Form 10-K
period 2021-12-31
USCB FINANCIAL HOLDINGS, INC.
filed 2022-03-24
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____
Commission File Number:
001-41196
USCB Financial Holdings, Inc.
(Exact name of registrant as specified in its

charter)

Florida
87-4070846
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)
2301 NW 87th Avenue
,
Doral
,
FL
33172
(Address of principal executive offices) (zip

code)
Registrant’s telephone number, including area code:

(
305
)
715-5200
Securities registered pursuant to Section 12(b)

of the Act:
Title of each class Trading Symbol(s) Name of each exchange on which registered
Class A Common Stock, $1.00 par value per
share
USCB
The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g)

of the Act:

None
Indicate by check mark if the registrant is a well-known

seasoned issuer, as defined in Rule 405 of the Securities Act.
☐

Yes

No
☒
Indicate by check mark if the registrant is not required

to file reports pursuant to Section 13 or Section

15(d) of the Act.

Yes
☐

No
☒
Indicate by check mark

whether the registrant (1) has

filed all reports

required to be filed

by Section 13 or

15(d) of the Securities

Exchange Act of
1934 during the

preceding 12 months (or

for such shorter

period that the

registrant was required to

file such reports),

and (2) has

been subject to
such filing requirements for the past 90 days.

Yes
☒

No
☐
Indicate by check mark whether the registrant has

submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405
of Regulation S-T

(§232.405 of this chapter)

during the preceding

12 months (or for

such shorter period

that the registrant

was required to submit
such files).

Yes
☒

No
☐
Indicate by check mark whether

the registrant is a large

accelerated filer, an accelerated filer, a non-accelerated

filer, a smaller reporting company or
an emerging growth company. See the definitions of “large

accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,”
and “emerging growth company” in Rule 12b-2 of

the Exchange Act.
Large accelerated filer
☐

Accelerated filer
☐

Non-accelerated filer
☐

Smaller reporting company
☒

Emerging growth company
☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended

transition period for complying with any
new or revised financial accounting standards provided

pursuant to Section 13(a) of the Exchange

Act.
☐
Indicate by check mark

whether the registrant has

filed a report on

and attestation to its

management’s assessment of the

effectiveness of its internal
control over

financial reporting

under Section

404(b) of

the Sarbanes-Oxley

Act (15

U.S.C.7262(b)) by

the registered

public accounting

firm that
prepared or issued its audit report.

☐

Indicate by check mark whether the registrant is a

shell company (as defined in Rule 12b-2 of the

Securities Exchange Act of 1934). Yes
☐

No
☒
The aggregate market

value of the

voting and non-voting

common stock

held by non-affiliates

of the registrant

on March 1,

2022, based on

the closing
price of $13.41 for shares of

the Registrant’s Class A common

stock as reported by the Nasdaq

Stock Market was approximately $
268.1

million. The
registrant has elected to

use March 1, 2022

as the calculation date

because on June 30,

2021 (the last

business day of the

Registrant’s second fiscal
quarter),

the

Registrant

was

a

privately

held

company. As

of

March

1,

2022,

the

registrant

had
20,000,753

shares

of

Class

A

common

stock
outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this report.

FORM 10-K
DECEMBER 31, 2021

Cautionary Note Regarding Forward-Looking Statements
PART I
4
Item 1.
Business
4
Item 1A.
Risk Factors
18
Item 1B.
Unresolved Staff Comments
40
Item 2.
Properties
40
Item 3.
Legal Proceedings
40
Item 4.
Mine Safety Disclosures
40
PART II
41
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
41
Item 6.
Reserved
42
Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations
43
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
63
Item 8.
Financial Statements and Supplementary Data
66
Consolidated Balance Sheets
66
Consolidated Statements of Operations
67
Consolidated Statements of Comprehensive Income
68
Consolidated Statements of Changes in Stockholders’ Equity
69
Consolidated Statements of Cash Flows
70
Notes to the Consolidated Financial Statements
72
Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
105
Item 9A.
Controls and Procedures
105
Item 9B.
Other Information
105
Item 9C.

Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
105
PART III
106
Item 10.
Directors, Executive Officers and Corporate Governance
106
Item 11.
Executive Compensation
106
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
106
Item 13.
Certain Relationships and Related Transactions, and Director Independence
106
Item 14.
Principal Accountant Fees and Services
106
PART IV
107
Item 15.
Exhibit and Financial Statement Schedules
107
Exhibit Index
108
Signatures

CAUTIONARY NOTE REGARDING FORWARD

-LOOKING STATEMENTS
This

Annual

Report

on

Form

10-K

contains

statements

that

are

not

historical

in

nature

are

intended

to

be,

and

are
hereby identified as, forward-looking

statements for purposes of

the safe harbor provided by

Section 21E of the Securities
Exchange

Act

of

1934,

as

amended.

The

words

“may,”

“will,”

“anticipate,”

“should,”

“would,”

“believe,”

“contemplate,”
“expect,” “aim,” “plan,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended

to

identify

forward-looking

statements.

These

forward-looking

statements

include

statements

related

to

our
projected

growth,

anticipated

future

financial

performance,

and

management’s

long-term

performance

goals,

as

well

as
statements relating to

the anticipated effects

on results of

operations and financial

condition from expected

developments
or events, or business and growth strategies, including

anticipated internal growth.
These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements.

Potential risks and uncertainties include, but are not

limited to:
•

the strength of the United States economy

in general and the strength of the local

economies in which we conduct
operations;
•

the COVID-19 pandemic and its impact on

us, our employees, customers and third-party service providers, and the ultimate extent of the impacts of the pandemic and related government stimulus programs;

•

our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
•

the accuracy of our financial statement estimates and assumptions, including the estimates used for our credit loss reserve and deferred tax asset valuation allowance;
•

the efficiency and effectiveness of our

internal control environment;
•

our ability

to comply

with the

extensive laws

and regulations

to which

we are

subject, including

the laws

for each
jurisdiction where we operate;
•

legislative or regulatory

changes and changes

in accounting

principles, policies,

practices or

guidelines, including
the effects of the forthcoming implementation

of the Current Expected Credit Losses (“CECL”) standard

;
•

the effects

of our

lack of

a diversified

loan portfolio

and concentration

in the

South Florida

market, including

the
risks

of geographic,

depositor,

and

industry concentrations,

including our

concentration

in

loans secured

by real
estate;
•

the concentration of ownership of our Class A common

stock;
•

fluctuations in the price of our Class A common stock;
•

our ability to fund or access the capital markets at attractive rates and terms and manage our growth, both organic
growth as well as growth through other means, such as

future acquisitions;
•

inflation, interest rate, unemployment rate, market, and monetary fluctuations;
•

increased competition and its effect on pricing

of our products and services as well as our margins;

•

the effectiveness of our risk management strategies, including operational risks, including, but not limited to, client, employee, or third-party fraud and security breaches; and

•

other

risks

described

this

Form

10-K

and

other

filings

we

make

with

the

Securities

and

Exchange

Commission
(“SEC”).
All

forward-looking

statements

are

necessarily

only

estimates

of

future

results,

and

there

can

be

no

assurance

that
actual results will

not differ

materially from expectations.

Therefore, you are

cautioned not to

place undue reliance

on any
forward-looking statements. Further,

forward-looking statements included in this presentation

are made only as of the date
hereof, and we undertake

no obligation to update

or revise any forward-looking

statement to reflect events

or circumstances
after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. You

should also review the risk factors

described in the reports the Company

filed or will
file with the

SEC and,

for periods

prior to

the completion

of the bank

holding company

reorganization, the

Bank filed

with
the Federal Deposit Insurance Corporation (“FDIC”).

USCB Financial Holdings, Inc.

2021 10-K

PART I
Item 1. Business
Overview
USCB Financial Holdings, Inc.,

a Florida corporation (the “Company”), was formed on December 17, 2021, to serve as the holding company for U.S. Century Bank, a Florida state-chartered bank (the “Bank”), and is a bank holding company (a
“BHC”)

registered

with

the

Board

of Governors

of the

Federal

Reserve

System (the

“Federal

Reserve”)

under

the

Bank
Holding Company Act

of 1956, as

amended (the “BHC Act”).

The Company is

headquartered in Miami, Florida,

and, through
the Bank, its sole

subsidiary, operates 10 banking centers in South Florida providing a wide range of personal and business
banking products and services. As of December 31, 2021,

the Company had total consolidated assets of $1.9 billion.
The Bank commenced operations

on October 28, 2002 and

is a Florida state-chartered, non-Federal

Reserve System
member bank. Over the course

of 2021, the Bank simplified

its capitalization structure by

exchanging and/or repurchasing
all of its issued

and outstanding preferred

shares, including Class

C, Class D, and

Class E preferred stock.

Most recently,
in December 2021,

the Bank reached

agreements with

holders of

its Class B

common stock,

to exchange

all outstanding
Class B common stock for Class A common stock in a

1-for-5 reverse stock split.
On July 27,

2021, the Bank

completed an initial

public offering of 4,600,000

shares of its

Class A common

stock. Shares
of the Bank’s Class

A common stock were

sold at a price

to the public

of $10.00 per share

and began trading on

the Nasdaq
Stock Market under ticker symbol “USCB”.

On December

30, 2021

(the

“Effective

Date”),

the Company

acquired

all of

the

issued

and

outstanding

stock

of the
Bank in a

share exchange

(the “Reorganization”)

effected under

the Florida

Business Corporation

Act and

in accordance
with the

terms of

an Agreement and

Plan of

Share Exchange dated

December 27, 2021

between the Bank

and the

Company
(the “Share Exchange Agreement”). The Reorganization and

the Share Exchange Agreement were approved

by the Bank’s
stockholders at a special meeting of the Bank’s stockholders held on December 20,

2021. Pursuant to the Share Exchange
Agreement, on the Effective

Date each issued and outstanding

share of the Bank’s

Class A common stock was

converted
into

and

exchanged

for

one

share

of

the

Company’s

Class

A

common

stock.

As

a

result,

the

Bank

became

the

sole
subsidiary

of

the

Company,

the

Company

became

the

holding

company

for

the

Bank

and

the

stockholders

of the

Bank
became stockholders of the Company.
Prior

the

Effective

Date,

the

Bank’s

Class

A

common

stock

was

registered

under

Section

12(b)

of

the

Securities
Exchange Act of 1934 (the “Exchange

Act”), and the Bank was subject to

the information requirements of the Exchange

Act
and, in accordance with Section 12(i) thereof, filed quarterly reports, proxy statements and other information with the FDIC.
As a result of the Reorganization, pursuant to Rule 12g-3(a) under the Exchange Act, the Company became the successor registrant

to the

Bank, the

Company’s

Class

A common

stock

was

deemed

to

be

registered

under

Section

12(b)

of the
Exchange Act, and the Company became subject to the information requirements of the Exchange Act and is now required to file

reports, proxy

statements and

other information with

the SEC.

The trading

symbol for

the Company’s Class

A Common
Stock is “USCB”, which is the same as the Bank’s

former trading symbol.
Prior to

the Reorganization,

the Company

had no

material assets

and had

not conducted

any business

or operations
except for activities related to its incorporation and the

Reorganization.
Our strategy in becoming a publicly traded company and forming a BHC is to continue pursuing organic growth as well
as strategic acquisitions

if the opportunity

arises which

efforts will

be further facilitated

by access to

public capital and

the
added flexibility provided by a BHC structure.
In this Annual Report, unless the context indicated otherwise, references to “we,” “us,”, and “our” refer to the Company
and the Bank. However, if the

discussion relates to a period before the Effective

Date, the terms refer only to the Bank.
Products and Services
Lending Services
Our mission

is to

provide high

value, relationship

-based banking

products, services

and solutions

to a

diverse

set of
clients in the

markets we serve. We focus

on serving small-to-medium sized businesses (“SMBs”) and

catering to the needs
of

local

business

owners,

entrepreneurs

and

professionals

in

South

Florida.

We

have

further

leveraged

our

success

in
providing comprehensive banking solutions

to SMBs to also secure the personal

retail deposit relationships of the owners,
operators, and employees of our commercial lending clients, which has been a cornerstone of our deposit growth strategy.

USCB Financial Holdings, Inc.

2021 10-K

In addition

to our

traditional commercial

banking services,

we are

among a

select number

of banks

of our

size within
our market

area that

can offer

certain specialty

banking products,

services and

solutions designed

for small

businesses,
homeowner associations,

law firms, medical

practices and other

professional services

firms, and global

banking services.
Our major specialty banking offerings include

the following:
•
Small Business Administration

(SBA) lending:

Our SBA platform

originates loans under Sections

7(a) and
504 of the SBA program. The 7(a) loan

program, SBA's most common

loan program, includes financial help for
small businesses with special requirements while

the 504 loan program provides long-term, fixed

rate financing
of up to

$5.0 million for

major fixed assets

that promote business

growth and job

creation. Since its

formation
in 2018, the platform

serves as an

opportunity to generate

commercial and industrial

loans, or C&I loans,

and
to diversify our revenue

stream through originating

and selling SBA

7(a) loans. As

of December 31, 2021,

the
Bank is a Preferred Lending

Partner with the SBA

which allows us to offer

the full range of SBA

loan products
and

to

exercise

lending

authority

at

the

local

Bank

level,

allowing

us

to

make

timely

credit

decisions

for
prospective clients.
• Yacht lending:

In 2021, two portfolios

of yacht loans were

purchased as part of

our strategic initiative to

launch
a new business vertical and diversify our portfolio.

•
Homeowner

Association

(HOA)

services:

We

provide

banking

services

to HOAs

and

property

managers,
including deposit collection,

lockbox services, payment

services, and lending

products. Launched in

2016, we
offer our HOA customers a unique combination of market knowledge of a local bank, and a highly personalized
“white glove” approach to customer service.
•
Jurist Advantage and Private Client

Group services:

Our Jurist Advantage and Private

Client Group vertical
provides customized

banking solutions

for law

firms as

well as

their partners,

associates, staff,

and high

net
worth clients.

We also leverage

our relationships with

our law

firm clients to

generate personal deposit

accounts.
•
Global

Banking

services:

Our

Global

Banking

vertical

provides

correspondent

banking

services

for

banks
headquartered

in

certain

Latin

America

and

the

Caribbean

countries.

We

also

cross-sell

our

correspondent
banking relationships to

generate international personal

banking clients for

our Bank. Our compliance

team is
experienced in issues related to foreign banking, and we have consistent open communication with our foreign bank clients to ensure

proper compliance controls are maintained at

such institutions.
Credit Practices
Our underwriting process is informed by a conservative credit culture that encourages prudent lending. We believe our
strong

asset

quality

is

due

to

our

understanding

of

and

experience

with

businesses

within

Florida,

our

long-standing
relationships with clients

and our disciplined

underwriting processes.

Our thorough underwriting

processes collaboratively
engage our seasoned business bankers, credit underwriters

and portfolio managers in the analysis of each loan request.

We manage our credit risk by analyzing metrics related

to our different lines of business, which allows us to

maintain a
conservative

and

well-diversified

loan portfolio

reflective

of our

assessment

of various

industry

sectors.

Based

upon our
aggregate exposure to any given borrower relationship, we undertake a scaled review of loan originations that may involve
senior credit officers, our Chief Credit Officer,

our Credit Committee or,

ultimately,

our Board of Directors (“Board”).
Deposit Products
We offer

traditional deposit

products including

commercial

and consumer

checking

accounts,

money market

deposit
accounts, savings accounts and certificates of deposit with a variety of terms and rates as well

as a robust suite of

treasury,
commercial payments

and cash

management services.

We offer

commercial and

consumer deposit

products

across our
primary geographic footprint.
Seasonality
We do not believe our business to be seasonal

in nature.

USCB Financial Holdings, Inc.

2021 10-K

Markets
Our primary banking market is South

Florida. Due to the recent

acceptance and expected ongoing emphasis on remote
work, coupled

with a

low tax

environment, warm

weather and

a strong

real estate

market has

encouraged companies

to
relocate some or all of their

operations to South Florida. We

believe this trend is further

demonstrated by recent relocation
initiatives undertaken by large financial institutions such as Blackstone Group Inc., Goldman Sachs Group Inc., and Citadel
Advisors

LLC,

all

of

which

have

established

operations

in

South

Florida.

We

believe

Florida

offers

long-term

attractive
banking opportunities.

Our largest concentration is in the Miami metropolitan statistical area; however, we are also focused on growth in other urban Florida markets in which we

have a presence, such as Broward and Palm Beach counties

.

According to the 2020

United States Census Bureau,

Florida was the third

most populous state

in the country and the
three largest populations

were in Miami-Dade,

Broward, and Palm

Beach counties, all

located in South Florida.

According
to

estimates

from

the

United

States

Census

Bureau,

from

2010

to

2021,

Florida’s

population

increased

to

21.8

million
residents, an increase of 3.0 million new residents. The percentage change in Florida’s population between April 2020 and
July 2021 alone was 1.1% according to the United States

Census Bureau.

Competition
Our markets are highly competitive,

and we compete with a wide range of lenders and other financial institutions within our markets,

including local,

regional,

national,

and international

commercial

banks

and credit

unions.

We

also compete
with mortgage companies, brokerage

firms, trust service providers, consumer

finance companies, mutual funds,

securities
firms,

insurance

companies,

third-party

payment

processors,

financial

technology

companies,

or

Fintechs,

and

other
financial intermediaries on various

of our products and

services. Some of our competitors

are not subject to the

regulatory
restrictions

and

the

level

of

regulatory

supervision

applicable

to

us.

Many

of

our

competitors

are

much

larger

financial
institutions that have greater financial

resources than we do

and compete aggressively for market

share. These competitors
attempt to gain market share through their financial product mix, pricing strategies and larger banking center networks.
Interest rates

on both

loans and

deposits and

prices of

fee-based services

are significant

competitive factors

among
financial

institutions

generally.

Other

important

competitive

factors

include

convenience,

quality

of

customer

service,
availability and quality of digital offerings, community

reputation, and continuity of personnel and services.

Emerging Growth Company
We are an “emerging growth

company,”

or “EGC”, as defined in the Jumpstart

Our Business Startups Act of 2012 (the
“JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable

to

other

public

companies

that

are

not

“emerging

growth

companies,”

including,

but

not

limited

to,

not

being
required to comply with the auditor

attestation requirements of Section

404 of the Sarbanes-Oxley Act,

reduced disclosure
obligations

regarding

executive

compensation

in

our

periodic

reports

and

proxy

statements,

and

exemptions

from

the
requirements of

holding a

non-binding advisory

vote on

executive compensation

and shareholder

approval of

any golden
parachute payments not previously approved.
In addition,

Section

107

of

the

JOBS

Act

also

provides

that

an

EGC can

take

advantage

of

the

extended

transition
period provided

in Section

7(a)(2)(B) of

the Securities

Act of

1933, as

amended (the

“Securities Act”),

for complying

with
new or revised accounting standards. In other

words, an EGC can delay the adoption

of certain accounting standards until
those standards would otherwise apply to private

companies. We intend to take advantage

of the benefits of this extended
transition period, for as long as it is available.

Human Capital Resources
We respect the values

and diversity throughout our organization

and the community. Diversity and inclusion are integral
parts of

our organization’s

culture. We

seek the

active engagement

and participation

of people

with diverse

backgrounds
and

ethnicities.

We

are

taking

steps

to

create

programs

to

ensure

that

we

are

organized

in

a

way

where

the

unique
contributions of each individual in our Company is

recognized and supported. Each team member is to

be treated fairly with
equal access to opportunities and resources for success. Additionally,

we run homebuyer educational and financial literacy
workshops in an effort

to reach the

financing needs of

the sectors of our

communities in which

these workshops are

most
needed.
At December 31, 2021,

we had 187

full-time equivalent employees.

None of our

employees are parties

to a collective
bargaining agreement. We believe that our employees are our greatest asset and vital to our success. As such, we seek to hire and retain the best

candidate for each position, without regard to

age, gender, ethnicity, or other protected class status,

USCB Financial Holdings, Inc.

2021 10-K

but

with

an

appreciation

for

a

diversity

of

perspectives

and

experiences.

We

have

designed

a

compensation

structure
including an array of benefit plans and programs that

we believe is attractive to our current and prospective

employees.
Regulation and Supervision
Bank

holding

companies,

banks,

and

their

affiliates

are

extensively

regulated

under

federal

and

state

law.

These
regulations have

a material

effect on

the operations

of the

Company and

its direct

and indirect

subsidiaries, including

the
Bank, which is currently the Company’s only subsidiary

.
Statutes, regulations and policies limit the activities in which we may engage and the conduct of our permitted activities
and

establish

capital

requirements

with

which

we

must

comply.

The

regulatory

framework

is

intended

primarily

for

the
protection of depositors, borrowers,

customers and clients, the

FDIC insurance funds

and the banking system

as a whole,
and not for the protection

of our stockholders or creditors.

In many cases, the applicable

regulatory authorities have broad
enforcement power over

bank holding companies,

banks and their subsidiaries,

including the power

to impose substantial
fines,

remove

officers

and

directors

from

their

positions,

force

the

termination

of

certain

activities

and

the

divestures

of
certain investments and other penalties for violations of

laws and regulations.

Further,

the

regulatory

system

imposes

reporting

and

information

collection

obligations.

Banking

statutes

and
regulations are subject

to change,

and additional

statutes, regulations,

and corresponding

guidance may

be adopted. We
are unable to predict these future changes or the effects, if any, that these changes could have on the business, prospects, revenues, and results of operations of our Bank and Company.
The material

statutory and

regulatory requirements

that are

applicable to

us are

summarized below.

The description
below is not

intended to summarize

all laws and

regulations applicable to us.

These summary descriptions are

not complete,
and you should refer to the full text of the statutes, regulations,

and corresponding guidance for more information.
Bank and Bank Holding Company Regulation
As

a

Florida

state-chartered

bank,

the

Bank

is

subject

to

ongoing

and

comprehensive

supervision,

regulation,
examination, and enforcement by the FDIC and Florida Office of Financial Regulation (“FOFR”). The FOFR supervises and regulates all areas

of our operations

including, without limitation,

the making of

loans, the issuance

of securities, the

conduct
of our corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends, and the establishment
or closing of banking centers. In addition, our deposit accounts are insured by the Deposit Insurance Fund administered by the FDIC to the maximum extent permitted by law, and the FDIC has certain supervisory and enforcement powers over us.
Any entity

that directly

or indirectly

controls a

bank must

be approved

by the

Federal Reserve

Board under

the Bank
Holding

Company

Act

of

1956

(the

“BHC

Act”)

to

become

a

BHC,

BHCs

and

their

bank

affiliates.

BHCs

are

subject

to
regulation, inspection,

examination, supervision

and enforcement

by the Federal

Reserve Board

under the

BHC Act.

The
Federal Reserve

Board's jurisdiction

also extends

to any

company

(except, in

most instances,

a bank)

that

is directly

or
indirectly controlled by a BHC.
The Company,

which controls the Bank, is a BHC and,

as such, is subject to ongoing and comprehensive

supervision,
regulation, examination and enforcement by the Federal

Reserve Board.
Prior Notice and Approval Requirements Related to

Control
Banking laws impose prior notice,

approval, and ongoing regulatory requirements on

any stockholder or other party

that
seeks to

acquire,

and subsequently

acquires,

direct or

indirect "control"

of an

FDIC-insured

depository institution.

These
laws include the BHC Act and the Change in Bank Control Act. Among other things, these laws require regulatory filings by individuals

or

companies

that

seek

to

acquire

direct

or

indirect

"control"

of

an

FDIC-insured

depository

institution.

The
determination

of

whether

an

investor

"controls"

a

depository

institution

is

based

on

all

of

the

facts

and

circumstances
surrounding the investment.

As a general

matter, a

party is deemed

to control a

depository institution

or other company

if
the party

owns or

controls 25%

or more

of any

class of

voting stock

of the

depository institution,

control the

election of

a
majority of the board of directors of the depositary institution and/or exercises a controlling influence over the management
and policies of such institution. Subject to

rebuttal, a party generally may be presumed

to control a depository institution or
other

company

if

the

investor

owns

or

controls

10%

or

more

of

any

class

of

voting

stock.

Except

under

very

limited
circumstances, bank holding

companies are prohibited

from acquiring, without

prior approval, control

of any other

bank or
BHC or substantially

all the assets

thereof or more

than 5%

of the voting

shares of

a bank or

BHC which is

not already a
subsidiary.

USCB Financial Holdings, Inc.

2021 10-K

Source of Strength
All companies, including BHCs, that directly

or indirectly control an insured depository

institution, are required to serve
as a source

of strength for

the institution. Under

this requirement,

the Company in

the future could

be required to

provide
financial assistance to

the Bank should it

experience financial distress. Such

support may be

required at times when,

absent
this statutory and Federal Reserve Policy requirement, a

BHC may not be inclined to provide it.
Safety and Soundness Regulation
As

an

insured

depository

institution,

the

Bank

is

subject

to

prudential

regulation

and

supervision

and

must

undergo
regular

on-site

examinations

by

our

state

and

federal

bank

regulatory

agencies.

The

cost

of

examinations

of

insured
depository institutions and

any affiliates are

assessed by

the appropriate agency

against each institution

or affiliate

that is
subject to examination

as it deems

necessary or appropriate. We

file quarterly consolidated reports

of condition and

income,
or call reports, with the FDIC and FOFR.
The federal banking

agencies have also

adopted guidelines establishing safety

and soundness standards for

all insured
depository institutions including our

Bank. The safety and soundness

guidelines relate to, among

other things, our internal
controls, information systems, internal

audit systems, liquidity, capital adequacy, loan underwriting and documentation,

anti-
money laundering policies and procedures, transactions

with insiders, risk management, compensation, asset

growth, and
interest

rate

exposure.

These

standards

assist

the

federal

banking

agencies

with

early

identification

and

resolution

of
problems at insured depository

institutions. If we were

to fail to meet or

otherwise comply with

any of these standards,

the
FDIC could require us to submit a

plan for achieving and maintaining compliance.

If a financial institution fails to

submit an
acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by the
FDIC, the FDIC is

required to issue an

order directing the institution

to cure the deficiency.

Until the deficiency cited

in the
order is cured, the

FDIC may restrict

the financial institution’s

rate of growth, require

the financial institution to

increase its
capital, restrict

the rates

the institution

pays on

deposits or

require the

institution to

take any

action the

regulator deems
appropriate

under

the

circumstances.

Noncompliance

with

the

standards

established

by

the

safety

and

soundness
guidelines may

also constitute

grounds for

other

enforcement

action,

including cease

and desist

orders

and

civil

money
penalty assessments. In addition,

the FDIC could terminate

our deposit insurance if

it determines that

our financial condition
was unsafe or

unsound or that

we engaged in unsafe

or unsound practices that

violated applicable rules, regulations,

orders
or conditions enacted or imposed on us by our regulators.
During

the

past

decade,

the

bank

regulatory

agencies

have

increasingly

emphasized

the

importance

of

sound

risk
management processes

and strong

internal controls

when evaluating

the activities

of the

financial institutions they

supervise.
Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more

important as

new technologies, product

innovation and

the size

and speed

of financial

transactions have

changed
the nature of

banking markets. The

agencies have identified

a spectrum of

risks facing a

banking institution including,

but
not limited to, credit, market, liquidity, interest rate, cybersecurity, operational, legal and reputational risk. Recent regulatory pronouncements

have focused

on operational

risk, which

arises

from the

potential that

inadequate

information systems,
operational problems, breaches

in internal controls, fraud

or unforeseen deficiencies

will result in unexpected

losses. New
products

and

services,

use

of

outside

vendors

and

cybersecurity

are

critical

sources

of

operational

risk

that

financial
institutions are expected

to address

in the current

environment. We

expect to have

active Board

and senior

management
oversight;

adequate

policies,

procedures

and

risk

limits;

adequate

risk

measurement

and

monitoring

and

adequate
management information systems; and comprehensive internal

controls to address these various risks.
Permissible Activities and Investments
Bank regulatory

laws generally

restrict the

ability of

the Company,

as a

BHC, to

engage in

activities other

than those
determined by the

Federal Reserve Board

to be

so closely

related to banking

as to be

a proper incident

thereto. The Gramm-
Leach-Bliley Act (the “GLB Act”) expanded the scope of permissible activities for a BHC that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional

activities
that are

financial

in nature

or incidental

or complementary

to a

financial activity.

The Company

is not

a financial

holding
company.
In addition, as a general matter, the establishment or

acquisition by the Company,

of a non-bank entity, or the initiation
of a non-banking

activity,

requires prior

regulatory approval

from the Federal

Reserve Board.

In approving

acquisitions or
the addition of

activities, the Federal Reserve

Board considers, among

other things, whether the

acquisition or the

additional
activities can reasonably be

expected to produce benefits

to the public,

such as greater convenience,

increased competition
or gains in efficiency, that outweigh such possible adverse

effects as undue concentration of resources,

decreased or unfair
competition, conflicts of interest or unsound banking practices

.

USCB Financial Holdings, Inc.

2021 10-K

Regulatory Capital Requirements
The federal banking

regulators have adopted

risk-based capital adequacy

guidelines for bank

holding companies and
their subsidiary banks

and banks without bank

holding companies based on

the Basel III

standards. Under these guidelines,
assets and off-balance sheet items are assigned to specific risk categories, each with designated risk weightings. The risk-
based capital guidelines are designed to make regulatory

capital requirements more sensitive to differences

in risk profiles
among banks and bank holding

companies, to account for off-balance sheet exposure,

to minimize disincentives for holding
liquid assets, and

to achieve greater

consistency in

evaluating the capital

adequacy of

major banks throughout

the world.
The resulting

capital ratio requirements

represent capital as

a percentage of

total risk-weighted assets

and off-balance sheet
items. Final rules

implementing the capital

adequacy guidelines became

effective, with various

phase-in periods, on

January
1, 2015

for

community

banks

such

as us.

All

of

the

rules

were

fully

phased

in

as of

January

1,

2019.

These

final

rules
represent a significant change to the prior general risk-based capital rules and are designed to substantially conform to the
Basel III international standards.
In computing

total risk-weighted

assets, bank

and bank

holding company

assets are

given risk-weights

of 0%,

20%,
50%, 100%

and 150%.

In addition,

certain

off-balance

sheet items

are given

similar credit

conversion

factors

to convert
them to asset

equivalent amounts

to which an

appropriate risk-weight

will apply.

Most loans will

be assigned to

the 100%
risk category,

except for

performing first

mortgage loans

fully secured

by 1-to-4

family and

certain multi-family

residential
property, which carry a 50% risk rating. Most investment securities

(including, primarily, general

obligation claims on states
or

other

political

subdivisions

of

the

United

States)

will

be

assigned

to

the

20%

category,

except

for

municipal

or

state
revenue bonds, which have a 50% risk-weight,

and direct obligations of the U.S.

Treasury or obligations backed

by the full
faith

and

credit

of

the

U.S.

government,

which

have

a

0%

risk-weight.

In

covering

off-balance

sheet

items,

direct

credit
substitutes,

including

general

guarantees

and

standby

letters

of

credit

backing

financial

obligations,

are

given

a

100%
conversion

factor.

Transaction-related

contingencies

such

as

bid

bonds,

standby

letters

of

credit

backing

nonfinancial
obligations,

and undrawn

commitments

(including

commercial

credit lines

with

an initial

maturity

of more

than

one year)
have

a

50%

conversion

factor.

Short-term

commercial

letters

of

credit

are

converted

at

20%

and

certain

short-term
unconditionally cancelable commitments have a 0% factor.
Under

the

final

rules,

minimum

requirements

increased

for

both

the

quality

and

quantity

of

capital

held

by

banking
organizations. In this respect, the final rules

implement strict eligibility criteria for regulatory capital instruments and improve the methodology for

calculating risk-weighted

assets to enhance

risk sensitivity.

Consistent with the

international Basel III
framework, the rules include a new

minimum ratio of Common Equity

Tier 1 Capital to Risk-Weighted

Assets of 4.5%. The
rules also create a Common Equity Tier 1 Capital

conservation buffer of 2.5% of risk

-weighted assets. This buffer is added
to each of the three risk-based capital

ratios to determine whether an institution

has established the buffer.

The rules raise
the minimum ratio of Tier 1 Capital to Risk-Weighted Assets from 4% to 6% and include a minimum leverage ratio of 4% for
all banking

organizations. If

a financial

institution’s

capital conservation

buffer

falls below

2.5% —

e.g., if

the institution’s
Common Equity

Tier

1 Capital

to Risk

-Weighted

Assets is

less than

7.0% —

then capital

distributions

and

discretionary
payments will

be limited

or prohibited

based on

the size

of the

institution’s

buffer.

The types

of payments

subject to

this
limitation

include

dividends,

share

buybacks,

discretionary

payments

on

Tier

1

instruments,

and

discretionary

bonus
payments.
The new capital regulations

may also impact the

treatment of accumulated

other comprehensive income,

or AOCI, for
regulatory capital purposes. Under

the new rules, AOCI generally

flows through to regulatory

capital, however,

community
banks and their holding companies (if any)

may make a one-time irrevocable opt-out

election to continue to treat AOCI the
same as

under the

old regulations

for regulatory

capital purposes.

This election

was required

to be

made on

the first

call
report filed after

January 1, 2015.

We made the

opt-out election. Additionally,

the new rules

also permit community

banks
with less than $15.0 billion in total assets to continue to count certain non-qualifying capital instruments issued prior to May
19, 2010 as Tier 1 capital, including trust preferred securities and cumulative perpetual preferred stock (subject to a limit of
25% of Tier 1 capital). However, non-qualifying

capital instruments issued on or after May 19, 2010 do not qualify for Tier 1 capital treatment.
On

September

17,

2019,

the

federal

banking

agencies

jointly

finalized

a

rule

to

be

effective

January

1,

2020

and
intended to

simplify

the regulatory

capital requirements

described above

for qualifying

community

banking

organizations
that opt into the

Community Bank Leverage Ratio, or

CBLR, framework, as required by Section

201 of the Regulatory Relief
Act.

The

final

rule

became

effective

on

January

1,

2020,

and

the

CBLR

framework

became

available

for

banks

to

use
beginning with

their March

31, 2020 call

reports. Under

the final rule,

if a qualifying

community banking

organization opts
into

the

CBLR

framework

and

meets

all

requirements

under

the

framework,

it

will

be

considered

to

have

met

the

well-
capitalized ratio

requirements

under the

prompt corrective

action regulations

described elsewhere

in this

offering circular
and will not

be required to

report or calculate

risk-based capital.

In order to

qualify for the

CBLR framework,

a community
banking organization must

have a tier

1 leverage ratio

of greater than

9%, less than

$10.0 billion in

total consolidated assets,
off-balance sheet

exposures of 25%

or less of total

consolidated assets, and

trading assets and

liabilities of 5%

or less of

USCB Financial Holdings, Inc.

2021 10-K

total consolidated assets. However, Section

4012 of the CARES Act required that the CBLR be temporarily lowered to 8%.
The federal regulators issued a rule implementing the lower CBLR effective April 23, 2020. The rule also established a two-
quarter grace period

for a qualifying

institution whose

leverage ratio falls

below the

8% CBLR

requirement so

long as the
bank maintains a leverage ratio of 7% or greater.

Another rule was issued to transition back to the 9% CBLR

by increasing
the

ratio

to

8.5%

for

calendar

year

2021

and

9%

thereafter.

Although

the

Bank

is

a

qualifying

community

banking
organization, the Bank has elected

not to opt in to the CBLR framework

at this time and will continue to

follow the Basel III
capital requirements as described above.
As

of

December 31,

2021

and

2020,

the

Bank

qualified

as

a

“well

capitalized”

institution.

See

Note

15

“Regulatory
Matters” of the Consolidated Financial Statements filed herewith for further details.
Prompt Corrective Action
Under the Federal

Deposit Insurance Act

(“FDIA”), the

federal bank regulatory

agencies must take

"prompt corrective
action"

against

undercapitalized

U.S.

depository

institutions.

The

capital-based

regulatory

framework

contains

five
categories

of

compliance

with

regulatory

capital

requirements,

including

"well

capitalized,"

"adequately

capitalized,"
"undercapitalized,"

"significantly

undercapitalized,"

and

"critically

undercapitalized,"

and

depository

institutions

are
subjected to differential regulation corresponding

to the capital category within which the institution falls.

As of December 31,

2021, a depository

institution was

deemed to be

"well capitalized"

if the banking

institution had

a
total risk-based

capital

ratio

of

10.0%

or greater,

a tier

1 risk-based

capital

ratio

of

8.0%

or

greater,

a

CET1

risk-based
capital

ratio

of

6.5%

and

a

leverage

ratio

of

5.0%

or

greater,

and

the

institution

was

not

subject

to

an

order,

written
agreement,

capital

directive,

or

prompt

corrective

action

directive

to

meet

and

maintain

a

specific

level

for

any

capital
measure.

Under

certain

circumstances,

a

well-capitalized,

adequately

capitalized

or

undercapitalized

institution

may

be
treated as

if the

institution were

in the

next lower

capital category

if it’s

determined

that the

institution is

in an

unsafe or
unsound condition or

is engaging in

an unsafe or

unsound practice. The

degree of

regulatory scrutiny of

a financial institution
will

increase,

and

the

permissible

activities

of

the

institution

will

decrease,

as

it

moves

downward

through

the

capital
categories.

A

banking

institution

that

is

undercapitalized

is required

to

submit

a

capital restoration

plan.

Failure

to

meet
capital guidelines

could subject

the institution

to a

variety of

enforcement remedies

by federal

bank regulatory

agencies,
including: termination

of deposit insurance

by the FDIC,

restrictions on certain

business activities, and

appointment of the
FDIC as conservator or receiver,

depending upon the severity of the capital deficiency

.
Commercial Real Estate Concentration Guidelines
The federal

banking regulators

have implemented

guidelines to

address increased

concentrations in

commercial real
estate

loans.

These

guidelines

describe

the

criteria

regulatory

agencies

will

use

as

indicators

to

identify

institutions
potentially

exposed

to

unacceptably

high

levels

of

commercial

real

estate

concentration

risk.

An

institution

that

has

(i)
experienced

rapid

growth

in

commercial

real

estate

lending,

(ii)

notable

exposure

to

a

specific

type

of

commercial

real
estate, (iii)

total reported loans

for construction, land

development, and other

land representing 100%

or more

of total

capital,
or

(iv)

total

commercial

real

estate

(including

construction)

loans

representing

300%

or

more

of

total

capital

and

the
outstanding balance of

the institutions commercial

real estate portfolio

has increased by

50% or more

in the prior

36 months,
may be identified for further supervisory analysis of a potential concentration risk.
As of

December 31, 2021,

our ratio

of construction

loans to

total capital

was 30%,

and therefore,

we were

under the
100% threshold

set forth

in clause

(iii) in

the paragraph

above. With

respect to

clause (iv)

in the

paragraph above,

as of
December 31, 2021, our

ratio of total

commercial real estate

loans to total

capital was 298%,

but the outstanding

balance
of our

commercial real

estate portfolio

has not

increased by

50% or

more in

the prior

36 months.

As a

result, we

are not
deemed to have a concentration in commercial real estate

lending under applicable regulatory guidelines.

USCB Financial Holdings, Inc.

2021 10-K

Payment of Dividends
The ability of

the board of

directors of an

insured depository

institution to declare

a cash dividend

or other distribution
with

respect

to

capital

stock

is

subject

to

statutory

and

regulatory

restrictions

that

limit

the

amount

available

for

such
distribution

depending

upon

earnings,

financial

condition

and

cash

needs

of

the

institution,

as

well

as

general

business
conditions. Insured

depository

institutions are also

prohibited from

paying management

fees to any

controlling persons

or
other affiliates or,

with certain limited exceptions,

making capital distributions,

including dividends, if

after such transaction
the

institution

would

be

less

than

adequately

capitalized.

Under

Florida

law,

we

may

generally

declare

a

dividend

from
retained net profits which accrued prior to

the preceding two years, but we must, before the declaration of a dividend on our
common stock, carry 20% of

our net profits for such

preceding period as is covered by

the dividend to our surplus

fund, until
the same

shall at

least equal

the amount

of our

common stock

and preferred

stock

then issued

and outstanding.

Under
Florida law, we are prohibited from declaring

a dividend at any time

at which our net

income from the current year

combined
with the retained net income from the preceding two years is a loss or which would cause our capital accounts to fall below the minimum amount required by law, regulation, order,

or any written agreement with a state or federal regulatory agency.
In addition,

because we

are a

BHC, we

are dependent

upon the

payment

of dividends

by the

Bank as

our principal
source of funds

to pay dividends

in the future,

if any,

and to make

other payments.

It is the

policy of the

Federal Reserve
Board that BHCs

should pay cash

dividends on common

stock only out

of income available

over the past

year and only

if
prospective earnings retention

is consistent with

the organization’s expected future

needs and financial

condition. The policy
provides that

a BHC

should not

pay cash

dividends at

a level

that undermines

the BHC’s

ability to

serve as

a source

of
strength to its banking subsidiaries.
Incentive Compensation
Guidelines adopted by

the federal

banking agencies pursuant

to the

FDIA prohibit

excessive compensation as

an unsafe
and

unsound

practice

and

describe

compensation

as

excessive

when

the

amounts

paid

are

unreasonable

or
disproportionate to the services performed by an executive

officer, employee,

director or principal shareholder.
In June 2010,

the federal banking

agencies jointly

adopted the

Guidance on Sound

Incentive Compensation

Policies,
or GSICP.

The GSICP intended to

ensure that banking organizations

do not undermine the

safety and soundness of

such
organizations

by

encouraging

excessive

risk-taking.

This

guidance,

which

covers

all

employees

that

have

the

ability

to
expose the

organization

to material

amounts of

risk, either

individually or

as part

of a

group, is

based upon

a set

of key
principles relating to

a banking organization’s

incentive compensation arrangements.

Specifically,

incentive compensation
arrangements should (i)

provide employee incentives

that appropriately balance risk

in a manner that does

not encourage
employees to expose their

organizations to imprudent risk,

(ii) be compatible with

effective controls and risk

management,
and (iii) be supported by

strong corporate governance,

including active and effective

oversight by the organization’s

board
of directors. Any deficiencies in our compensation practices could lead to supervisory or enforcement actions

by the FDIC.
The

Dodd-Frank

Act

requires

the

federal

banking

agencies

and

the

SEC

to

establish

joint

regulations

or

guidelines
prohibiting incentive-based payment arrangements at specified regulated entities, such as us, having at least $1.0 billion in total

assets

that

encourage

inappropriate

risk-taking

by

providing

an

executive

officer,

employee,

director

or

principal
shareholder

with

excessive

compensation,

fees,

or

benefits

or

that

could

lead

to

material

financial

loss

to

the

entity.

In
addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-
based compensation

arrangements. The

federal banking

agencies proposed

such regulations

in April

2011

and issued

a
second proposed rule in April 2016. The second proposed rule would apply to all banks with at least $1.0 billion in average
total consolidated assets. Final

regulations have not been

adopted as of the date

hereof. If adopted, these or

other similar
regulations would impose

limitations on the manner

in which we may

structure compensation for our

executives and other
employees

that

could

go

beyond

the

requirements

of

GSICP.

The

scope

and

content

of

the

federal

banking

agencies’
policies

on

incentive

compensation

are

continuing

to

develop

and

are

likely

to

continue

evolving,

but

the

timeframe

for
finalization of such policies is not known at this time.

USCB Financial Holdings, Inc.

2021 10-K

Limits on Transactions with Affiliates and

Insiders
Insured depository institutions are subject to restrictions

on their ability to conduct transactions with

affiliates and other
related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements,

and collateral
requirements

on

certain

loan

transactions

by

an

insured

depository

institution

with,

or

for

the

benefit

of,

its

affiliates.
Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate, and
acquisitions of assets from an

affiliate. Section 23B of

the Federal Reserve Act requires

that most types of transactions by
an

insured

depository

institution

with,

or

for

the

benefit

of,

an

affiliate

be

on

terms

at

least

as

favorable

to

the

insured
depository institution as

if the transaction

were conducted between

the insured depository institution

and an unaffiliated third
party.
An affiliate of a

bank is any entity that controls,

is controlled by or

is under common control with

the bank. In a holding
company context, the

parent bank holding

company,

such as USCB

Financial Holdings, Inc.,

and any companies

that are
controlled by such parent holding company (excluding

subsidiaries of the bank) are affiliates of the bank.
Loans to executive officers and directors of an insured depository institution or any of its affiliates or to any person who directly or indirectly, or acting through or in concert with one or more persons,

owns, controls or has the power to vote more
than 10% of any class of voting securities of a bank, which we refer to as 10% shareholders, or to any political or campaign committee the

funds or

services of

which will

benefit those

executive officers,

directors, or

10% shareholders

or which

is
controlled by those executive officers, directors

or 10% shareholders, are subject to

Sections 22(g) and 22(h) of

the Federal
Reserve Act

and the

corresponding

regulations

(Regulation

O) and

Section 13(k)

of the

Exchange Act

(as applied

to us
through FDIC regulations) relating to the prohibition on personal loans to executives (which exempts financial institutions in compliance with the insider lending restrictions of Section

22(h) of the Federal Reserve Act).
FDIC Deposit Insurance
The FDIC is

an independent

federal agency

that insures the

deposits of federally

insured depository

institutions up

to
applicable limits. The FDIC also has certain regulatory,

examination and enforcement powers with respect to FDIC-insured institutions.

The

deposits

are

insured

by

the

FDIC

up

to

applicable

limits.

As

a

general

matter,

the

maximum

deposit
insurance amount which an insured bank may offer

is $250 thousand per depositor.
Additionally,

FDIC-insured depository institutions are

required to pay deposit insurance

assessments to the FDIC. The
amount of

a particular

institution's deposit

insurance assessment

is based

on that

institution's risk

classification under

an
FDIC risk-based assessment system. An institution's

risk classification is assigned based on

its capital levels and the level
of supervisory concern the institution poses to the regulators.
Under the current

system, deposit

insurance assessments

are based

on a bank’s

assessment base,

which is

defined
as average total assets minus

average tangible equity.

For established small institutions,

such as the Bank, the

FDIC sets
deposit

assessment

rates

based

on

the

Financial

Ratios

Method,

which

takes

into

account

several

ratios

that

reflect
leverage, asset quality,

and earnings at

each individual institution

and then applies

a pricing multiplier

that is the same

for
all institutions. An

institution’s rate

must be within

a certain minimum

and a certain

maximum range, and

the range varies
based on

the institution’s

composite CAMELS

rating. The

deposit insurance

assessment

is calculated

by multiplying

the
bank’s assessment base by the total base assessment

rate.
Under the

FDIA, the

FDIC may

terminate deposit

insurance upon

a finding

that the

institution has

engaged in

unsafe
and unsound

practices,

is in

an unsafe

or unsound

condition

to continue

operations,

or has

violated any

applicable

law,
regulation, rule, order, or condition

imposed by the FDIC.
Depositor Preference
The FDIA provides

that, in the

event of the

"liquidation or other

resolution" of an

insured depository institution, the

claims
of depositors

of the institution

(including the

claims of

the FDIC as

subrogee of

insured depositors)

and certain claims

for
administrative

expenses

of

the

FDIC

as

a

receiver

will

have

priority

over

other

general

unsecured

claims

against

the
institution.

Insured

and

uninsured

depositors

will

have

priority

in

payment

ahead

of

unsecured,

non-deposit

creditors,
including the Company,

with respect to any extensions of credit they may have made to such insured depository institution.
Overdraft Fee Regulation
The Electronic Fund Transfer Act prohibits

financial institutions from charging consumers fees

for paying overdrafts on
automated teller machines, or

ATMs,

and one-time debit card transactions,

unless a consumer consents,

or opts in, to the
overdraft service for those types

of transactions. If a consumer

does not opt in,

any ATM transaction or debit that overdraws

USCB Financial Holdings, Inc.

2021 10-K

the consumer’s account

will be denied.

Overdrafts on

the payment

of checks

and regular

electronic bill

payments are

not
covered

by

this

new

rule.

Before

opting

in,

the

consumer

must

be

provided

with

a

notice

that

explains

the

financial
institution’s overdraft

services, including

the fees

associated with

the service,

and the consumer’s

choices with

respect to
participating in the overdraft service offering. Financial institutions must provide consumers who do not opt in with

the same
account terms, conditions and features (including pricing)

that they provide to consumers who do opt in.
Federal Home Loan Bank System
We are

a member

of the FHLB

of Atlanta,

which is

one of 11

regional FHLBs.

Each FHLB

serves as

a quasi-reserve
bank

for

its

members

within

its

assigned

region.

It

is

funded

primarily

from

funds

deposited

by

member

institutions

and
proceeds from the sale of consolidated obligations

of the FHLB system. A FHLB makes

loans to members (i.e., advances)
in accordance with policies and procedures established by

the Board of Trustees of the FHLB.
As a member

of the FHLB

of Atlanta, we are

required to own

capital stock in

the FHLB in

an amount at

least equal to
0.09% (or

9 basis

points), which

is subject

to annual

adjustments, of

the Bank’s

total assets

at the

end of

each calendar
year (up

to a

maximum of

$15.0 million),

plus 4.25%

of its

outstanding advances

(borrowings) from

the FHLB

of Atlanta
under the activity-based stock ownership requirement.
Anti-Money Laundering Regulation
As

a

financial

institution,

the

Bank

must

maintain

anti-money

laundering

programs

that

include

established

internal
policies, procedures

and controls, a

designated compliance

officer,

an ongoing employee

training program,

and testing of
the

program

by an

independent

audit

function

in

accordance

with

the

Bank

Secrecy

Act

of

1970,

as

amended,

and

the
regulations issued

by the

Department of

the Treasury

in 31

CFR Chapter

X, FDIC

Rule 326.8

and the

Florida Control

of
Money Laundering

and Terrorist

Financing in

Financial Institutions

Act. Financial

institutions are

prohibited from

entering
into certain specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing

your customer”

in their

dealings with

foreign

financial

institutions, foreign

customers

and other

high risk

or
sanctioned

customers.

Financial

institutions

must

also

take

reasonable

steps

to

conduct

enhanced

scrutiny

of

account
relationships to

guard against

money laundering

and to

report transactions

that meet

certain dollar

amount thresholds

as
well as any

suspicious transactions.

Certain laws, such

as the USA

PATRIOT

Act, enacted

in 2001 and

renewed through
2019, as

described below,

provide law

enforcement authorities

with increased

access to

financial information

maintained
by banks.

Anti-money laundering

obligations have

been substantially

strengthened

as a

result of

the USA

PATRIOT

Act. Bank
regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. In

addition, the regulators are required to consider compliance with the

USA PATRIOT

Act
in connection

with the

regulatory review

of certain

applications. In

recent years,

regulators have

expressed

concern over
banking institutions’

compliance with

anti-money laundering

requirements and,

in some

cases, have

delayed approval

of
their expansionary proposals because

of deficiencies in such

institutions’ anti-money laundering

programs. The regulators
and

other

governmental

authorities

have

been

active

in

imposing

“cease

and

desist”

orders

and

significant

civil

money
penalty sanctions against institutions found to be in

violation of the anti-money laundering regulations.
The Office of Foreign Assets Control
The Office of Foreign Assets Control (the “OFAC

”) is responsible for helping to ensure that U.S. entities do not engage in transactions with

“enemies” of

the United States,

as defined by

various Executive

Orders and Acts

of Congress.

OFAC
publishes lists of

names of

persons and organizations

suspected of aiding,

harboring or

engaging in terrorist

acts; owned
or

controlled

by,

or

acting

on

behalf

of

target

countries;

and

narcotics

traffickers.

Such

persons

are

referred

to

as
“sanctioned” persons.

If a bank finds

a name on

any transaction, account

or wire transfer

that is on

an OFAC

list, it must

freeze the account
and/or block the transaction or

wire transfer.

We utilize an outside

vendor to oversee the

daily monitoring and surveillance
of

our

accounts

and

the

filing

of

any

notifications.

We

also

monitor

high-risk

OFAC

areas

such

as

new

accounts,

wire
transfers and customer files. These checks are performed

using software that is updated each time a modification

is made
to the lists provided by OFAC

and other agencies of Specially Designated Nationals

and Blocked Persons.

USCB Financial Holdings, Inc.

2021 10-K

Consumer Laws and Regulations
Our activities

are subject

to a

variety

of federal

and state

statutes and

regulations

designed to

protect consumers

in
transactions with

banks. Interest

and other

charges collected

or contracted

for by

us are

subject to

state usury

laws and
federal laws concerning interest rates. Our loan

operations are also subject to federal laws

applicable to credit transactions,
such as:
•

the

Truth-In-Lending

Act,

or

TILA,

and

Regulation

Z,

governing

disclosures

of

credit

and

servicing

terms

to
consumer borrowers

and including

substantial requirements

for mortgage

lending and

servicing, as

mandated by
the Dodd-Frank Act
•

the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information
to enable the

public and public

officials to

determine whether

a financial institution

is fulfilling its

obligation to help
meet the housing needs of the communities they serve;
•

the Equal Credit

Opportunity Act and

Regulation B, prohibiting

discrimination on the

basis of race,

color,

religion,
or other prohibited factors in extending credit;
•

the Fair

Credit Reporting Act

of 1978,

as amended by

the Fair

and Accurate Credit

Transactions Act, and Regulation
V, as well as the rules and

regulations of the FDIC governing the

use and provision of information

to credit reporting
agencies, certain identity theft protections and certain

credit and other disclosures;
•

the Fair

Debt Collection

Practices Act

and Regulation

F,

governing the

manner in

which consumer

debts may

be
collected by collection agencies; and
•

the Real Estate Settlement Procedures Act, or RESPA, and Regulation X, which governs aspects of the settlement process for residential mortgage loans.
Our deposit operations are also subject to federal laws,

such as:
•

the

FDIA,

which,

among

other

things,

limits

the

amount

of

deposit

insurance

available

per

depositor

to

$250
thousand and imposes other limits on deposit-taking;
•

the Right to

Financial Privacy Act,

which imposes a

duty to maintain

the confidentiality of

consumer financial records
and prescribes procedures for complying with administrative subpoenas of financial records;
•

the Electronic

Funds Transfer

Act and

Regulation E,

which governs

automatic

deposits to

and withdrawals

from
deposit accounts

and customers’

rights and

liabilities arising

from the

use of

ATMs

and other

electronic banking
services; and
•

the Truth

in Savings

Act and

Regulation DD,

which requires

depository institutions

to provide

disclosures so

that
consumers can make meaningful comparisons about depository

institutions and accounts.
These

laws

and

regulations

mandate

certain

disclosure

requirements

and

regulate

the

manner

in

which

financial
institutions must deal with clients when taking

deposits or making loans to such

clients. We must comply with the applicable
provisions of these consumer protection laws and regulations as part of both our ongoing client relations and our regulatory
compliance obligations.
Financial Privacy and Cybersecurity
Banking organizations

are

subject to

many federal

and state

laws and

regulations

governing the

collection,

use and
protection

of

customer

information.

Under

the

privacy

protection

provisions

of

the

Gramm-Leach-Bliley

Act

of

1999

and
related regulations,

we are

limited in

our ability

to disclose

non-public

information

about consumers

to nonaffiliated

third
parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers
to

prevent

disclosure

of

certain

personal

customer

information

to

nonaffiliated

third

parties.

Federal

banking

agencies,
including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for
implementing safeguards. These guidelines,

along with related

regulatory guidance, increasingly focus

on risk management
and processes related to information technology and the use

of third parties in the provision of financial services.
In addition to federal laws and regulations, we are subject

to state laws governing customer privacy and cybersecurity.
The Florida Information Protection Act of 2014 requires notification to the Florida Department of Legal Affairs of any breach involving personal

information that

affects more

than 500

people as well

as requiring

notification of

affected individuals

of
any

such

breach.

The

Act

also

requires

us

to

take

reasonable

measures

to

protect

and

secure

data

in

electronic

form
containing

personal

information

and

take

all

reasonable

measures

to

dispose,

or

arrange

for

the

disposal,

of

customer
records containing

personal information

within our

custody or

control when

the records

are no

longer to

be retained.

We
incur

significant

costs

and

expenses

in

order

to

address

compliance

with

the

federal

and

state

customer

privacy

and
cybersecurity laws and regulations, and we expect such

costs and expenses will continue into the future.

USCB Financial Holdings, Inc.

2021 10-K

Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) is

an independent regulatory authority housed within the

Federal
Reserve. The CFPB

has broad authority

to regulate the

offering and provision of

consumer financial products and

to prevent
institutions subject to its authority

from engaging

in “unfair and deceptive or

abusive acts or practices”

with respect to their
offering

of

consumer

financial

products

or

services.

The

CFPB

has

the

authority

to

supervise

and

examine

depository
institutions with more than $10.0 billion

in assets for compliance with federal

consumer laws. The authority to supervise

and
examine depository institutions with $10.0 billion or less in assets, such as our Bank, for compliance with federal consumer laws remains

largely with those

institutions’ primary regulators.

However, the CFPB may

participate in examinations

of these
smaller

institutions

on

a

“sampling

basis”

and

may

refer

potential

enforcement

actions

against

such

institutions

to

their
primary regulators.

As such,

the

CFPB

may participate

in examinations

of our

Bank. In

addition,

states

are permitted

to
adopt consumer protection laws

and regulations that are

stricter than the regulations

promulgated by the CFPB,

and state
attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain

institutions.
The Volcker Rule
The Dodd-Frank Act

prohibits (subject to

certain exceptions) us

and our

affiliates from engaging

in short term

proprietary
trading in

securities and

derivatives and

from investing

in and/or

sponsoring certain

investment companies

defined in

the
rule as “covered funds”

(including not only hedge

funds, commodity pools and

private equity funds, but

also a range of

asset
securitization structures

that do not

meet exemptive

criteria in the

final rules).

This statutory

provision is

commonly called
the “Volcker Rule.” At December 31, 2021, we are not

subject to the Volcker Rule because of our asset

size, which is below
the $10.0 billion in assets Volcker

Rule threshold.
Community Reinvestment Act and Fair Lending Requirements
We

are

subject

to

certain

fair

lending

requirements

and

reporting

obligations

involving

home

mortgage

lending
operations.

We

are

also

subject

to

certain

requirements

and

reporting

obligations

under

the

federal

Community
Reinvestment Act (“CRA”).

The CRA and its

corresponding regulations are

intended to encourage

banks to help meet

the
credit needs of the communities

they serve, including low-

and moderate-income neighborhoods,

consistent with safe and
sound banking practices.

Accordingly,

the

CRA

generally

requires

federal

banking

agencies

to

evaluate

the

record

of

a

financial

institution

in
meeting applicable

CRA requirements.

The CRA

further requires

the agencies

to take

into account

our record

of meeting
community credit

needs when

evaluating applications

for,

among other

things, new

banking centers

or mergers.

We are
also subject

to analogous

state CRA

requirements in

Florida and

certain other

states in

which we

may establish

banking
centers. In connection

with their assessments

of CRA

performance, the FDIC

and FOFR assign

a rating of

“outstanding,”
“satisfactory,”

“needs

to

improve,”

or

“substantial

noncompliance.”

The

Bank

received

a

“satisfactory”

CRA

Assessment
Rating

from

both

regulatory

agencies

in

our

most

recent

CRA

examinations.

In

addition

to

substantive

penalties

and
corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA

into account when regulating and supervising

other activities of the bank, including

in
acting on

expansionary proposals such

as when

a bank

submits an

application to

establish bank

centers, merge

with another
bank, or

acquire the

assets and

assume the

liabilities of

another bank.

An unsatisfactory

CRA and/or

fair lending

record
could substantially

delay or

block any

such transaction.

The regulatory

agency's assessment

of the

institution's record

is
made available to the public at www.ffiec.gov/craratings

.
Call Reports and Examination Cycle
All

banking

institutions,

regardless

of

size,

submit

a

quarterly

call

report

to

their

primary

federal

bank

regulator

that
includes

data

used

by

federal

banking

agencies

to

monitor

the

condition,

performance,

and

risk

profile

of

individual
institutions and

the industry

as a

whole. In

June 2019,

the federal

banking agencies

issued a

final rule

to permit

insured
depository

institutions

with

total

assets

of

less

than

$5.0

billion

that

do

not

engage

in

certain

complex

or

international
activities to file

the most streamlined

version of the

quarterly call report,

and to reduce

data reportable on

certain streamlined
call report submissions.
Effect of Governmental Monetary Policies
The commercial banking

business is affected

not only by

general economic conditions,

but also by

the monetary policies
of the Federal Reserve. Changes in the discount rate

on member bank borrowing, availability of borrowing

at the “discount
window,”

open

market

operations,

changes

in

the

Fed

Funds

target

interest

rate,

the

imposition

of

changes

in

reserve
requirements against member banks’ deposits

and assets of foreign banking centers

and the imposition of and changes in
reserve requirements against certain

borrowings by banks and

their affiliates are

some of the

instruments of monetary

policy

USCB Financial Holdings, Inc.

2021 10-K

available to the Federal Reserve. These

monetary policies are used in

varying combinations to influence overall growth and
distributions of bank loans, investments and deposits, which may affect interest rates charged on loans or paid on deposits.
The monetary

policies of

the Federal

Reserve have

had a significant

effect on

the operating

results of

commercial banks
and are

expected to

continue

to do

so in

the future.

The Federal

Reserve’s

policies are

primarily

influenced

by the

dual
mandate of price

stability and full

employment in the

U.S., and to

a lesser degree

by short-term and

long-term changes in
the international trade balance and in the fiscal policies of the U.S. government. Future changes in monetary policy and the
effect of such changes on our business and earnings

in the future cannot be predicted.
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry,

and state
legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states.

Federal and state

regulatory agencies

also periodically propose

and adopt changes

to their regulations

or
change the manner

in which existing

regulations are

applied or

interpreted. The

substance or

impact of pending

or future
legislation or regulation, or

the application thereof, cannot

be predicted, although enactment

of proposed legislation has

in
the past

and may

in the

future affect

the regulatory

structure under

which we

operate and

may significantly

increase our
costs, impede the efficiency

of our internal business

processes, require us to

increase our regulatory

capital or modify our
business

strategy,

or

limit

our

ability

to

pursue

business

opportunities

in

an

efficient

manner.

Our

business,

financial
condition, results

of operations

or prospects

may be

adversely affected,

perhaps materially,

as a

result of

any such

new
legislation or regulations.
The CARES Act and Initiatives Related to COVID-19
On March 27, 2020, the CARES Act was signed into law and provided for approximately $2.2 trillion in direct economic relief in

response to

the public

health and

economic impacts

of COVID-19.

Many of

the CARES

Act’s programs

are, and
remain, dependent

upon the

direct involvement

of financial

institutions like

us. These

programs have

been implemented
through rules and guidance adopted by federal

departments and agencies, including the

U.S. Department of Treasury,

the
Federal Reserve and

other federal bank

regulatory authorities,

including those with

direct supervisory

jurisdiction over us.
Furthermore, as the COVID-19 pandemic evolves,

federal regulatory authorities continue

to issue additional guidance with
respect

to

the

implementation,

life

cycle,

and

eligibility

requirements

for

the

various

CARES

Act

programs,

as

well

as
industry-specific

recovery

procedures

for

COVID-19.

In

addition,

it

is

possible

that

Congress

will

enact

supplementary
COVID-19 response legislation, including

amendments to the CARES

Act or new bills comparable

in scope to the CARES
Act.

We

continue

to

assess

the

impact

of

the

CARES

Act,

the

Consolidated

Appropriations

Act,

2021

and

the

potential
impact

of

new

COVID-19

legislation

and

other

statutes,

regulations

and

supervisory

guidance

related

to

the

COVID-19
pandemic.
A

principal

provision

of

the

CARES

Act

amended

the

SBA’s

loan

program

to

create

a

guaranteed,

unsecured

loan
program, the Paycheck

Protection Program, or PPP, to fund operational

costs of eligible

businesses, organizations and self-
employed persons

impacted by COVID

-19. These loans

are fully guaranteed

by the SBA

and are eligible

to be forgiven

if
certain conditions

are satisfied.

Additionally,

loan payments

will also

be deferred

for the

first six

months of

the loan

term.
The PPP

commenced on

April 3,

2020 and

was available

to qualified

borrowers through

August 8,

2020. No

collateral or
personal guarantees were required. On December 27, 2020, President Trump signed the Consolidated Appropriations

Act,
2021 into

law which

included the

Economic Aid

to Hard-Hit

Small Businesses,

Nonprofits, and

Venues

Act, or

the HHSB
Act. Among other things, the HHSB Act renewed the PPP,

allocating $284.5 billion for both new first time PPP loans under the

existing

PPP

and

the

expansion

of

existing

PPP

loans

for

certain

qualified,

existing

PPP

borrowers.

In

addition

to
extending and amending the

PPP,

the HHSB Act also

creates a new grant program

for “shuttered venue operators.”

As of
December 31, 2021, we had 414 active PPP loans remaining

totaling $42.4 million in outstanding principal balances.
The CARES

Act,

as

extended

by certain

provisions

of the

Consolidated

Appropriations

Act,

2021,

permits

banks

to
suspend requirements under

generally accepted accounting

principles (“GAAP”) for

loan modifications

to borrowers affected
by COVID-19 that may

otherwise be characterized

as troubled debt restructurings

and suspend any determination

related
thereto if (i) the

borrower was not

more than 30

days past due

as of December

31, 2019, (ii)

the modifications are

related
to COVID-19, and (iii)

the modification occurs between

March 1, 2020

and the earlier of

60 days after

the date of termination
of the national

emergency or January 1,

2022. Federal bank

regulatory authorities also issued

guidance to encourage banks
to

make

loan

modifications

for

borrowers

affected

by

COVID-19.

As

of

December 31,

2021,

there

were

no

loans

in

our
portfolio in deferral status associated with the COVID-19 pandemic.
See Note 3 “Loans” of the Consolidated Financial Statements

filed herewith for further details.

USCB Financial Holdings, Inc.

2021 10-K

Available Information
Our

website

address

is

www.uscentury.com.

Our

electronic

filings

with

the

FDIC

and

the

SEC

(including

all

Annual
Reports on Form 10-K,

Quarterly Reports on

Form 10-Q, Current

Reports on Form

8-K, and if applicable,

amendments to
those reports)

are available

free of

charge on

the website

as soon

as reasonably

practicable after

they are

electronically
filed with,

or furnished

to,

the

FDIC

or

SEC. The

information

posted

on

our website

is

not

incorporated

into

this

Annual
Report. In addition, the FDIC and the SEC maintains a

website that contains reports and other information that

is filed.

USCB Financial Holdings, Inc.

2021 10-K

Item 1A. Risk Factors
This

section

contains

a

description

of

the

material

risk

and

uncertainties

identified

by

management

that

could,
individually or in combination, harm our business, results of operations, liquidity and financial condition. The risks described below are not all inclusive. We may face other risks

that are not presently known, or that we presently deem

immaterial.

Summary of Risk Factors
Our business is subject to

a number of risks that could

cause actual results to differ

materially from those indicated

by
forward-looking statements

made in this

Form 10-K

or presented

elsewhere from

time to time.

These risks

are discussed
more fully in this Item 1A and include, without limitation,

the following:
Risks Related to our Business and Operations
•

Our

business

operations

and

lending

activities

are concentrated

in

South

Florida,

and

we

are

more

sensitive

to
adverse changes in the local economy than our more geographically diversified competitors.
•

The small- to medium-sized businesses

to which we lend may have

fewer resources to weather adverse

business
developments, which may impair a borrower's ability to

repay a loan.
•

The ongoing COVID-19 pandemic has adversely impacted

and could continue to adversely impact us.

•

Changes in U.S. trade policies and other global political

factors beyond our control may adversely impact

us.

•

Our lending business is subject to credit risk, which could

lead to unexpected losses.

•

The potential for the replacement or discontinuation of London Inter-bank Offered Rate, or LIBOR, as a benchmark interest rate could present operational problems and result

in market disruption.

•

Natural disasters and severe weather events in Florida

could have a material adverse impact on us.

•

Our business is subject to interest rate risk.

•

Our allowance for credit losses may not be sufficie

nt to absorb potential losses in our loan portfolio.

•

Our commercial loan portfolio may expose us to increased

credit risk.

•

Our SBA lending program depends on our status as a participant in the SBA's Preferred Lenders Program, and we face specific risks associated with originating SBA loans

and selling the guaranteed portion thereof.

•

The SBA may not honor its guarantees if we do not originate

loans in compliance with SBA guidelines.

•

Global banking is an important part of our business, which creates increased BSA/AML risk.

•

We may not recover all amounts that are contractually

owed to us by our borrowers.

•

Non-performing assets take significant time to resolve and

adversely affect us.

•

We engage in

lending secured by

real estate and

may foreclose on

the collateral and

own the underlying

real estate,
subjecting us to the costs and potential risks associated

with the ownership

of real property and other risks.

•

We are subject to certain operational risks, such as fraud

and data processing system failures and errors.

•

We are subject to liquidity risk, which could adversely

affect our financial condition and results of

operations.

•

We have several large depositor relationships, the

loss of which could adversely affect us.

•

The value of our securities in our investment portfolio

may decline in the future.

•

We may not effectively execute on our expansion

strategy.

USCB Financial Holdings, Inc.

2021 10-K

•

New lines of business, products, product enhancements

or services may subject us to additional risk.

•

Additional capital we need may not be available on terms

acceptable to us or may dilute our shareholders.

•

Our strategy to grow through mergers or acquisitions may not be successful or, if successful,

may produce risks in
successfully integrating and managing the merged companies

or acquisitions and may dilute our shareholders.

•

We may lose one or more of our key personnel

or fail to attract and retain other highly qualified personnel.

•

Damage to our reputation could significantly harm our

businesses.

•

We face strong competition and must respond

to rapid technological changes to remain competitive.

•

A failure, interruption, or breach in the security of our or our contracted vendors’ systems could adversely affect us.

•

We rely on other companies to provide key components

of our business infrastructure.

•

Litigation and regulatory actions could subject us to significant liabilities or restrictions.

•

Certain of our directors may have conflicts of interest

in presenting business opportunities to us.

Risks Related to Our Tax, Accounting

and Regulatory Compliance

•

We may be unable to recognize the benefits of deferred

tax assets.
•

The accuracy of our financial statements could be affected

by our judgments, assumptions or estimates.

•

As a new public company,

we may not create an effective internal control

environment.
•

We operate in a highly regulated environment.
•

Our participation in the SBA PPP loan program exposes

us to noncompliance risk and litigation risk.

•

We face a risk of noncompliance with the Bank

Secrecy Act and other anti-money laundering laws.
•

We are subject to capital adequacy requirements

that may become more stringent.
•

We are periodically subject to examination and scrutiny

by a number of banking agencies.
•

We are subject to numerous laws and regulations

of certain regulatory agencies designed to protect consumers.
Risks Related to Our Class A Common Stock
•

We do not anticipate paying dividends on our common

stock.
•

The market price and trading volume of our Class A common

stock may be volatile.
•

There are significant restrictions in our Articles of Incorporation that restrict the ability to sell our capital stock.
•

We

are

an

emerging

growth

company

and

have

decided

to

take

advantage

of

certain

exemptions

from

various
reporting and other requirements applicable to emerging growth companies.
•

We have existing investors that

own a significant amount of

our common stock whose individual

interests may differ
from yours.

•

Provisions in our governing documents and Florida

law may have an anti-takeover effect

and there are substantial
regulatory limitations on changes of control of the Company.

USCB Financial Holdings, Inc.

2021 10-K

Risks Related to our Business and Operations
Our business

operations and

lending activities

are concentrated

in South

Florida, and

we are

more sensitive
to adverse changes in the local economy than our

more geographically diversified competitors.

Unlike many of

our larger competitors

that maintain significant

operations located

outside of our

market area, most

of
our customers are concentrated in South Florida. In addition, we have a high concentration of loans secured by real estate
located in

South Florida.

Therefore, our

success depends

upon the

general economic

conditions in

South Florida,

which
may differ from the economic conditions in other areas

of the U.S. or the U.S. generally.
Our real estate

collateral provides

an alternate source

of repayment in

the event

of default by

the borrower;

however,
the value of the collateral may decline during the time the credit is outstanding. The concentration of our loans in the South
Florida area subjects us to

risk that a downturn in the

local economy or recession in

this area could result in

a decrease in
loan originations and increases in delinquencies and foreclosures, which would have a greater negative effect on us than if our lending

were more

geographically diversified.

If we

are required

to liquidate

our real

estate collateral

securing a

loan
during

a

period

of

reduced

real

estate

values

to

satisfy

the

debt,

our

earnings

and

capital

could

be

adversely

affected.
Moreover, since a large portion of our portfolio is

secured by properties located in South

Florida, the occurrence of a natural
disaster, such as a hurricane, or a man-made disaster could result in a decline in loan originations, a decline in the value or destruction of

mortgaged properties

and an

increase in

the risk

of delinquencies,

foreclosures or

loss on

loans originated
by us. We may

suffer further losses

due to the decline

in the value of the

properties underlying our mortgage

loans, which
would have an adverse impact on our results of operations

and financial condition.
A downturn in the local economy generally may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability

of our customers to grow

or maintain their deposits with

us. For these reasons, any

regional or
local economic

downturn

that

affects

South Florida,

or existing

or prospective

borrowers

or

depositors

in

South Florida,
could have a material adverse effect on our business,

financial condition and results of operations.
In addition, there are

continuing concerns related

to, among other things,

the level of U.S.

government debt and

fiscal
actions that may

be taken to

address that debt,

price fluctuations of key

natural resources, inflation, the

potential resurgence
of economic

and political

tensions

with China,

the Russian

invasion

of Ukraine

and increasing

oil prices

due to

Russian
supply disruptions,

each of

which

may have

a destabilizing

effect

on financial

markets

and economic

activity.

Economic
pressure

on

consumers

and

overall

economic

uncertainty

may

result

in

changes

in

consumer

and

business

spending,
borrowing

and

saving

habits.

These

economic

conditions

and/or

other

negative

developments

in

the

domestic

or
international credit

markets or

economies

may significantly

affect

the markets

in which

we do

business, the

value of

our
loans and investments, and our ongoing operations, costs

and profitability.
The

small-

to

medium-sized

businesses

to

which

we

lend

may

have

fewer

resources

to

weather

adverse
business developments, which may impair a borrower's

ability to repay a loan.
We

target

our

business

development

and

marketing

strategies

primarily

to

serve

the

banking

and

financial

services
needs of small-

to medium-sized businesses, or SMBs, and

the owners and operators of

those businesses. SMBs generally
have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be

more vulnerable to economic downturns,

often need substantial additional

capital to
expand

or

compete,

and

may

experience

substantial

volatility

in

operating

results,

any

of

which,

individually

or

in

the
aggregate, may impair

their ability as

a borrower to

repay a loan.

These factors may

impact SMBs significantly

more as a
result of the effects of the COVID-19 pandemic. In addition, the success of SMBs often depends on the management skills, talents and efforts of a small group of

key people, and the death, disability or

resignation of one or more of these individuals
could have

an adverse

impact on

the business

and its

ability to

repay its

loan. If

general economic

conditions negatively
impact the markets in which we operate

or any of our borrowers otherwise are

affected by adverse business developments,
our

SMB

borrowers

may

be

disproportionately

affected

and

their

ability

to

repay

outstanding

loans

may

be

negatively
affected, which could have a material adverse effect

on our business, financial condition and results of operations.

USCB Financial Holdings, Inc.

2021 10-K

The ongoing COVID-19

pandemic and resulting

substantial disruption

to global and

domestic economies has
adversely

impacted,

and

could

continue

to

adversely

impact,

our

business

operations,

asset

valuations,

and
financial results.
The

ongoing

COVID-19

pandemic

has

created

global

and

domestic

economic

and

financial

disruptions

that

have
adversely affected, and could

continue to adversely

affect, our business

operations, asset valuations

and financial results.
The pandemic has negatively

impacted the global and

domestic economies, disrupted supply chains,

lowered certain equity
market

valuations

in

certain

sectors,

and

created

significant

volatility

and

disruption

in

financial

markets.

Certain

large,
medium and small

businesses within certain

industries have been

particularly hard hit

both in the U.S.

and internationally,
including

the

aviation

industry,

the

travel,

hotel

and

hospitality

industry,

the

restaurant

industry,

property

management
industry and the retail

industry.

In addition, the pandemic

has resulted in remote

working environments, travel

restrictions,
business

entry

requirements,

and

proposed

return-to-office

vaccination

and

testing

requirements.

Should

the

negative
economic impacts

of COVID-19

persist or

worsen, this

could have

a continued

adverse impact

on our

business, financial
condition and

results of

operations, as

these circumstances

continue to

impact our

core SMB

customers. Additionally,

an
expected recovery

from the

impacts of

COVID-19 may

not occur

as fast

as anticipated,

and any

such recovery

may not
yield the same benefits to us as other financial institutions or other companies in other industries.

Because there have been no comparable recent global pandemics or similar disruptions that resulted in a

similar global
impact, the full extent to which the COVID-19 pandemic

will impact our business operations, asset valuations

and financial
results will depend on future developments which remain uncertain and cannot be predicted at this time. These include the
scope and duration

of the pandemic,

including the

introduction of

new strains

of the virus,

the efficacy

and distribution

of,
and participation in,

vaccination programs, the

continued effectiveness of

our business continuity

plan, the

direct and indirect
impact of the

pandemic on our

employees, customers and third-party

service providers, as

well as other

market participants,
and the effectiveness

of actions

taken by governmental

authorities and

other third parties

in response

to the pandemic.

If
the pandemic continues to

spread, morph or otherwise

results in a continuation

or worsening of

the current economic

and
commercial environments, our business,

financial condition, results of

operations, cash flows, and

ability to pay dividends,
as well as our regulatory capital and liquidity ratios could be materially adversely affected.
Changes in

U.S. trade

policies and

other global

political factors

beyond our

control, including

the imposition
of tariffs, retaliatory tariffs, or other sanctions, may adversely impact our business, financial condition and results of operations.

There have

been, and

may be

in the

future, changes

with respect

to U.S.

and international

trade policies,

legislation,
treaties and tariffs, embargoes, sanctions and other trade restrictions. Tariffs,

retaliatory tariffs or other trade restrictions on
products

and

materials

that

customers

import

or

export,

or a

trade

war or

other

related governmental

actions

related

to
tariffs,

international

trade

agreements

or

policies

or

other

trade

restrictions

have

the

potential

to

negatively

impact

our
customers' costs, demand

for our products,

or the U.S.

economy or

certain sectors thereof

and, thus, could

adversely impact
our business, financial

condition and results

of operations. As

a result of

Russia's invasion of

Ukraine, the U.S.

has imposed,
and is

likely to

impose material

additional, financial

and economic

sanctions and

export controls

against certain

Russian
organizations and/or individuals, with similar

actions either implemented or planned

by the European Union ("EU") and

the
U.K. and other

jurisdictions. The

U.S., the U.K.,

and the EU

each imposed

packages of

financial and economic

sanctions
that,

in

various

ways,

constrain

transactions

with

numerous

Russian

entities

and

individuals;

transactions

in

Russian
sovereign debt; and investment, trade, and

financing to, from, or in

certain regions of Ukraine. Moreover, actions by Russia,
and

any

further

measures

taken

by

the

U.S.

or

its

allies,

could

have

negative

impacts

on

regional

and

global

financial
markets and economic conditions. To

the extent changes in the global

political environment, including Russia's invasion

of
Ukraine and the escalating

tensions between Russia

and the U.S., NATO,

the EU and the

UK, have a negative

impact on
us or

on the

markets in

which we

operate, our

business, results

of operations

and financial

condition could

be materially
and adversely impacted.
Our lending business is subject to credit risk, which

could lead to unexpected losses.

Our

primary

business

involves

making

loans

to

customers.

The

business

of

lending

is

inherently

risky

because

the
principal or

interest on

the loan

may not

be repaid

timely or

at all

or the

value of

any collateral

securing the

loan may

be
insufficient to

cover our

outstanding exposure.

These risks

may be affected

by the

strength or

weakness of

the particular
borrower's business sector

and local, regional and

national market and

economic conditions. Many

of our loans are

made
to SMBs that may be

less able to withstand

competitive, economic and financial

pressures than larger borrowers.

Our risk
management practices,

such as

monitoring the

concentration of

our loans

within specific

industries in

which we

lend and
concentrations with individual borrowers

or related borrowers, and

our credit approval

practices, may not adequately

reduce
credit risk. In addition, there are risks inherent in making any loan, including risks relating to proper loan underwriting, risks
resulting from

changes in

economic and

industry conditions,

risks inherent

in dealing

with individual

borrowers, including
the risk that a borrower may not provide

information to us about their business

in a timely manner,

may present inaccurate

USCB Financial Holdings, Inc.

2021 10-K

or incomplete information to us, may lack a U.S. credit history,

or may leave the U.S. without fulfilling their loan obligations, leaving us with

little recourse

to them personally,

and/or risks

relating to the

value of

collateral. In

order to

manage credit
risk successfully,

we must,

among other

things, maintain

disciplined and

prudent underwriting

standards and

ensure that
our lenders follow those standards. The weakening of

these standards for any reason, such as an

attempt to attract higher
yielding loans,

a lack

of discipline

or diligence

by our

employees in

underwriting and

monitoring loans,

the inability

of our
employees to adequately adapt

policies and procedures to

changes in economic or

any other conditions affecting borrowers
and the quality

of our loan portfolio,

may result in loan

defaults, foreclosures and additional

charge-offs and may necessitate
that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. A failure to effectively

manage

credit risk

associated

with

our loan

portfolio could

lead to

unexpected

losses and

have a

material
adverse effect on our business, financial condition

and results of operations.
The

potential

for

the

replacement

or

discontinuation

of

London

Inter-bank

Offered

Rate,

or

LIBOR,

as

a
benchmark

interest

rate

and

a

transition

to

an

alternative

reference

interest

rate

could

present

operational
problems and result in market disruption.
In 2017, the

Financial Conduct

Authority announced

that after 2021

it will no

longer compel banks

to submit the

rates
required to

calculate

LIBOR.

In November

2020, the

administrator

of LIBOR

announced

it will

consult

on its

intention to
extend the retirement date

of certain offered

rates whereby the publication

of the one week

and two month LIBOR

offered
rates will cease after December 31, 2021; but, the publication of the remaining

LIBOR offered rates will continue until June
30,

2023.

Given

consumer

protection,

litigation,

and

reputation

risks,

the

bank

regulatory

agencies

have

indicated

that
entering into new

contracts that use

LIBOR as a

reference rate after

December 31, 2021

would create safety

and soundness
risks and that

they will examine

bank practices accordingly.

Therefore, the agencies

encouraged banks to

cease entering
into new contracts that use LIBOR as a reference rate

as soon as practicable and in any event by December

31, 2021.
There is

uncertainty as

to what

rate or

rates may

become accepted

alternatives

to LIBOR,

or what

the effect

of any
such changes

in views

or alternatives

may be

on the

markets for

LIBOR-indexed

financial

instruments. In

response,

the
Board of Governors

of the

Federal Reserve

System, or

the Federal Reserve,

based on

the recommendations

of the New
York

Federal Reserve's Alternative Reference

Rate Committee, has begun

publishing SOFR, which is

intended to replace
LIBOR, and has

encouraged banks to

transition away

from LIBOR as

soon as practicable.

Although SOFR

appears to be
the preferred replacement

rate for LIBOR,

there are conceptual

and technical differences

between LIBOR and

SOFR that
remain unresolved at this time.

Accordingly,

it is unclear if other benchmarks

may emerge or if other rates

will be adopted
outside

of

the

United

States.

The

replacement

of

LIBOR

also

may

result

in

economic

mismatches

between

different
categories of instruments

that now consistently

rely on the

LIBOR benchmark. Markets

are slowly developing

in response
to these

new rates,

and questions

around liquidity

in these

rates and

how to

appropriately adjust

these rates

to eliminate
any economic value transfer at the time of transition remain a significant concern.
Certain of our financial products are

tied to LIBOR. Inconsistent approaches to

a transition from LIBOR to

an alternative
rate among

different market

participants and

for different

financial products

may cause

market disruption

and operational
problems, which

could adversely

affect us,

including by

exposing us

to increased

interest rate

risk and

associated costs,
including, but not limited to, creating the possibility of disagreements with counterparties.
Natural disasters and severe weather events in Florida

could have a material adverse impact on our

business,
financial condition and operations.

Our

operations

and

our

customer

base

are

primarily

located

in

South

Florida.

This

region

is

vulnerable

to

natural
disasters

and

severe

weather

events

or

acts

of

God,

such

as

hurricanes

or

tropical

storms,

which

can

have

a

material
adverse impact

on our

loan portfolio,

our overall

business, financial

condition and

operations, cause

widespread property
damage and have

the potential to

significantly depress

the local economies

in which we

operate. Future adverse

weather
events in

Florida could

potentially result

in extensive

and costly

property damage

to businesses

and residences,

depress
the value of property serving as collateral for our loans, force the relocation of residents, and significantly disrupt economic
activity in the region.

We cannot

predict the

extent of

damage that

may result

from such

adverse weather

events, which

will depend

on a
variety of factors that are beyond our control,

including, but not limited to, the

severity and duration of the event,

the timing
and level

of government

responsiveness, the

pace of

economic recovery

and availability

of insurance

to cover

losses. In
addition,

the

nature,

frequency

and

severity

of

these

adverse

weather

events

and

other

natural

disasters

may

be
exacerbated by climate change. If a significant adverse weather event or other natural disaster were to occur, it could have a materially adverse impact

on our financial

condition, results of operations

and our business, as

well as potentially

increase
our exposure to credit and liquidity risks.

USCB Financial Holdings, Inc.

2021 10-K

Our business is subject to

interest rate risk, and variations in

interest rates may materially and adversely

affect
our financial performance.

Changes in the interest

rate environment may

reduce our profits. It

is expected that we

will continue to

realize income
from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and the
interest paid on deposits, borrowings

and other interest-bearing

liabilities. Net interest spreads

are affected, in part,

by the
difference

between

the

maturities

and

repricing

characteristics

of

interest-earning

assets

and

interest-bearing

liabilities.
Changes

in

market

interest

rates

generally

affect

loan

volume,

loan

yields,

funding

sources

and

funding

costs.

Our

net
interest

spread

depends

on

many

factors

that

are

partly

or completely

out

of

our

control,

including

competition,

general
economic

conditions,

and

federal

economic

monetary

and

fiscal

policies,

and

in

particular,

the

Federal

Reserve's

policy
determinations with

respect to

interest rates.

After steadily

increasing the

target federal

funds rate

in 2017

and 2018,

the
Federal

Reserve

in

2019

decreased

the

target

federal

funds

rate

by

75

basis

points,

and

in

response

to

the

COVID-19
pandemic in

March 2020,

effected an

additional 150

basis point

decrease to

a range

of 0.00%

to 0.25%

as of

March 31,
2020 where it had remained until the Federal Reserve increased the target federal funds rate by 25 basis points to a range
of 0.25% to

0.50% in March 2022.

A prolonged low interest

rate environment could negatively

impact our net interest

margin
as assets reprice that are not subject to interest rate floors. The Federal Reserve Board has signaled that further increases in rates are coming but the exact timing and extent remain

unknown and are largely subject to economic conditions.
While an increase

in interest rates

may increase our

loan yield, it

may adversely affect

the ability of

certain borrowers
with variable rate

loans to pay

the contractual

interest and principal

due to us.

Following an increase

in interest rates,

our
ability to maintain a positive net interest spread is

dependent on our ability to increase our loan offering rates, replace loans that mature and

repay or

that prepay before

maturity with new

originations at higher

rates, minimize increases

on our

deposit
rates, and maintain an acceptable

level and composition of

funding. We cannot

provide assurances that we

will be able to
increase

our

loan

offering

rates

and

continue

to

originate

loans

due

to

the

competitive

landscape

in

which

we

operate.
Additionally,

we cannot

provide assurances

that we

can minimize

the increases

in our

deposit rates

while maintaining

an
acceptable

level

of

deposits.

Finally,

we

cannot

provide

any

assurances

that

we

can

maintain

our

current

levels

of
noninterest-bearing deposits as customers may seek higher

-yielding products when interest rates increase.
Accordingly,

changes

in

levels

of

interest

rates

could

materially

and

adversely

affect

our

net

interest

margin,

asset
quality, loan origination

volume, average loan portfolio balance, liquidity,

and overall profitability.
Our allowance for credit losses may not be sufficient

to absorb potential losses in our loan portfolio.

We

maintain

an

allowance

for

credit

losses

that

represents

management's

judgment

of

probable

losses

and

risks
inherent in our loan portfolio.

The level of the allowance

reflects management's continuing

evaluation of general economic
conditions,

present

political

and

regulatory

conditions,

diversification

and

seasoning

of

the

loan

portfolio,

historic

loss
experience, identified credit

problems, delinquency levels

and adequacy of

collateral. Determining the

appropriate level of
our

allowance

for

credit

losses

involves

a

degree

of

subjective

judgment

and

requires

management

to

make

significant
estimates of and assumptions regarding current credit risks

and future trends, all of which may undergo material changes.
Inaccurate

management

assumptions,

deterioration

of

economic

conditions

affecting

borrowers,

new

negative
information

regarding

existing

loans,

identification

of

additional

problem

loans

or deterioration

of existing

problem

loans,
and

other

factors

(including

third-party

review

and

analysis),

both

within

and

outside

of

our

control,

may

require

us

to
increase our allowance for

credit losses. In addition,

our regulators, as an

integral part of their

periodic examinations, review
our methodology for calculating, and

the adequacy of, our allowance

for credit losses and may

direct us to make additions
to the allowance

based on their

judgments about

information available to

them at the

time of their

examination. Further,

if
actual charge-offs in future

periods exceed the

amounts allocated to

our allowance for

credit losses, we

may need additional
provisions for credit losses to restore

the adequacy of our allowance for

credit losses. Finally, the measure of our allowance
for credit losses depends on the

adoption and interpretation of accounting

standards. The Financial Accounting

Standards
Board,

or

FASB,

issued

a

new

credit

impairment

model,

the

Current

Expected

Credit

Loss,

or

CECL

model,

which

is
expected

to

become

applicable

to

us

on

January

1,

2023

after

the

FASB

elected

to

delay

implementation

for

smaller
reporting companies. CECL

will require financial

institutions to estimate

and develop a

provision for credit

losses over the
lifetime of

the loan

at origination,

as opposed

to reserving

for incurred

or probable

losses up

to the

balance sheet

date.
Under the CECL model, expected

credit deterioration would be reflected in

the income statement in the

period of origination
or acquisition of a loan,

with changes in expected

credit losses due to further

credit deterioration or improvement

reflected
in the

periods in

which the

expectation changes.

Accordingly,

implementation of

the CECL

model could

require financial
institutions, like

us, to

increase our

allowances for

credit losses

from levels

in place

prior to

the implementation

of CECL.
Moreover,

the

CECL

model

may

create

more

volatility

in

our

level

of

allowance

for

credit

losses.

If

we

are

required

to
materially increase our

level of

allowance for credit

losses for any

reason, such increase

could adversely affect

our business,
prospects, cash flow, liquidity,

financial condition and results of operations.

USCB Financial Holdings, Inc.

2021 10-K

Our commercial loan portfolio may expose us to increased

credit risk.
Commercial business

and real

estate loans

generally have

a higher

risk of

loss because

loan balances

are typically
larger

than

residential

real

estate

and

consumer

loans

and

repayment

is

usually

dependent

on

cash

flows

from

the
borrower’s business or the

property securing the loan. Our

commercial business loans are primarily made

to small business
and middle market customers. These loans typically

involve repayment that depends upon income

generated, or expected
to be generated, by the property securing the loan

and/or by the cash flow generated by the business borrower and may be
adversely affected by changes in the economy or

local market conditions. These loans expose a

lender to the risk of having
to liquidate the collateral securing

these loans at times when there

may be significant fluctuation of

commercial real estate
values or to the

risk of inadequate cash flows to

service the commercial loans. Unexpected deterioration in

the credit quality
of our

commercial business

and/or real

estate loan

portfolio could

require us

to increase

our allowance

for credit

losses,
which would

reduce our

profitability and

could have

an adverse

effect on

our business,

financial condition,

and results

of
operations.
Commercial construction loans generally

have a higher risk of

loss due to the assumptions

used to estimate the value
of property

at completion

and the

cost of

the project,

including interest.

It can

be difficult

to accurately

evaluate the

total
funds required

to complete

a project,

and construction

lending often

involves the

disbursement

of substantial

funds with
repayment dependent, in large part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan from sources other than the subject project. If the assumptions and estimates are inaccurate, the value of completed property

may fall

below the

related loan

amount. If we

are forced to

foreclose on

a project

prior to

completion,
we may

be

unable

to

recover

the

entire

unpaid

portion

of the

loan,

which

would

lead

to

losses.

In

addition,

we

may

be
required to fund additional amounts to complete a project,

incur taxes, maintenance and compliance costs for

a foreclosed
property and

may have

to hold

the property

for an

indeterminate

period of

time, any

of which

could adversely

affect

our
business, prospects, cash flow,

liquidity, financial

condition and results of operations.
Our

SBA

lending

program

is dependent

upon

the

federal

government

and

our status

as

a participant

in the
SBA's Preferred

Lenders Program,

and we

face specific

risks associated

with

originating SBA

loans and

selling
the guaranteed portion thereof.
We

have

been

approved

by

the

SBA

to

participate

in

the

SBA's

Preferred

Lenders

Program.

As

an

SBA

Preferred
Lender,

we enable

our clients

to obtain

SBA loans

without being

subject to

the potentially

lengthy SBA

approval process
necessary

for

lenders

that

are

not

SBA

Preferred

Lenders.

The

SBA

periodically

reviews

the

lending

operations

of
participating

lenders

to

assess,

among

other

things,

whether

the

lender

exhibits

prudent

risk

management.

When
weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of
the lender's

Preferred Lender

status. If

we lose

our status

as an

SBA Preferred

Lender,

we may

lose some

or all

of our
customers to

lenders who

are SBA

Preferred Lenders,

which could

adversely affect

our business,

financial condition

and
results of operations.
We generally sell the guaranteed

portion of our SBA 7(a) loans

in the secondary market. These sales

have resulted in
both premium income for us

at the time of

sale and created a stream

of future servicing income. There

can be no assurance
that we will be able to continue originating these loans, that a secondary market for these loans will continue to exist or that we will continue to realize

premiums upon the sale of

the guaranteed portion of

these loans. When we sell

the guaranteed
portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed

portion of a loan, we share any loss and recovery related

to the loan pro-rata with the SBA.
The laws, regulations and

standard operating procedures

that are applicable to

SBA loan products may

change in the
future. We

cannot predict

the effects

of these

changes on

our business

and profitability.

Because government

regulation
greatly

affects

the

business

and

financial

results

of

all

commercial

banks

and

bank

holding

companies,

especially

our
organization, changes in the laws, regulations

and procedures applicable to SBA

loans could adversely affect our

ability to
operate profitably.

In addition, the

aggregate amount of

SBA 7(a) and 504

loan guarantees by the

SBA must be approved
each fiscal year by the federal

government. We cannot predict

the amount of SBA 7(a)

loan guarantees in any given fiscal
year. If the federal government were to reduce the amount of SBA loan guarantees, such reduction could adversely impact
our SBA lending

program, including making and

selling the guaranteed portion

of fewer SBA

7(a) and 504 loans.

In addition,
any default by

the U.S. government

on its obligations

or any prolonged

government shutdown

could, among

other things,
impede our ability to originate

SBA loans or sell such loans

in the secondary market, which

could materially and adversely
affect our business, financial condition and results

of operations.
The SBA may not honor its guarantees if we do not originate

loans in compliance with SBA guidelines
.

SBA lending programs

typically guarantee

75.0% of the

principal on

an underlying

loan. If the

SBA establishes

that a
loss on

an

SBA guaranteed

loan

is attributable

to significant

technical

deficiencies

in the

manner

in which

the loan

was

USCB Financial Holdings, Inc.

2021 10-K

originated,

funded

or serviced

by us,

the

SBA may

seek

recovery

of

the

principal

loss

related

to

the

deficiency

from

us
notwithstanding that a portion of the loan was

guaranteed by the SBA, which could adversely

affect our business, financial
condition and results of

operations. While we

follow the SBA's underwriting

guidelines, our ability

to do so depends on

the
knowledge and diligence of our employees

and the effectiveness of controls

we have established. If our employees

do not
follow

the

SBA

guidelines

in

originating

loans

and

if

our

loan

review

and

audit

programs

fail

to

identify

and

rectify

such
failures, the

SBA may

reduce or,

in some

cases, refuse

to honor

its guarantee

obligations and

we may

incur losses

as a
result.
Global banking is an important part of our business, which

creates increased BSA/AML risk.
As our

business

model

includes

correspondent

services

to banks

in Latin

America

and the

Caribbean,

these

cross-
border

correspondent

banking

relationships

pose

unique

risks

because

they

create

situations

in

which

a

U.S.

financial
institution will be

handling funds from

a financial institution

in Latin America

and the Caribbean

whose customers may

not
be transparent to us. Moreover, many foreign financial institutions, including in Latin America and the Caribbean where our
correspondent banking

services

are located,

are not

subject to

the same

or similar

regulatory

guidelines

as U.S.

banks.
Accordingly,

these

foreign

institutions

may

pose

higher

money

laundering

risk

to

their

respective

U.S.

bank
correspondent(s). Because

of the

large amount

of funds,

multiple transactions,

and our

potential lack

of familiarity

with a
foreign correspondent financial institution's customers, these customers may be able to more

easily conceal the source and
use of

illicit funds.

Consequently,

we may

have a

higher

risk

of non-compliance

with the

BSA

and

other

AML rules

and
regulations

due

to

our

correspondent

banking

relationships

with

foreign

financial

institutions.

Additionally,

international
private banking

places additional

pressure on

our policies,

procedures and

systems for

complying with

the Bank

Secrecy
Act of 1970, as amended, or BSA, and other anti-money laundering, or AML, statutes and regulations. Our failure to strictly adhere to the terms and

requirements of our OFAC

license or our failure

to adequately manage our

BSA/AML compliance
risk

in

light

of

our correspondent

banking

relationship

with

foreign

financial

institutions

and

international

private

banking
could result

in regulatory or

other actions

being taken

against us, which

could significantly

increase our compliance

costs
and materially and adversely affect our results of

operations.
We may not recover all amounts that are contractually

owed to us by our borrowers.

We are

dependent on

the collection

of loan

principal, interest,

and fees

to partially

fund our

operations. A

shortfall in
collections and proceeds may impair our ability to fund

our operations or to repay our existing debt.
When

we

lend

funds,

commit

to

fund

a

loan

or

enter

into

a

letter

of

credit

or

other

credit-related

contract

with

a
counterparty, we incur credit risk. The

credit quality of our

portfolio can have a

significant impact on our

earnings. We expect
to experience charge-offs and delinquencies on our loans

in the future. Many borrowers have been negatively impacted by the COVID-19 pandemic and related

economic consequences, and may continue

to be similarly or more severely

affected
in the future. Our

customers' actual operating results may be

worse than our underwriting contemplated when we

originated
the loans, and in these

circumstances, we could incur

substantial impairment or loss

of the value on these

loans. We may
fail to identify problems because our customer did not report them in a timely manner or, even if the customer did report the
problem, we may fail to address it quickly enough or at all, or some loans, due to market circumstances, may not be able to
be fully rehabilitated.

Even if customers

provide us with

full and accurate

disclosure of

all material information

concerning
their businesses, we may misinterpret or incorrectly analyze this information. Mistakes may cause us to make loans

that we
otherwise would not have made or to fund

advances that we otherwise would not

have funded, either of which could result
in losses

on loans,

or necessitate

that we

significantly

increase our

allowance

for loan

and lease

losses. As

a result,

we
could suffer

loan losses

and have

non-performing loans,

which could

have a

material adverse

effect on

our net

earnings
and results of operations and financial condition, to the extent the losses exceed our allowance for loan and lease

losses.
Some of our

loans are secured

by a lien

on specified collateral

of the borrower

and we may

not obtain or

properly perfect
our liens or the value of the collateral securing any particular loan may not be sufficient to protect us from suffering a partial or complete

loss

if the

loan becomes

non-performing

and we

proceed to

foreclose

on or

repossess

the collateral.

With
respect

to

loans

that

we

originate

for

condominium

or

homeowners'

associations,

or

the

Associations,

these

loans

are
primarily secured by and rely

upon the cash flow received

by the Associations from

payments received from their

property
owners, as well

as cash on

hand. These Associations

rely upon payments

received from their

property owners in

order to
perform

on

these

loans

and

for

the

loan

collateral.

Accordingly,

our

ability

to

recover

amounts

on

non-performing

loans
made to Associations

is dependent

upon the Association

having sufficient

cash on hand

for repayment of

the loan and/or
having

the

ability

to

impose

assessments

on

its

property

owners,

some

of

whom

may

not

have

the

ability

to

pay

such
assessments. In such events, we could suffer loan losses,

which could have a material adverse effect on our

net earnings,
allowance for loan and lease losses, financial condition,

and results of operations.

USCB Financial Holdings, Inc.

2021 10-K

Non-performing

assets

take

significant

time

to

resolve

and

adversely

affect

our

results

of

operations

and
financial condition, and could result in further losses in

the future.
Our

non-performing

assets

adversely

affect

our

net

income

in

various

ways.

We

do

not

record

interest

income

on
nonaccrual loans

or OREO,

thereby adversely

affecting our

net income

and returns

on assets

and equity,

increasing our
loan administration

costs

and

adversely

affecting

our

efficiency

ratio.

When we

take

collateral

in foreclosure

and similar
proceedings, we

are required

to mark

the collateral

to its

then-fair market

value,

which may

result in

a loss.

These non-
performing loans

and OREO

also increase our

risk profile

and the level

of capital

our regulators

believe is appropriate

for
us to

maintain in

light of

such risks.

The resolution

of non-performing

assets requires

significant time

commitments from
management and can

be detrimental to

the performance

of their other

responsibilities. If

we experience increases

in non-
performing

loans

and

non-performing

assets,

our

net

interest

income

may

be

negatively

impacted

and

our

loan
administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.
We engage in

lending secured by

real estate and

may foreclose on

the collateral and

own the underlying

real
estate, subjecting us to the costs

and potential risks associated with the

ownership of real property,

or consumer
protection initiatives or

changes in state

or federal law

may substantially

raise the cost

of foreclosure

or prevent
us from foreclosing at all.

Since we

originate

loans secured

by real

estate, we

may have

to foreclose

on the

collateral

property

to recover

our
investment and may thereafter own and operate such property,

in which case we would be exposed to the risks inherent in
the

ownership

of

real

estate.

The

amount

that

we,

as

a

mortgagee,

may

realize

after

a

foreclosure

depends

on

factors
outside of our

control, including,

but not limited

to, general or

local economic conditions,

environmental cleanup

liabilities,
various assessments

relating to

the ownership

of the property,

interest rates, real

estate tax rates,

operating expenses

of
the

mortgaged

properties,

our

ability

to

obtain

and

maintain

adequate

occupancy

of

the

properties,

zoning

laws,
governmental and

regulatory rules,

and natural disasters.

Our inability

to manage

the amount

of costs

or size

of the risks
associated with

the ownership

of real

estate, or

write-downs in

the value

of OREO,

could have

an adverse

effect on

our
business, financial condition, and results of operations.
Additionally,

consumer protection initiatives

or changes in state

or federal law may

substantially increase the

time and
expenses associated

with the

residential foreclosure

process or

prevent us

from foreclosing

at all.

A number

of states

in
recent

years

have

either

considered

or

adopted

foreclosure

reform

laws

that

make

it

substantially

more

difficult

and
expensive for

lenders to

foreclose on

residential properties

in default.

Furthermore, federal

regulators have

prosecuted a
number of

mortgage servicing

companies for

alleged consumer

law violations.

If new

state or

federal laws

or regulations
are ultimately enacted

that significantly raise

the cost of residential

foreclosures or raise

outright barriers, they

could have
an adverse effect on our business, financial condition,

and results of operations.
We are exposed to risk of environmental liability

when we take title to property.

In the

course

of our

business,

we may

foreclose on

and take

title to

real

estate.

As a

result, we

could

be subject

to
environmental liabilities with

respect to these properties.

We may be held

liable to a governmental

entity or to third

parties
for

property

damage,

personal

injury,

investigation

and

clean-up

costs

incurred

by

these

parties

in

connection

with
environmental

contamination

or

may

be

required

to

investigate

or

clean

up

hazardous

or

toxic

substances

or

chemical
releases at a property.

The costs associated with

investigation or remediation

activities could be substantial.

In addition, if
we are the owner or former owner

of a contaminated site, we may be

subject to common law claims by

third parties based
on damages and

costs resulting

from environmental

contamination emanating

from the

property.

If we become

subject to
significant environmental liabilities, our business, financial condition and results of operations could be adversely affecte

d.
We

are

subject

to

certain

operational

risks,

including,

but

not

limited

to,

customer,

employee

or

third-party
fraud and data processing system failures and errors.

Employee errors and employee or

customer misconduct could subject us

to financial losses or

regulatory sanctions and
seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper
or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to
prevent employee

errors and

misconduct, and

the precautions we

take to

prevent and

detect this

activity may

not be

effective
in all cases. Employee errors could also subject us to financial claims for negligence.
We have

implemented a

system of

internal controls

designed to

mitigate operational

risks, including

data processing
system failures

and errors

and customer

or employee

fraud, as

well as

insurance

coverage

designed to

protect us

from
material

losses

associated

with

these

risks,

including

losses

resulting

from

any

associated

business

interruption.

If

our

USCB Financial Holdings, Inc.

2021 10-K

internal controls fail

to prevent or

detect an

occurrence, or if

any resulting loss

is not

insured or exceeds

applicable insurance
limits, it could adversely affect our business,

prospects, cash flow, liquidity,

financial condition and results of operations.
When we originate loans, we rely

heavily upon information supplied by third parties,

including the information contained
in credit

applications, property

appraisals, title

information, equipment

pricing and

valuation and

employment and

income
documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which

we

rely

is

misrepresented,

either

fraudulently

or

inadvertently,

and

the

misrepresentation

is

not

detected

prior

to
funding,

the value

of

the

loan may

be significantly

lower

than expected,

or we

may

fund a

loan that

we

would not

have
funded or

on terms

that do

not comply

with our

general underwriting

standards. Whether

a misrepresentation

is made

by
the applicant, the borrower,

one of our employees or another

third party,

we generally bear the risk of

loss associated with
the misrepresentation. A loan

subject to a material

misrepresentation is typically

unsellable or subject

to repurchase if it

is
sold prior to detection of the

misrepresentation. The sources of the

misrepresentations are often difficult

to locate, and it is
often difficult

to recover

any

of the

resulting monetary

losses we

may suffer,

which

could

adversely

affect

our business,
financial condition and results of operations.
We are subject to liquidity risk, which could adversely

affect our financial condition and results

of operations.

Effective liquidity management is essential for the operation of our business. Although we have implemented strategies
to maintain

sufficient

and

diverse

sources of

funding

to accommodate

planned,

as well

as unanticipated,

liquidity

needs
(including changes in assets,

liabilities, and off-balance sheet

commitments under various economic

conditions), an inability
to

raise

funds

through

deposits,

borrowings,

the

sale

of

investment

securities

and

other

sources

could

have

a

material
adverse effect

on our

liquidity. Our access

to funding

sources in

amounts adequate to

finance our

activities could

be impaired
by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our
access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to

our pledged assets by our

secured creditors, competition from other

financial institutions
which could drive up the

costs of deposits or adverse

regulatory action against us. Deterioration in

economic conditions and
the loss of

confidence in financial

institutions may increase

our cost of

funding and limit

our access to

some of our

customary
sources of liquidity,

including, but not

limited to, inter-bank

borrowings and borrowings

from the Federal

Home Loan Bank
of Atlanta, or

the FHLB, and

the Federal Reserve

Bank of Atlanta.

Our ability to

acquire deposits

or borrow

could also be
impaired by

factors that

are not

specific to

us, such

as a

severe disruption

of the

financial markets

or negative

views and
expectations

about the

prospects

for the

financial

services

industry generally

as

a result

of conditions

faced

by banking
organizations

in

the

domestic

and

international

credit

markets.

Any decline

in

available

funding

or cost

of liquidity

could
adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying
our borrowings or

meeting deposit withdrawal demands,

any of which

could, in turn,

have an adverse

effect on our

business,
financial condition, and results of operations.
We have several

large depositor relationships,

the loss of which

could force us to

fund our business

through
more expensive and less stable sources.

Withdrawals of deposits by any

one of our largest depositors

could force us to

rely more heavily on more

expensive and
less stable funding sources.

Consequently,

the occurrence of any

of these events could

have a material adverse

effect on
our business, financial condition and results of operations.
The value of our securities in our investment portfolio

may decline in the future.

The

fair

market

value

of

our

investment

securities

may

be

adversely

affected

by

general

economic

and

market
conditions, including

changes

in interest

rates,

credit

spreads, and

the

occurrence

of any

events

adversely

affecting

the
issuer of particular securities in our investments

portfolio or any given market segment or industry in

which we are invested.
Any of these factors, among others, could cause OTTI and realized and/or unrealized losses in future periods and declines in

other

comprehensive

income,

which

could

have

an

adverse

effect

on

our

business,

financial

condition

and

results

of
operations.

The

process

for

determining

whether

impairment

of

a

security

is

OTTI

usually

requires

complex,

subjective
judgments about the

future financial performance

and liquidity of

the issuer,

any collateral underlying

the security and

our
intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value, in order to assess the probability of receiving

all contractual principal and interest

payments on the security.

Our failure to correctly
and timely assess

any impairments or

losses with respect

to our securities

could have an

adverse effect

on our business,
financial condition and results of operations.

USCB Financial Holdings, Inc.

2021 10-K

We may not

effectively execute

on our expansion

strategy, which

may adversely affect

our ability to

maintain
our historical growth and earnings trends.

Our primary

expansion strategy

focuses on

organic growth,

supplemented by

acquisitions of

financial institutions

and
banking teams;

however,

we may

not be

able to

successfully execute

on these

aspects of

our expansion

strategy,

which
may cause our future growth rate

to decline below our recent historical

levels, or may prevent us

from growing at all. More
specifically, we may not

be able

to generate sufficient

new loans and

deposits within acceptable

risk and expense

tolerances
or

obtain

the

personnel

or

funding

necessary

for

additional

growth.

Various

factors,

such

as

economic

conditions

and
competition with other financial institutions, may impede or restrict the growth of our operations. Further, we may be unable to

attract

and

retain

experienced

bankers,

which

could

adversely

affect

our

growth.

The

success

of

our

strategy

also
depends on our ability to manage our growth effectively,

which in turn depends on a number of factors, including our ability to

adapt

our

credit,

operational,

technology,

risk

management,

internal

controls

and

governance

infrastructure

to
accommodate

expanded

operations.

Even

if we

are

successful

in

continuing

our

growth,

such

growth

may

not offer

the
same levels of potential profitability,

and we may not be successful

in controlling costs and maintaining asset

quality in the
face of

that growth.

Accordingly,

our inability

to maintain

growth or

to effectively

manage growth

could

have an

adverse
effect on our business, financial condition and results

of operations.
New lines of business, products, product enhancements

or services may subject us to additional risk.

From time to

time, we may

implement new lines

of business or

offer new products

and product enhancements

as
well as

new

services

within

our

existing

lines

of

business.

There

are

substantial

risks

and

uncertainties

associated

with
these efforts. In developing,

implementing or marketing new

lines of business, products,

product enhancements or services,
we

may

invest

significant

time

and

resources.

We

may

underestimate

the

appropriate

level

of

resources

or

expertise
necessary to make new lines of business

or products successful or to realize their

expected benefits. We may

not achieve
the

milestones

set

in

initial

timetables

for

the

development

and

introduction

of

new

lines

of

business,

products,

product
enhancements or services, and price

and profitability targets may not

prove feasible. External factors, such

as compliance
with regulations, competitive

alternatives and shifting

market preferences, may

also impact the

ultimate implementation of
a new line of business or offerings of new products, product enhancements or services. Any new line of business,

product,
product enhancement or service could have a significant impact on the effectiveness of our system of internal controls. We may also

decide to

discontinue

businesses

or products,

due to

lack

of customer

acceptance

or unprofitability.

Failure to
successfully develop and implement new lines of business or offerings of new products, product enhancements or services could have an adverse effect on our business, financial condition and results of operations and could subject us to new and
unanticipated operational, credit, regulatory and reputational risks,

among other risks.
Our business

needs and

future growth

may require

us to

raise additional

capital and

that capital

may not

be
available on terms acceptable to us or may be diluti

ve to existing shareholders.

We believe that we

have sufficient capital

to meet our capital

needs for our current

growth plans. However,

we expect
that we

will need

to raise

additional capital,

in the

form of

debt or

equity securities,

in the

future to

have sufficient

capital
resources

to

meet

our

longer-term

growth

plans,

and/or

if

the

quality

of

our

assets

or

earnings

were

to

deteriorate
significantly.

In addition, we

are required by federal

regulatory authorities to

maintain adequate levels

of capital to support
our operations.
Our ability

to raise

capital will

depend on,

among other

things, conditions

in the

capital markets,

which are

outside of
our control, and our financial performance. Accordingly,

we cannot provide assurance that such capital will

be available on
terms acceptable to us or at all. Any occurrence

that limits our access to capital may adversely

affect our capital costs and
our ability to raise capital. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also

seeking to

raise capital and

would then have

to compete with

those institutions for

investors. Any inability
to raise capital on acceptable terms when needed may cause us to either issue additional shares of common stock or other
securities on less than

desirable terms or

reduce our rate of

growth until market conditions

become more favorable. If

any
of such

events occur, they could

have a material

adverse effect on

our business, financial

condition and results

of operations
and could be dilutive to both tangible book value and our

share price.

In addition,

an inability

to raise

capital when

needed may

subject us

to increased

regulatory supervision

and the
imposition of

restrictions

on

our growth

and

business.

These restrictions

could

negatively

affect

our

ability

to operate

or
further

expand

our

operations

through

loan

growth,

acquisitions

or

the

establishment

of

additional

branches.

These
restrictions

may

also

result

in

increases

in

operating

expenses

and

reductions

in

revenues

that

could

have

a

material
adverse effect on our financial condition, results

of operations and our share price.

USCB Financial Holdings, Inc.

2021 10-K

We may

grow through

mergers or

acquisitions,

a strategy

that may

not be

successful or,

if successful,

may
produce risks in successfully integrating and managing the merged companies or acquisitions and may dilute our shareholders.

As

part

of

our

growth

strategy,

we

may

pursue

mergers

and

acquisitions

of

banks

and

non-bank

financial

services
companies within or outside our principal market areas that fit within the mission-driven values of our franchise and that we believe support our business and make financial and strategic sense. We may have difficulty identifying suitable acquisition candidates or executing on acquisitions that we pursue, and we may not realize the anticipated benefits of any transactions
we complete. Additionally,

for any opportunistic

acquisition we were

to consider,

we expect to

face significant

competition
from

numerous

other

financial

services

institutions,

many

of

which

will

have

greater

financial

resources

than

we

do.
Accordingly,

attractive opportunistic

acquisitions

may

not be

available to

us. There

can be

no assurance

that we

will

be
successful in identifying or completing any future acquisitions.
Mergers and acquisitions involve numerous risks, any

of which could harm our business, including:
•

the possibility that expected benefits

may not materialize in the

time frame expected or at

all, or may be more

costly
to achieve, or that the acquired business will not perform

to our expectations;
•

time,

expense

and

difficulties

in

integrating

the

operations,

management,

products

and

services,

technologies,
existing contracts, accounting processes

and personnel of the target

and realizing the anticipated synergies

of the
combined businesses;
•

incurring the

time and

expense associated with

identifying and

evaluating potential acquisitions

and merger

partners
and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;
•

difficulties in supporting and transitioning customers

of the target and disruption of our ongoing banking

business;
•

the price we

pay or other

resources that we

devote may exceed

the value we

realize, or the

value we could

have
realized if we had allocated the purchase consideration

or other resources to another opportunity;
•

entering new markets or areas in which we have limited or

no experience;
•

the possibility that our culture is disrupted as a result of an acquisition;
•

potential loss of key personnel and customers from either

our business or the target’s business;
•

assumption

of unanticipated problems, claims or other liabilities of the acquired business;
•

an inability to realize expected synergies or returns on

investment;
•

the possibility of regulatory approval for the acquisition

being delayed, impeded, restrictively conditioned

or denied
due to existing or new regulatory

issues surrounding us, the target institution

or the proposed combined entity

and
the possibility that any

such issues associated

with the target institution,

of which we may

or may not be

aware at
the time of the acquisition, could adversely impact the combined entity after completion of the acquisition;
•

the possibility that the acquisition may not be timely completed,

if at all;
•

the need to raise capital; and
•

inability to generate sufficient revenue to offs

et acquisition costs.
Our acquisition

activities could

require us

to use

a substantial

amount of

cash, other

liquid assets,

and/or incur

debt.
Also,

if

we

finance

acquisitions

by issuing

equity

securities,

our

existing

shareholders’

ownership

may be

diluted,

which
could negatively

affect the

market price of

our Class

A common stock.

Additionally,

if the goodwill

recorded in

connection
with our

potential future

acquisitions

were determined

to be

impaired,

then

we would

be required

to recognize

a charge
against our

earnings, which

could materially

and adversely

affect our

results of

operations during

the period

in which

the
impairment was

recognized. Acquisitions

may also

involve the

payment of

a premium

over book

and market

values and,
therefore, some

dilution of

our tangible

book value

and net

income per

common share

may occur

in connection

with any
future transaction.

As a result, we

may not achieve the

anticipated benefits of

any such merger or

acquisition, and we

may incur costs

in
excess

of

what

we

anticipate.

Our

failure

to

successfully

evaluate

and

execute

mergers,

acquisitions

or

investments

or
otherwise adequately address and

manage the risks associated

with such transactions could have

a material adverse effect
on our business, results of operations

and financial condition, including short-term and long-term liquidity.

USCB Financial Holdings, Inc.

2021 10-K

The loss of

one or more

of our key

personnel, or our

failure to attract

and retain other

highly qualified personnel
in the future, could harm our business.

Our future success will, to some extent, depend on the continued service of our directors, executive officers and senior management

team.

The

loss

of

the

services

of

any

of

these

individuals

could

have

a

significant

adverse

effect

on

our
business.

In

particular,

we

believe

that

retaining

Luis

de

la

Aguilera,

our

President

and

Chief

Executive

Officer,

Robert
Anderson, our Chief Financial Officer,

and Benigno Pazos, our Chief Credit Officer,

is important to our continuing success.
Although

we

have

entered

into

employment

and

other

agreements

with

certain

members

of

our

executive

and

senior
management team,

including Mr.

de la

Aguilera and

Mr.

Anderson, no

assurance can

be given

that these

individuals will
continue to be employed by us. The loss of any of these individuals could negatively affect our ability to achieve our growth strategy and could have a material adverse effect

on our business and results of operations.
We also need to continue

to attract and retain other senior

management and to recruit qualified

individuals to succeed
existing

key

personnel

to

ensure

the continued

growth

and successful

operation

of our

business.

We

may

be unable

to
attract or

retain qualified

management

and other

key

personnel

in the

future due

to the

intense competition

for qualified
personnel

among

companies

in

the

financial

services

business

and

related

businesses.

The

loss

of

the

services

of any
senior management personnel, or the inability to recruit

and retain qualified personnel in the future, could

have an adverse
effect on our business, results of

operations, financial condition and prospects.

Additionally,

to attract and retain personnel
with appropriate

skills and

knowledge to

support our

business, we

may offer

a variety

of benefits,

which may

reduce our
earnings or adversely affect our business, results

of operations, financial condition or prospects.
Damage to our reputation could significantly harm

our businesses.
Our ability to attract

and retain customers and

highly-skilled management and employees is

impacted by our reputation.
A negative public

opinion of us

and our business

can result from

any number of

activities, including our

lending practices,
corporate

governance

and

regulatory

compliance,

acquisitions,

customer

complaints

and

actions

taken

by

community
organizations in

response to

these activities.

Furthermore, negative

publicity regarding

us as

an employer

could have

an
adverse

impact on

our reputation,

especially

with respect

to

matters of

diversity,

pay equity

and workplace

harassment.
Significant

harm

to

our

reputation

could

also

arise

as

a

result

of

regulatory

or

governmental

actions,

litigation

and

the
activities of our customers, other

participants in the financial services

industry or our contractual counterparties, such

as our
service providers

and vendors.

The potential

harm

is heightened

given

increased attention

to how

corporations

address
environmental, social

and governance

issues. In

addition, a cybersecurity

event affecting

us or our

customers' data

could
have a negative

impact on our

reputation and

customer confidence

in us and

our cybersecurity

practices. Damage

to our
reputation could also

adversely affect

our credit ratings

and access to

the capital markets.

Additionally,

whereas negative
public opinion once was

primarily driven by adverse

news coverage in traditional

media, the widespread use

of social media
platforms by

virtually every

segment of

society facilitates

the rapid

dissemination

of information

or misinformation,

which
magnifies the potential harm to our reputation.
We

face

strong

competition

from

financial

services

companies

and

other

companies

that

offer

banking
services, which could materially and adversely affect

our business.

The financial

services industry has

become even

more competitive as

a result

of legislative,

regulatory and technological
changes and

continued

banking consolidation,

which

may increase

as a

result of

current economic,

market and

political
conditions. We

face substantial

competition

in all

phases

of our

operations

from

a variety

of competitors,

including local
banks,

regional

banks,

community

banks

and,

more

recently,

financial

technology,

or

"fintech"

companies.

Many

of

our
competitors offer the same banking services that

we offer and our success depends on

our ability to adapt our

products and
services

to

evolving

industry

standards

and

customer

requirements.

Increased

competition

in

our

market

may

result

in
reduced new

loan and

lease production

and/or decreased

deposit balances

or less

favorable terms

on loans

and leases
and/or deposit

accounts. We also

face competition

from many

other types

of financial

institutions, including

without limitation,
non-bank

specialty

lenders,

insurance

companies,

private

investment

funds,

investment

banks,

and

other

financial
intermediaries. Should competition in

the financial services industry

intensify, our ability to market our

products and services
may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain
the levels

of our

loans and

deposits and

our results

of operations

and financial

condition may

be adversely

affected as

a
result. Ultimately, we

may not be able to compete successfully against current

and future competitors.
We must respond to rapid technological changes

to remain competitive.

We will

have to respond

to future

technological changes,

which are occurring

at a rapid

pace in the

financial services
industry.

We

expect

that

new

technologies

and

business

processes

applicable

to

the

banking

industry

will

continue

to
emerge, and these

new technologies and business

processes may be

better than those

we currently use. Because

the pace
of technological change

is high and our

industry is intensely

competitive, our future

success will depend,

in part, upon our

USCB Financial Holdings, Inc.

2021 10-K

ability to address

the needs of

our customers by using

technology to provide products

and services that

will satisfy customer
demands for convenience,

as well as to

create additional efficiencies

in our operations.

We may not

be able to implement
new technology-driven products

and services effectively

or be successful

in marketing these

products and services

to our
customers. Failure to keep pace successfully with technological change affecting the financial services industry could harm our

ability

to

compete

effectively

and

could

have

an

adverse

effect

on

our

business,

financial

condition

and

results

of
operations. As

these

technologies

improve

in the

future,

we may

be required

to make

significant

capital

expenditures

in
order to remain

competitive, which may increase

our overall expenses

and have an

adverse effect on our

business, financial
condition and results of operations.
A

failure,

interruption,

or

breach

in

the

security

of

our

systems,

or

those

of

our

contracted

vendors,

could
disrupt

our

business,

result

in

the

disclosure

of

confidential

information,

damage

our

reputation,

and

create
significant financial and legal exposure.
Although we

devote significant

resources to maintain

and regularly update

our systems and

processes that are

designed
to

protect

the

security

of

our

computer

systems,

software,

networks

and

other

technology

assets,

as

well

as

the
confidentiality,

integrity and availability

of information belonging

to us and

our customers,

there is no

assurance that

all of
our

security

measures

will

provide

absolute

security.

Many

financial

institutions,

including

us,

have

been

subjected

to
attempts

to

infiltrate

the

security

of

their

websites

or

other

systems,

some

involving

sophisticated

and

targeted

attacks
intended

to

obtain

unauthorized

access

to

confidential

information,

destroy

data,

disrupt

or

degrade

service,

sabotage
systems or cause

other damage, including through

the introduction of

computer viruses or malware,

cyber-attacks and other
means. We

have been

targeted by

individuals and

groups using

phishing campaigns,

pretext calling,

malicious code

and
viruses and expect to

be subject to such

attacks in the future.

While we have not

experienced a material cyber

-incident or
security breach that has

been successful in compromising

our data or systems

to date, we can

never be certain that

all of
our systems are entirely free from vulnerability to breaches of security or other technological difficulties or

failures.
Despite efforts to

ensure the integrity

and security of

our systems, it

is possible that

we may not

be able to

anticipate,
detect or recognize

threats to our

systems or to

implement effective

preventive measures

against all efforts

to breach our
security inside or outside our business, especially because the techniques used to attack our systems change frequently or
are

not

recognized

until

launched,

and

because

cyber-attacks

can

originate

from

a

wide

variety

of

sources,

including
individuals or groups who are associated with

external service providers or who are or

may be involved in organized crime
or linked

to terrorist

organizations or

hostile foreign

governments. Those

parties may

also attempt

to fraudulently

induce
employees, customers, third-party service providers or other users of our systems to disclose sensitive information in order to gain access

to our data or

that of our customers

or clients. Similar

to other companies,

our risks and exposures

related
to cybersecurity

attacks have

increased as

a result

of the COVID

-19 pandemic,

the related

increased reliance

on remote
working and increase in digital operations. Such

risks and exposures are expected to remain high

for the foreseeable future
due to

the rapidly

evolving nature

and sophistication

of these

threats and

the expanding

use of

technology,

as our

web-
based product offerings grow and we expand internal

usage of web-based applications.
A successful

penetration

or

circumvention

of the

security

of our

systems,

including those

of our

third-party

vendors,
could

cause

serious

negative

consequences,

including

significant

disruption

of

our

operations,

misappropriation

of
confidential information,

or damage

to computers

or systems,

and may

result in violations

of applicable

privacy and

other
laws, financial loss,

loss of confidence

in our security measures,

customer dissatisfaction, increased

insurance premiums,
significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations, and future prospects.
We

rely

on

other

companies

to

provide

key

components

of

our

business

infrastructure

and

our

operations
could

be

interrupted

if

our

third-party

service

providers

experience

difficulty,

terminate

their

services

or

fail

to
comply with banking regulations.

Third parties

provide key

components of

our business

operations such

as data

processing, recording

and monitoring
transactions,

online

banking

interfaces

and services,

Internet

connections

and

network

access.

While

we

have

selected
these third-party

vendors carefully,

performing upfront

due diligence

and ongoing

monitoring activities,

we do

not control
their actions. Any problems caused by these third parties, including those resulting from disruptions in services provided by
a

vendor

(including

as

a

result

of

a

cyber-attack,

other

information

security

event

or

a

natural

disaster),

financial

or
operational difficulties

for the vendor,

issues at third-party

vendors to our

vendors, failure of

a vendor to

handle current or
higher volumes, failure of a vendor to provide services for any reason,

poor performance of services, failure to comply with
applicable laws

and regulations,

or fraud

or misconduct

on the

part of

employees of

any of

our vendors,

could adversely
affect our ability

to deliver products

and services to

our customers, our

reputation and our

ability to conduct

our business,
which could

adversely affect

our business,

prospects, cash

flow,

liquidity,

financial condition

and results

of operations.

In
certain

situations,

replacing

these

third-party

vendors

could

also

create

significant

delay,

expense,

and

operational
difficulties, which

could also

adversely affect

our business.

Accordingly,

use of

such third

parties creates

an unavoidable

USCB Financial Holdings, Inc.

2021 10-K

and

inherent

risk

to

our

business

operations.

Such

risk

is

generally

expected

to

remain

elevated

until

the

COVID-19
pandemic

subsides

and

may

remain

elevated

thereafter,

as

many

of

our

vendors

have

also

been,

and

may

further

be,
affected by increased

reliance on remote work

environments, market volatility

and other factors that

increase their risks

of
business disruption or

that may otherwise

affect their ability

to perform under

the terms of

any agreements with

us or provide
essential services.
Our operations could be interrupted or

materially impacted if any of our

third-party service providers fail to comply

with
banking regulations

and other

applicable laws.

The Federal

Reserve, FDIC,

the Florida

Office of

Financial Regulation,

or
the FOFR, and other regulators expect financial institutions to be responsible for all aspects of their performance, including aspects that they delegate

to third parties. Accordingly,

we will be responsible

for deficiencies in

our oversight and control
of our third party relationships

and in the performance

of the parties with which

we have these relationships.

As a result, if
our regulators

conclude that

we have

not exercised

adequate oversight

and control

over our

third party

vendors or

other
ongoing third party business

relationships or that such

third parties have not performed

appropriately,

we could be subject
to remedial and/or enforcement actions,

including civil money penalties or

other administrative or judicial penalties

or fines
as well as requirements for customer remediation, any

of which could have a material

adverse effect our business, financial
condition or results of operations.
Litigation and regulatory actions,

including possible enforcement actions, could subject

us to significant fines,
penalties,

judgments

or

other

requirements

resulting

in

increased

expenses

or

restrictions

on

our

business
activities.

In the normal course of

business, from time to time, we

have in the past and

may in the future be

named as a defendant
in various

legal actions

arising in

connection with

our current

and/or prior

business

activities. Legal

actions could

include
claims for substantial compensatory

or punitive damages

or claims for indeterminate

amounts of damages.

Further, in

the
future

our

regulators

may

impose

consent

orders,

civil

money

penalties,

matters

requiring

attention,

or

similar

types

of
supervisory penalties

or criticism.

We may

also, from

time to

time, be

the subject

of subpoenas,

requests for

information,
reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our current and/or
prior

business

activities.

Any

such

legal

or

regulatory

actions

may

subject

us

to

substantial

compensatory

or

punitive
damages,

significant

fines,

penalties,

obligations

to

change

our

business

practices

or

other

requirements

resulting

in
increased

expenses,

diminished

income

and

damage

to

our

reputation.

Our

involvement

in

any

such

matters,

whether
tangential or otherwise and

even if the matters are

ultimately determined in our

favor, could

also cause significant harm

to
our reputation and divert management attention away from the operation of our business. Further, any

settlement, consent
order or adverse

judgment in

connection with

any formal

or informal

proceeding or

investigation by

government agencies
may result in

litigation, investigations or proceedings

as other litigants

and government agencies begin

independent reviews
of the same

activities. As a

result, the outcome of

legal and regulatory

actions could have

an adverse effect on

our business,
results of operations and results of operations.
Certain of

our directors may

have conflicts

of interest in

determining whether to

present business

opportunities
to us or another entity with which they are, or may

become, affiliated.

Certain of our

directors are or may

become subject to fiduciary

obligations in connection with

their service on the

boards
of

directors

of

other

corporations,

including

financial

institutions.

A

director's

association

with

other

financial

institutions,
which give rise to fiduciary or contractual obligations to

such institutions, may create conflicts of interest.

To

the extent that
any of our directors become aware of

acquisition opportunities that may be

suitable for entities other than us

to which they
have fiduciary

or contractual

obligations, or they

are presented

with such

opportunities in

their capacities

as fiduciaries

to
such

entities,

they

may

honor

such

obligations

to

such

other

entities.

You

should

assume

that

to

the

extent

any

of

our
directors become aware

of an opportunity

that may be

suitable both for

us and another

entity to which

such person has

a
fiduciary obligation

or contractual

obligation

to present

such

opportunity as

set forth

above,

he or

she may

first give

the
opportunity to such other entity

or entities and may give

such opportunity to us only

to the extent such other

entity or entities
reject

or

are

unable

to

pursue

such

opportunity.

In

addition,

you

should

assume

that

to

the

extent

any

of

our

directors
become

aware

of

an

acquisition

opportunity

that

does

not

fall

within

the

above

parameters,

but

that

may

otherwise

be
suitable for us, he or she may not present such opportunity

to us.

Pursuant

to

an

agreement

between

us

and

our

Significant

Investors

(as

defined

herein),

each

of

the

Significant
Investors have the right to nominate one director to serve on our Board, including Board committees,

and to designate one
non-voting Board

observer.

The directors

and Board

observers

designated by

the Significant

Investors have

the right

to,
and have

no duty

not to,

engage in

the same

or similar

business activities

or lines

of business

as us.

In the

event that

a
director or Board observer designated by a Significant Investor acquires knowledge of a potential transaction or matter that may be

a corporate opportunity

for us,

such person shall

have no

duty to

communicate or

present such corporate

opportunity
to us

and shall

not be

liable to

us or

our shareholders

for breach

of any

duty by

reason of

the fact

that such

person or

a

USCB Financial Holdings, Inc.

2021 10-K

related investment fund

thereof, directly or

indirectly, pursues or acquires such opportunity

for itself, directs

such opportunity
to another person, or does not present such opportunity

to us.

Risks Related to Our Tax,

Accounting and Regulatory Compliance
Our

ability

to

recognize

the

benefits

of

deferred

tax

assets

is

dependent

on

future

cash

flows

and

taxable
income and may be materially impaired upon significant

changes in ownership of our common stock.
We recognize the expected future tax

benefit from deferred tax assets when

it is more likely than

not that the tax benefit
will be realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets.
Assessing

the

recoverability

of

deferred

tax

assets

requires

management

to

make

significant

estimates

related

to
expectations

of

future

taxable

income

from

all

sources,

including

reversal

of

taxable

temporary

differences,

forecasted
operating

earnings

and

available

tax

planning

strategies.

Estimates

of

future

taxable

income

are

based

on

forecasted
income from operations and the application of existing tax laws in each jurisdiction. The improved risk profile of the Bank is a key

component used

in the determination

of our

ability to

realize the

expected future

benefit of

our deferred

tax assets.
To

the extent that future taxable income differs

significantly from estimates as a result

of the interest rate environment

and
loan growth capabilities or other factors, our ability to realize the net deferred tax assets could be negatively

affected.
Subject to certain exceptions, our Class A common stock is subject to transfer restrictions as set forth in our Articles of
Incorporation that are

designed to preserve

our deferred tax

assets. Notwithstanding these

protective provisions, the

Articles
of Incorporation include

an exception that

allows our Significant

Investors the right

to effect any

transfer that would

otherwise
be prohibited, which transfer could result in the loss of the deferred tax assets.
Additionally,

significant future

issuances of

common stock

or common

stock equivalents,

or changes

in the

direct or
indirect ownership

of our

common stock

or common

stock equivalents,

could cause

an ownership

change and

could limit
our ability to

utilize our net

operating loss carryforwards

and other tax

attributes pursuant

to Section 382

and Section 383
of the Internal Revenue Code.

Future changes in tax law

or changes in ownership structure

could limit our ability to utilize
our recorded net deferred tax assets.

The

accuracy

of

our

financial

statements

and

related

disclosures

could

be

affected

if

the

judgments,
assumptions or estimates used in our critical accounting

policies are inaccurate.
The

preparation

of

our

financial

statements

and

related

disclosures

in

conformity

with

GAAP

requires

us

to

make
judgments,

assumptions

and

estimates

that

affect

the

amounts

reported

in

our

consolidated

financial

statements

and
accompanying notes. In some cases, management

must select the accounting policy or method

to apply from two or more
alternatives,

any of

which

may be

reasonable

under

the circumstances,

yet

which

may result

in

our

reporting

materially
different

results

than

would

have

been

reported

under

a

different

alternative.

Certain

accounting

policies

are

critical

or
significant to presenting our financial

condition and results of

operations. Our critical accounting policies, which

are included
in the section captioned

"Management's Discussion and

Analysis of Financial Condition

and Results of Operations"

in this
Annual Report

on Form

10-K, describe

those significant

accounting

policies and

methods used

in the

preparation of

our
consolidated financial statements that we

consider critical because they

require judgments, assumptions and estimates that
materially affect

our consolidated

financial

statements

and related

disclosures.

As a

result,

if future

events

or regulatory
views concerning such

analyses differ significantly from

the judgments, assumptions and

estimates in our

critical accounting
policies, those

events or

assumptions could

have a

material impact

on our

consolidated financial

statements and

related
disclosures, in each

case resulting in

our need to

revise or restate

prior period financial

statements, cause

damage to our
reputation and

the price

of our

Class A

common stock

and adversely

affect

our business,

prospects, cash

flow,

liquidity,
financial condition and results of operations.
As a new public

company, we may not efficiently or effectively create an

effective internal control environment,
and any

future failure

to maintain

effective internal

control over

financial reporting

could impair

the reliability

of
our financial

statements, which

in turn could

harm our business,

impair investor

confidence in the

accuracy and
completeness of

our financial

reports and

our access

to the

capital markets,

cause the

price of

our Class

A common
stock to decline and subject us to regulatory penalties.
Our management is responsible for establishing

and maintaining adequate internal control over financial

reporting and
for evaluating

and

reporting

on

that

system

of

internal

control.

Our

internal

control

over

financial

reporting

consists

of

a
process

designed

to

provide

reasonable

assurance

regarding

the

reliability

of

financial

reporting

and

the

preparation

of
financial statements for external purposes in accordance with GAAP.

As a public company,

we are required to comply with
SEC regulations, including

the Sarbanes-Oxley Act

and other rules

that govern public

companies that we

previously were
not required to

comply with

as a private

company.

In particular,

we will be

required to

certify our

compliance with

Section
404 of

the Sarbanes-Oxley

Act beginning

with our

second annual

report on

Form 10-K,

which will

require us

to annually

USCB Financial Holdings, Inc.

2021 10-K

furnish a

report by

management on

the effectiveness

of our

internal control

over financial

reporting. When

evaluating our
internal controls over financial reporting, we may identify material weaknesses that we may not be able to

remediate in time
to meet

the applicable

deadline imposed

upon us

for compliance

with the

requirements

of Section

404 of

the Sarbanes-
Oxley Act. We are in the process of

reviewing our formal policies, processes and practices related to financial reporting

and
to the identification of key

financial reporting risks, assessment of their potential

impact and linkage of those

risks to specific
areas and controls within our organization.
If we fail to achieve and maintain the adequacy of

our internal controls, as such standards are modified, supplemented, or amended from time to

time, we may not

be able to ensure

that we will be able

to conclude on an ongoing

basis that we
have

effective

internal

controls

over

financial

reporting

in

accordance

with

Section

404

of

the

Sarbanes-Oxley

Act.

We
cannot be certain as to the timing of completion of our evaluation, testing,

and any remediation actions or the impact of the
same on our

operations. If

we fail to

adequately comply

with the requirements

of Section

404 of the

Sarbanes-Oxley Act,
we may be subject to adverse regulatory consequences and

there could be a negative reaction in the

financial markets due
to a loss of investor confidence in us and the

reliability of our financial statements.

In addition, we may be required to incur
costs in improving

our internal control

system and

hiring additional

personnel. Any

such action could

negatively affect

our
business, financial condition, results of operations, and the price of our Class A common stock may decline.
While we

remain an emerging

growth company, we will

not be

required to include

an attestation report

on internal

control
over financial

reporting issued

by our

independent registered

public accounting

firm. To

prepare for

eventual compliance
with the auditor attestation requirement of

Section 404 of Sarbanes-Oxley once

we no longer qualify as

an emerging growth
company,

we are

currently

engaged in

a process

to document

and

evaluate our

internal control

over financial

reporting,
which is both costly and challenging. In

this regard, we will need to dedicate

internal resources, potentially engage

outside
consultants and adopt

a detailed work

plan to assess

and document the

adequacy of internal

control over financial

reporting,
continue

steps

to

improve

control

processes

as

appropriate,

validate

through

testing

that

controls

are

functioning

as
documented

and

continue

to

refine

our

reporting

and

improvement

process

for

internal

control

over

financial

reporting.
Despite our

efforts, there

is a

risk that

we will

not be

able to

conclude, within

the prescribed

time frame

or at

all, that

our
internal control over financial reporting is effective as required by

Section 404 of Sarbanes-Oxley. If we identify one or more
material

weaknesses,

it

could

result

in

an

adverse

reaction

in

the

financial

markets

due

to

a

loss

of

confidence

in

the
reliability of our financial statements.
We

operate

in

a

highly

regulated

environment,

and

the

laws

and

regulations

that

govern

our

operations,
corporate governance,

executive compensation

and accounting

principles, or

changes in

them, or

our failure

to
comply with them, could adversely affect us.
We operate in a

highly regulated industry and

we are subject to

examination, supervision and comprehensive

regulation
by various federal and state agencies,

including the Federal Reserve, the

FDIC and the FOFR. As

such, we are subject to
extensive regulation, supervision and

legal requirements that govern almost

all aspects of our operations.

These laws and
regulations

are

not

intended

to

protect

our

shareholders.

Rather,

these

laws

and

regulations

are

intended

to

protect
customers, depositors, the Deposit Insurance

Fund, or DIF, and the overall financial health and

stability of the United

States
banking

system.

These

laws

and

regulations,

among

other

matters,

prescribe

minimum

capital

requirements,

impose
limitations on the

business activities

and investments

in which we

can engage, regulate

and restrict our

lending activities,
require us to provide certain banking services broadly within the communities in which we operate,

determine the locations
of our branch

offices and impose certain

specific accounting requirements on us

that may be more

restrictive and may result
in

greater

or

earlier

charges

to

earnings

or

reductions

in

our

capital

than

GAAP

would

require.

We

are

also

subject

to
capitalization

guidelines

established

by

our

regulators,

which

require

us

to

maintain

adequate

capital

to

support

our
business.

Compliance

with

laws

and

regulations

can

be

difficult

and

costly,

and

changes

to

laws

and

regulations

often
impose additional operating costs. Further, we must obtain approval from our regulators before engaging in many activities,
and

our

regulators

have

the

ability

to

compel

us

to,

or

restrict

us

from,

taking

certain

actions

entirely.

There

can

be

no
assurance that any regulatory approvals we may require

or otherwise seek will be obtained.
Regulations affecting

banks and

other financial

institutions are

undergoing continuous

review and

frequently change,
and the ultimate effect of such changes cannot be predicted. Changes to the legal and regulatory framework governing our operations, including

the Dodd-Frank

Wall

Street Reform

and Consumer

Protection Act,

or the

Dodd-Frank

Act, and

the
Economic Growth, Regulatory Relief and Consumer

Protection Act, or the Regulatory Relief

Act, have significantly revised
the laws and regulations under which we operate. Such regulations and laws may be modified or repealed at any time, and new legislation may be enacted that will affect us and

our subsidiaries.
Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference
in

interpretation,

could

subject

us

to

restrictions

on

our

business

activities,

enforcement

actions

and

fines

and

other
penalties,

any

of

which

could

adversely

affect

our

results

of

operations,

regulatory

capital

levels

and

the

price

of

our
securities. Further, any new laws, rules and

regulations, such as were imposed

under the Dodd-Frank Act or

the Regulatory

USCB Financial Holdings, Inc.

2021 10-K

Relief Act, could make

compliance more difficult

or expensive or otherwise

adversely affect our

business, prospects, cash
flow, liquidity,

financial condition and results of operations.
Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP,

as
well as litigation

risk related to

our administration of

the PPP loan

program, which

could have a

material adverse
impact on our business, financial condition, and results

of operations.

We are a

participating lender in

the PPP, a loan program administered

through the SBA,

that was created

to help eligible
businesses, organizations

and self-employed persons

fund their operational

costs during the

COVID-19 pandemic.

Under
this program, the SBA guarantees 100% of the amounts

loaned under the PPP.
The PPP opened on April 3, 2020; however,

because of the short window between

the passing of the CARES Act and
the opening

of the

PPP,

there was

some ambiguity

in the

laws, rules

and guidance

regarding the

operation

of the

PPP.
Subsequent rounds of

legislation and associated

agency guidance have

not provided needed

clarity and in

certain instances
have

potentially

created

additional

inconsistencies

and

ambiguities.

Accordingly,

we

are

exposed

to

risks

relating

to
noncompliance with the PPP.
Additionally, since the launch of the PPP, several larger banks have been subject to litigation regarding

the process and
procedures

that

such

banks

used

in

processing

applications

for

the

PPP,

as

well

as

litigation

regarding

the

alleged
nonpayment of

fees that

may be

due to

certain agents

who facilitated

PPP loan

applications. We

may be

exposed to

the
risk of PPP-related litigation, from

both customers and non-customers

that approached us regarding PPP

loans, regarding
our process and procedures used in processing

applications for the PPP.

If any such litigation is filed against

us and is not
resolved

in

a

manner

favorable

to

us,

it

may

result

in

significant

financial

liability

or

adversely

affect

our

reputation.
Regardless of outcome, litigation can be costly and distracting. Any financial liability, litigation costs or reputational damage caused by

PPP-related litigation

could have

a material

adverse impact

on our

business, financial

condition and

results of
operations.
PPP loans are fixed,

low interest rate loans

that are guaranteed by

the SBA and subject

to numerous other regulatory
requirements, and a borrower may apply to have all

or a portion of the loan forgiven. If PPP

borrowers fail to qualify for loan
forgiveness, we face

a heightened risk

of holding these

loans at unfavorable

interest rates for

an extended period

of time.
While the PPP loans are guaranteed

by the SBA, various regulatory

requirements will apply to our

ability to seek recourse
under the guarantees, and related procedures are currently subject to uncertainty.
In

addition,

we

may

be

exposed

to

credit

risk

on

PPP

loans

if

a

determination

is

made

by

the

SBA

that

there

is

a
deficiency

in

the

manner

in

which

the

loan

was

originated,

funded,

or

serviced,

such

as

an

issue

with

the

eligibility

of
borrower to receive a PPP

loan, which may or may

not be related to the

ambiguity in the laws, rules

and guidance regarding
the operations of the PPP. If a deficiency is identified, the SBA may deny its liability under the guaranty,

reduce the amount
of the guaranty,

or, if it has already paid

under the guaranty,

seek recovery of any loss related to the deficiency from us.
We

face

a

risk

of

noncompliance

with

the

Bank

Secrecy

Act

and

other

anti-money

laundering

statutes

and
regulations and corresponding enforcement proceedings.
The

federal

Bank

Secrecy

Act,

the

Uniting

and

Strengthening

America

by

Providing

Appropriate

Tools

Required

to
Intercept and

Obstruct Terrorism

Act of

2001, or

the USA

PATRIOT

Act, and

other laws

and regulations

require financial
institutions, among

other duties,

to institute

and maintain

effective anti-money

laundering programs

and to

file suspicious
activity and

currency transaction

reports, as

appropriate. The

federal Financial

Crimes Enforcement

Network, or

FinCEN,
established by the

U.S. Treasury

Department to administer

the Bank Secrecy

Act, is authorized

to impose significant

civil
money penalties for

violations of those

requirements and has engaged

in coordinated enforcement efforts

with the individual
federal

banking

regulators,

as

well

as

the

U.S.

Department

of

Justice,

Drug

Enforcement

Administration

and

Internal
Revenue Service.

Additionally,

South Florida

has been

designated as

a “High

Intensity Financial

Crime Area,”

or HIFCA,
by FinCEN and a

“High Intensity Drug Trafficking Area,” or HIDTA, by the Office of

National Drug Control Policy. The HIFCA
program is intended to concentrate law enforcement efforts

to combat money laundering efforts in higher-risk

areas. There
is also increased scrutiny of compliance

with the rules enforced by the

Office of Foreign Assets Control,

or OFAC. Federal
and state bank

regulators have for

many years focused

on compliance with

Bank Secrecy

Act and anti-money

laundering
regulations. In

order to

comply with

regulations,

guidelines and

examination

procedures

in this

area, we

have dedicated
significant resources

to our

anti-money laundering

program, especially

due to

the regulatory

focus on

financial and

other
institutions located in South

Florida. Our business includes supporting

our customers, including foreign financial

institutions,
with respect to their international banking needs and our policies, procedures and systems have been designed to address federal and

state anti-money

laundering compliance.

If our policies,

procedures and

systems are

deemed deficient

or the
policies,

procedures

and

systems

of

the

financial

institutions

that

we

may

acquire

are

deficient,

we

would

be

subject

to
liability,

including

fines,

and

regulatory

actions

that

are

deemed

necessary

in

order

to

remediate

such

deficiencies

and

USCB Financial Holdings, Inc.

2021 10-K

prevent the recurrence

thereof. In recent

years, sanctions that

the regulators have

imposed on banks

that have not

complied
with

all

anti-money

laundering

requirements

have

been

especially

severe.

Failure

to

maintain

and

implement

adequate
programs to

combat money

laundering and

terrorist financing

could also

have serious

reputational consequences

for us,
which could have a material adverse effect on

our business, financial condition and results of operations.
We

are

subject

to

capital

adequacy

requirements

and

may

become

subject

to

more

stringent

capital
requirements, which could adversely affect our

financial condition and operations.
In July 2013, the federal banking agencies published new regulatory capital rules based on the international standards,
known as

Basel III,

that were

developed by

the Basel

Committee on

Banking Supervision.

The new

rules raised

the risk-
based capital

requirements

and revised

the

methods for

calculating

risk-weighted

assets, usually

resulting

in higher

risk
weights. The new rules now apply to us.
The Basel III rules increased

capital requirements and included

two new capital measurements,

a risk-based common
equity Tier 1 ratio

and a capital conservation buffer.

Common Equity Tier

1 (CET1) capital is a subset

of Tier 1 capital

and
is limited to common

equity (plus related surplus), retained earnings,

accumulated other comprehensive income and certain
other

items.

Other

instruments

that

have

historically

qualified

for

Tier

1

treatment,

including

noncumulative

perpetual
preferred stock,

are consigned

to a

category known

as Additional

Tier

1 capital

and must

be phased

out of

CETI over

a
period of

nine years

beginning in

2014. In

order to

be a

“well-capitalized” depository

institution under

the new

regime, an
institution must maintain a

CET1 capital ratio of 7.0%

or more; a Tier

1 capital ratio of 8.5%

or more; a total capital

ratio of
10.5% or more; and a leverage ratio of 4% or more.

Institutions must also maintain a capital conservation

buffer consisting
of common equity

Tier 1

capital. In addition

to the higher

required capital ratios

and the new

deductions and adjustments,
the final

rules increased

the risk

weights for

certain assets,

meaning that

we will

have to

hold more

capital against

these
assets. We will also be required to hold capital

against short-term commitments that are not unconditionally

cancellable.
While we currently meet these new

requirements of the Basel III-based capital requirements, we may fail to do so in

the
future. The failure

to meet applicable

regulatory capital

requirements could result

in one or

more of our

regulators placing
limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and level of required deposit insurance assessments
to the FDIC,

our ability to

pay dividends on

our capital stock,

our ability to

make acquisitions, and

our business,

results of
operations and financial condition, generally.
In addition,

in the

current economic

and regulatory

environment, including

the COVID-19

pandemic, bank

regulators
may

impose

capital

requirements

that

are

more

stringent

than

those

required

by

applicable

existing

regulations.

The
application of more stringent capital requirements for

us could, among other things, result

in lower returns on equity, require
the raising of additional

capital, and result

in regulatory actions if

we were to be

unable to comply with

such requirements.
Implementation

of

changes

to

asset

risk

weightings

for

risk-based

capital

calculations,

items

included

or

deducted

in
calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions,

including paying dividends.
We are periodically subject

to examination and

scrutiny by a

number of banking agencies

and, depending upon
the findings and determinations

of these agencies, we may

be required to make adjustments

to our business that
could adversely affect us.
As part of

the bank regulatory process,

the Federal Reserve, the

FDIC and the FOFR

periodically conduct examinations
of our business,

including compliance

with applicable

laws and regulations.

If, as a

result of an

examination, one

of these
banking

agencies

were

to

determine

that

the

financial

condition,

capital

resources,

asset

quality,

asset

concentration,
earnings prospects, management, liquidity sensitivity to

market risk, risk management

and internal controls or

other aspects
of any of our operations has become unsatisfactory, or that we or our management are in violation of any law or regulation, the banking

agency could

take a

number of

different remedial

or punitive

actions as

it deems

appropriate. These

actions
include the power to prohibit the continuation of "unsafe

or unsound" practices, to require affirmative

actions to correct any
conditions

resulting

from

any

violation

or practice,

to

issue an

administrative

order

or enforcement

that

can

be judicially
enforced, to direct an increase

in our capital, to restrict our

growth, to change the asset composition

of our loan or securities
portfolios

or

balance

sheet,

to

assess

civil

monetary

penalties

against

our

officers

or

directors,

to

remove

officers

and
directors and, if

it is concluded

that such conditions

cannot be corrected

or there is

an imminent risk

of loss to

depositors,
to

terminate

our

deposit

insurance

and

force

us

to

terminate

our

business

operations.

If

we

become

subject

to

such
regulatory actions, our business, financial condition, results of operations and reputation may be negatively impacted.

USCB Financial Holdings, Inc.

2021 10-K

We

are

subject

to

numerous

laws

and

regulations

of

certain

regulatory

agencies

designed

to

protect
consumers, including the Community Reinvestment

Act, or CRA, and fair lending laws, and failure

to comply with
these laws could lead to a wide variety of sanctions.
The CRA directs all insured depository institutions to help meet the credit needs of the local communities in which they
operate

branches,

including

low-

and

moderate-income

neighborhoods.

Each

institution

is

examined

periodically

by

its
primary federal

regulator,

which assesses

the institution’s

CRA performance.

The Equal

Credit Opportunity

Act, the

Fair
Housing

Act

and

other

fair

lending

laws

and

regulations

impose

nondiscriminatory

lending

requirements

on

financial
institutions. The U.S. Department of Justice, the Federal Reserve, and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to our performance under the CRA, fair lending or consumer lending

laws

and

regulations

could

result

in

a

wide

variety

of

sanctions,

including

damages

and

civil

money

penalties,
injunctive

relief,

customer

restitution,

restrictions

on

mergers

and

acquisitions

activity,

restrictions

on

expansion,

and
restrictions

on

entering

new

business

lines.

Private

parties

may

also

have

the

ability

to

challenge

an

institution’s
performance

under

fair

lending

laws

in

private

class

action

litigation.

Such

actions

could

have

an

adverse

effect

on

our
business, financial condition and results of operations.
Risks Related to Our Class A Common Stock
We do not anticipate paying dividends on our common stock, and our future ability to pay dividends is subject to restrictions.
We currently

do not

intend to

pay any

cash dividends

on our

common stock

in the

foreseeable future.

Holders of

our
Class A common stock are

only entitled to receive

cash dividends when, as and

if declared by our

Board out of funds

legally
available for

dividends. The

Company is

a bank

holding company

that conducts

substantially all

of its

operations through
the Bank,

which is

a legal

entity separate

and distinct

from the

Company.

As a

result, our

ability to

pay dividends

on our
common stock will substantially depend upon the receipt of dividends and other distributions from the Bank, the profitability of which

is subject

to the

fluctuating cost

and availability

of money,

changes in

interest rates

and economic

conditions in
general. There are numerous laws and banking regulations and guidance that limit the Bank's ability to pay dividends to us
and our ability to pay dividends on our common stock.
The market price and trading volume of our Class A

common stock may be volatile, which could result in rapid
and substantial losses for our shareholders.
The market

price

of

our

Class

A common

stock

may

be highly

volatile

and

could

be

subject

to

wide

fluctuations.

In
addition, the trading volume on

our Class A common stock may

fluctuate and cause significant price variations to

occur. We
cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future.
Some, but

certainly not

all, of

the factors

that could

negatively affect

the price

of our

Class A

common stock,

or result

in
fluctuations in the price or trading volume of our Class

A common stock, include:
•

general market conditions;
•

domestic and international economic factors unrelated

to our performance;
•

variations in our quarterly operating results or failure to

meet the market’s earnings expectations;
•

publication of research reports about us or the financial services industry in general;
•

the failure of securities analysts to cover our Class

A common stock after this offering;
•

additions or departures of our key personnel;
•

future sales of our Class A common stock;
•

adverse market reactions to any indebtedness we may

incur or securities we may issue in the future;
•

actions by our shareholders;
•

the expiration of contractual lock-up agreements;
•

the operating and securities price performance of companies

that investors consider to be comparable to
us;
•

changes or proposed changes in laws or regulations affecting our business; and
•

actual or potential litigation and governmental investigations.
In

addition,

if

the

market

for

stocks

in

our

industry,

or

the

stock

market

in

general,

experiences

a

loss

of

investor
confidence, the

trading price

of the

Class A

common stock

could decline

for reasons

unrelated to

our business,

financial
condition or results of operations. If

any of the foregoing occurs,

it could cause our Class A common

stock price to fall and
may expose us to lawsuits that, even if unsuccessful, could

be costly to defend and a distraction to management.

USCB Financial Holdings, Inc.

2021 10-K

There are significant restrictions in our Articles of Incorporation that restrict the ability to sell our capital stock
to shareholders that would own 4.95% or more of our stock,

excluding our Significant Investors.
Because the

continued availability

of our

"deferred tax

assets" depends,

in part,

on the

value of

our stock

owned by
shareholders owning

5% or more

of our stock,

our Articles of

Incorporation, except

as otherwise may

be approved by

the
Board

or

except

for

transfers

by

our

Significant

Investors,

prohibits

any

direct

or

indirect

transfer

of

stock

or

options

to
acquire stock to any

person who, as a

result of the transfer, would own 4.95%

or more of our

stock, as long as the

Company
continues to have "deferred tax assets." Such restrictions may limit the ability to transfer our stock.
Because

we

are

an

emerging

growth

company

and

because

we

have

decided

to

take

advantage

of

certain
exemptions from

various reporting

and other

requirements applicable

to emerging

growth companies,

our Class
A common stock could be less attractive to investors.
We are

an “emerging

growth company,”

as defined

in the

JOBS Act.

For as

long as

we remain

an emerging

growth
company,

we will

have the

option to take

advantage of

certain exemptions

from various

reporting and

other requirements
that are applicable to other public companies that are not

emerging growth companies, including:
•

we

may

present

only

two

years

of

audited

financial

statements

and

only

two

years

of

related

management’s
discussion and analysis of financial condition and results

of operations
•

we may provide less than five years of selected historical

financial information;
•

we

are

exempt

from

the

requirements

to

obtain

an

attestation

and

report

from

our

auditors

on

management’s
assessment of our internal control over financial reporting

under the Sarbanes-Oxley Act;
•

we are permitted to have less extensive disclosure about our executive compensation arrangements; and
•

we

are

not

required

to

give

our

shareholders

non-binding

advisory

votes

on

executive

compensation

or

golden
parachute arrangements.
We may

continue to

take advantage

of some

or all

of the

reduced regulatory

and reporting

requirements that

will be
available to

us as

long as

we continue

to

qualify

as an

emerging

growth

company.

We

will remain

an emerging

growth
company until the earliest of (i)

the last day of the first fiscal year in

which our annual gross revenues

exceed $1.07 billion,
(ii) the date that the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the
last business day of

June 30 of that

year, (iii) the date on which

we have, during the

previous three-year period, issued

more
than $1 billion

in non-convertible

debt, or

(iv) the end

of fiscal year

following the

fifth anniversary

of the completion

of our
IPO.
It is

possible that

some investors

could find

our Class

A common

stock less

attractive if

we choose

to rely

on these
exemptions. If some investors find our Class A common

stock less attractive, there may be a less

active trading market for
our Class A common stock and our stock price may be

more volatile.
Because we have elected

to use the extended

transition period for complying

with new or revised

accounting
standards for an “emerging growth company,” our financial statements may not be comparable to companies that comply with these accounting standards as of the public

company effective dates.
We have elected

to use the

extended transition

period for complying

with new or

revised accounting standards

under
Section 7(a)(2)(B) of

the Securities Act.

This election allows

us to delay

the adoption of

new or revised

accounting standards
that have different

effective dates for

public and private

companies until those standards

apply to private companies.

As a
result of

this election,

our financial

statements

may not

be comparable

to companies

that

comply with

these

accounting
standards as of

the public company effective dates.

Because our financial statements

may not be

comparable to companies
that

comply

with

public

company

effective

dates,

investors

may

have

difficulty

evaluating

or

comparing

our

business,
performance or

prospects in

comparison to

other public

companies, which

may have

a negative

impact on

the value

and
liquidity of

our Class

A common

stock. We

cannot predict

if investors

will find

our Class

A common

stock less

attractive
because we

plan to

rely on

this exemption.

If some

investors

find our

Class

A common

stock less

attractive as

a result,
there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
We have existing investors that own

a significant amount of our

common stock whose individual interests may
differ from yours.

A significant percentage of our Class A common stock is currently held by a few institutional investors, including Patriot
Financial Partners II,

L.P.

and Patriot Financial

Partners Parallel II, L.P.

(collectively,

"Patriot"), and Priam

Capital Fund II,
LP

("Priam,"

and

together

with

Patriot,

the

"Significant

Investors").

Patriot

and

Priam

own

approximately

22.44%

and
22.44%, respectively, of our outstanding

Class A common

stock. In addition,

Patriot and Priam

are each entitled

to nominate
a director to our

Board and have certain

subscription rights to

purchase new equity

securities that we issued

in the future,

USCB Financial Holdings, Inc.

2021 10-K

in each

case as

long as

certain equity

ownership criteria

are met.

Patriot and

Priam also

have certain

registration rights,
including

demand

registration

rights,

and

information

rights.

Although

Patriot

and

Priam

are

independent

of

each

other,
these institutional

investors will

continue to

have a

significant level

of influence

over us

because of

their level

of Class

A
common stock ownership and their right to representation on our Board. For example, Patriot and Priam will have a greater ability than our

other shareholders to influence

the election of

directors and the potential

outcome of other

matters submitted
to

a

vote

of

our

shareholders,

including

mergers

and

other

acquisition

transactions,

amendments

to

our

Articles

of
Incorporation

and

Amended

and

Restated

Bylaws,

and

other

extraordinary

corporate

matters.

The

interests

of

these
investors could conflict

with the interests of

our other shareholders, and

any future transfer

by these investors of

their shares
of Class

A common

stock to

other investors

who have

different

business objectives

could adversely

affect

our business,
results of operations, financial condition, prospects or the market value of our Class A common stock.
Provisions

in

our

governing

documents

and

Florida

law

may

have

an

anti-takeover

effect

and

there

are
substantial

regulatory limitations on changes of control of the

Company.
Our corporate organizational documents and provisions of federal and state law to which we

are subject contain certain
provisions that could

have an anti-takeover

effect and

may delay,

make more difficult

or prevent an

attempted acquisition
that you may favor or an attempted replacement of our Board

or management.
Our governing documents include provisions that:
•

empower our Board, without shareholder

approval, to issue our preferred

stock, the terms of

which, including voting
power, are to be set by our

Board;
•

provide that directors may be removed from office only for cause and only upon a majority vote of the shares of our
Bank with voting power;
•

prohibit holders of our Class A common stock to take

action by written consent in lieu of a shareholder meeting;

•

require holders of at least 10% of our Class A common

stock to call a special meeting;
•

do not provide for cumulative voting in elections of our

directors;
•

provide that our Board has the authority to amend our Amended and Restated Bylaws;
•

require shareholders that wish to bring business before annual or special meetings of shareholders, or to nominate candidates for election as directors at our annual meeting of shareholders, to provide timely notice of their intent in
writing and satisfy disclosure requirements; and
•

enable our Board to increase, between

annual meetings, the number of

persons serving as directors and

to fill the
vacancies created

as a

result of

the increase until

the next

meeting of

shareholders by a

majority vote

of the

directors
present at a meeting of directors.
In addition,

certain provisions

of Florida

law may

delay,

discourage, or

prevent an

attempted acquisition

or change

in
control. Furthermore,

banking laws

impose notice,

approval, and

ongoing regulatory

requirements on

any shareholder

or
other party that seeks to acquire direct or indirect "control" of a bank holding company,

which includes the Change in Bank
Control

Act.

These

laws

could

delay

or

prevent

an

acquisition.

Also,

for

preservation

and

continued

availability

of

our
"deferred tax assets," our Articles

of Incorporation prohibits any direct

or indirect transfer of

stock or options to acquire

stock
to any

person

who,

as

a result

of the

transfer,

would

own

4.95%

or more

of

our

stock,

as long

as we

continue

to

have
"deferred tax assets," subject to

limited exceptions as provided in

our Articles of Incorporation. Because

of the requirements
to overcome this restriction, this provision of the Articles of Incorporation could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition

that you may favor.

USCB Financial Holdings, Inc.

2021 10-K

Item 1B. Unresolved Staff Comments
None.
Item 2.

Properties
The Company’s corporate offices

are headquartered at 2301 N.W.

87th Avenue, Miami, Florida 33172. The

Company,
through the

Bank,

operates

10 banking

centers

in South

Florida

within

Miami-Dade

and

Broward counties.

From the

10
banking centers, nine of these locations are leased and one is owned.

The banking center that is owned is located at 3999
Sheridan St, Hollywood, FL 33021. Management

believes that each of these locations

are in good condition and adequate
to meet our present and foreseeable needs, subject to

possible future expansion.

See Note 4 “Leases”

and Note 5 “Premises

and Equipment”

to the Consolidated

Financial Statements included

in this
Form 10-K for additional information.
Item 3.

Legal Proceedings
We are not currently subject to any material legal proceedings. We are from time to time subject to claims and litigation arising

in

the

ordinary

course

of

business.

These

claims

and

litigation

may

include,

among

other

things,

allegations

of
violation of banking and other applicable regulations, competition law, labor laws and consumer

protection laws, as well as
claims or

litigation

relating

to intellectual

property,

securities, breach

of contract

and tort.

We

intend to

defend ourselves
vigorously against any pending or future claims and litigation.
Item 4.

Mine Safety Disclosures
Not applicable.

USCB Financial Holdings, Inc.

2021 10-K

PART II
Item 5.

Market

for

Registrant’s

Common

Equity,

Related

Stockholder

Matters

and

Issuer

Purchases

of

Equity
Securities
Market Information
In July

2021, the Bank’s

Class A common

stock began trading

on the

Nasdaq Stock Market

under ticker

symbol “USCB”.
The listing of our Class

A common stock on

the Nasdaq Stock Market

has resulted in a

more active trading market

for our
Class

A

common

stock.

However,

we

cannot

assure

that

a

liquid

trading

market

for

our

Class

A

common

stock

will

be
sustained.

Effective December 30, 2021, the bank holding company,

or the Company, acquired all issued and

outstanding shares
of Class

A common

stock of

the Bank.

Each of

the outstanding

shares of

the Bank’s

common stock

formerly held

by its
shareholders was converted

into and exchanged

for one newly

issued share

of the Company’s

common stock.

The ticker
symbol “USCB” remained the same.
Prior

to

our

listing

on

the

Nasdaq

Stock

Market

there

was

not

an

established

public

trading

market

for

the

Class

A
common shares. The

following table shows

the quarterly high and

low closing prices

of our Class A

common stock traded
on the Nasdaq Stock Market since going public on July

23, 2021:
Stock Price
High Low
Quarter Ended:
September 30, 2021 $ 13.91 $ 10.57
December 31, 2021 $ 15.89 $ 12.30
As of December 31, 2021, our Class B common stock is not

listed or traded on any stock exchange.
Holders
As of January 31, 2022, the Company’s Class A common

shares were held by approximately 529 shareholders

.
Dividends
As a bank holding company, the Company’s ability to declare and pay dividends depends on various federal regulatory considerations, including the guidelines of the Federal

Reserve regarding capital adequacy and dividends.
Because we are

a bank holding

company and currently do

not engage directly in

business activities of a

material nature,
our ability to pay dividends

to our shareholders depends,

in large part, upon

our receipt of dividends

from the Bank, which
is also subject to numerous limitations on the payment

of dividends under federal banking laws, regulations and policies.
The principal

source of

revenue with

which to

pay dividends

on common

shares are

dividends the

Bank may

declare
and

pay

out

of

funds

legally

available

for

payment

of

dividends.

As

a

Florida

corporation,

we

are

only

permitted

to

pay
dividends to shareholders if, after giving effect to the dividend, (i) the Company is able to pay its debts as they become due in the ordinary course

of business and

(ii) the Company’s

assets exceeds the

sum of Company’s

(a) liabilities plus

(b) the
amount that

would be

needed for

the Company

to satisfy

the preferential

rights

upon dissolution

of shareholders

whose
preferential rights are superior to those receiving the dividend,

if any.
Securities Authorized for Issuance Under Equity Compensation

Plans
See

Note

9

”Equity

Based

and

Other

Compensation

Plans”

to

the

Consolidated

Financial

Statements

herein

for
additional information required.

USCB Financial Holdings, Inc.

2021 10-K

$90

$100

$110

$120

$130

$140

$150

$160
COMPARISON OF CUMULATIVE RETURN SINCE COMPANY IPO
Among USCB Financial Holdings, Inc., the NASDAQ Bank

Index, the NASDAQ ABA
Community Bank Index, and the NASDAQ Composite
USCB NASDAQ Bank NASDAQ ABA Community Bank NASDAQ Composite
Stock Price Performance
The graph below compares the

cumulative total return

to stockholders of our Class

A common stock between July

23,
2021 (the

date the

Bank’s

Class A

common stock

commenced

trading on

the Nasdaq

Stock Market)

and December

31,
2021, with the cumulative total return

of (a) the Nasdaq Bank Index

(b) the NASDAQ ABA Community Bank

Index, and (c)
the Nasdaq

Composite Index

over the same

period. This

graph assumes

the investment

of $100

in our Class

A common
stock at the closing sale price of $10.82 per share on

July 23, 2021, and assumes the reinvestment of dividends,

if any.

The comparisons shown

in the graph

below are based

upon historical data.

We caution that

the stock price

performance
shown in the graph below is not indicative of, nor is it intended to forecast, the potential future performance of our common
stock.

07/23/2021 09/30/2021 12/31/2021
USCB Financial Holdings, Inc. (USCB) $ 100 $ 122 $ 140
NASDAQ Bank (BANK) $ 100 $ 110 $ 115
NASDAQ ABA Community Bank (QABA) $ 100 $ 108 $ 114
NASDAQ Composite (IXIC) $ 100 $ 98 $ 107
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by Issuer and Other

Affiliates

As of

December 31, 2021, the

Company nor any

of its

affiliates purchased any

Class A common

shares of

the Company.
Item 6.

Reserved

USCB Financial Holdings, Inc.

2021 10-K

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

Management’s

discussion

and

analysis

of

financial

condition

and

results

of

operations

analyzes

the

consolidated
financial condition and results of operations of the Company and the

Bank, its wholly owned subsidiary, for the years ended
December 31, 2021

and

2020. This

discussion and

analysis are

best read

in conjunction

with the

Consolidated Financial
Statements and related footnotes

of our Company presented

in Item 8 “Financial

Statements and Supplementary

Data” of
this Annual

Report.

In

addition

to

historical

information,

this

discussion

contains

forward-looking statements

that

involve
risks, uncertainties

and assumptions

that could

cause actual

results to

differ materially

from management's

expectations.
Factors that

could cause

such differences

are discussed

in the

sections entitled

"Forward-Looking Statements"

and Item
1A “Risk Factors" of this Annual Report.
Throughout this document, references to “we,” “us,” “our,” and “the

Company” refer to USCB Financial Holdings, Inc.

Forward-Looking Statements
This

Annual

Report

on

Form

10-K

contains

statements

that

are

not

historical

in

nature

are

intended

to

be,

and

are
hereby identified as, forward-looking

statements for purposes of

the safe harbor provided by

Section 21E of the Securities
Exchange

Act

of

1934,

as

amended.

The

words

“may,”

“will,”

“anticipate,”

“should,”

“would,”

“believe,”

“contemplate,”
“expect,” “aim,” “plan,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended

to

identify

forward-looking

statements.

These

forward-looking

statements

include

statements

related

to

our
projected

growth,

anticipated

future

financial

performance,

and

management’s

long-term

performance

goals,

as

well

as
statements relating to

the anticipated effects

on results of

operations and financial

condition from expected

developments
or events, or business and growth strategies, including

anticipated internal growth.
These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements.

Potential risks and uncertainties include, but are not

limited to:
•

the strength of the United States economy

in general and the strength of the local

economies in which we conduct
operations;
•

the COVID-19 pandemic and its impact on

us, our employees, customers and third-party service providers, and the ultimate extent of the impacts of the pandemic and related government stimulus programs;

•

our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our industry;
•

the accuracy of our financial statement estimates and assumptions, including the estimates used for our credit loss reserve and deferred tax asset valuation allowance;
•

the efficiency and effectiveness of our

internal control environment;
•

our ability

to comply

with the

extensive laws

and regulations

to which

we are

subject, including

the laws

for each
jurisdiction where we operate;
•

legislative or regulatory

changes and changes

in accounting

principles, policies,

practices or guidelines,

including
the effects of the forthcoming implementation

of the Current Expected Credit Losses (“CECL”) standard;
•

the effects

of our

lack of

a diversified

loan portfolio

and concentration

in the

South Florida

market, including

the
risks

of geographic,

depositor,

and

industry concentrations,

including our

concentration

in

loans secured

by real
estate;
•

the concentration of ownership of our Class A common

stock;
•

fluctuations in the price of our Class A common stock;
•

our ability to fund or access the capital markets at attractive rates and terms and manage our growth, both organic
growth as well as growth through other means, such as

future acquisitions;
•

inflation, interest rate, unemployment rate, market, and monetary fluctuations;
•

increased competition and its effect on pricing

of our products and services as well as our margins;

•

the effectiveness of our risk management strategies, including operational risks, including, but not limited to, client, employee, or third-party fraud and security breaches; and

•

other

risks

described

this

Form

10-K

and

other

filings

we

make

with

the

Securities

and

Exchange

Commission
(“SEC”).
All

forward-looking

statements

are

necessarily

only

estimates

of

future

results,

and

there

can

be

no

assurance

that
actual results will

not differ

materially from expectations.

Therefore, you are

cautioned not to

place undue reliance

on any
forward-looking statements. Further,

forward-looking statements included in this presentation

are made only as of the date
hereof, and we undertake

no obligation to update

or revise any forward-looking

statement to reflect events

or circumstances
after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws. You

should also review the risk factors

described in the reports the Company

filed or will
file with the

SEC and,

for periods

prior to

the completion

of the bank

holding company

reorganization, the

Bank filed

with
the FDIC.

USCB Financial Holdings, Inc.

2021 10-K

Non-GAAP Financial Measures
This Annual Report on Form 10-K includes

financial information determined by methods

other than in accordance with
generally

accepted

accounting

principles

(“GAAP”).

This

financial

information

includes

certain

operating

performance
measures. Management has included these non-GAAP

measures because it believes these measures may

provide useful
supplemental information

for evaluating

the Company’s

underlying performance

trends. Further,

management uses

these
measures

in

managing

and

evaluating

the

Company’s

business

and

intends

to

refer

to

them

in

discussions

about

our
operations and performance.

Operating performance

measures should be

viewed in addition

to, and not

as an alternative
to or

substitute

for,

measures

determined

in

accordance

with

GAAP,

and

are

not

necessarily

comparable

to non-GAAP
measures

that

may

be

presented

by

other

companies.

To

the

extent

applicable,

reconciliations

of

these

non-GAAP
measures to the most directly

comparable GAAP measures can be found

in the ‘Non-GAAP Reconciliation Tables’ included
in this annual report.
Overview
For the year ended December 31, 2021, the

Company reported net income of $21.1

million compared with net income
of

$10.8 million

for the

year ended

December 31, 2020,

representing

a 94.8%

increase. The

results from

2021 included
closing our initial public offering of the Class A common stock and the simplification of the Bank’s capital structure.

In

evaluating

our

financial

performance,

we

consider

the

level

of

and

trends

in

net

interest

income,

the

net

interest
margin, the cost of deposits,

levels and composition of

non-interest income and non-interest

expense, performance ratios,
asset quality ratios, regulatory capital ratios, and any significant event or transaction.
The following significant highlights are of note for the year ended December 31, 2021:
•

Net interest

income

after

provision

for credit

losses totaled

$52.7

million, an

increase of

$12.3

million or

30.5%,
compared to $40.3 million at December 31, 2020.

•

Net interest

margin (“NIM”)

remained the

same at

3.26%

for the

years ended

December 31, 2021

and 2020.

The
yield on earning assets decreased to 3.52% in 2021, compared to 3.93% in 2020. The yield on earning assets was negatively impacted by certain floating rate investment securities,

loans with variable rate pricing features, and

new
loans originated in the lower interest rate environment,

including PPP loans which carry a rate of 1.0%.

•

NIM, excluding PPP loans, was 3.16% and 3.30% for the years ended December 31, 2021 and 2020, respectively.

•

Total assets grew to $1.9 billion, an increase of $352.2

million or 23.5%, compared to December 31, 2020.
•

Loans grew to $1.2 billion, an increase of $151.6 million

or 14.6%, compared to December 31, 2020.
•

The cost of interest-bearing liabilities

decreased

to 0.45%

in 2021 from 1.07% in

2020 as a result of the continued
downward repricing of deposits and continued improvement in

deposit mix.
•

Return on average assets for the year ended December

31, 2021 was 1.24% compared to 0.76% in 2020.
•

Return on average stockholders’ equity for the year ended December 31, 2021 was

11.45% compared to 6.54% in
2020.
•

Nonperforming

assets

totaled

$1.2

million,

a

decrease

of

$0.4

million

or

24.6%,

compared

to

$1.6

million

at
December 31, 2020.

•

The Company maintained its strong capital position. As of December 31, 2021, the Bank was well-capitalized, with a total risk-based capital ratio of 14.92%,

a tier 1 risk-based capital ratio of

13.70%, a common equity tier 1 capital
ratio of

13.70%,

and a

leverage ratio

of 9.55%.

As of

December 31, 2021

and 2020,

all of

our regulatory

capital
ratios exceeded the thresholds to be well-capitalized under

the applicable bank regulatory requirements.
•

In April 2021,

the Bank

repurchased

all of

its issued

and outstanding

Class E

preferred

shares at

the liquidation
value of $7.5

million along with

declared dividends approved

by the Board

of Directors (the

“Board”) with the

goal
to simplify its capital structure.

USCB Financial Holdings, Inc.

2021 10-K

•

In July

2021, the

Bank completed

the initial

public offering

of 4,600,000

shares of

Class A common

stock, which
included an additional 600,000 shares in connection with the exercise in full of the underwriters’

option to purchase
additional shares. In a continuation effort to simplify the Company’s capital structure, an exchange and redemption of then outstanding Class C and Class D preferred shares

was also completed.
•

In December 2021,

the Bank

entered into agreements

with the Class

B shareholders

to exchange all

outstanding
Class B non-voting common stock for Class A voting common

stock.

•

The Company became the parent bank

holding company of the Bank effective

December 28, 2021. Each share of
the

Bank

was

exchanged

for

one

share

of

the

Company,

making

the

Bank

a

wholly

owned

subsidiary

of

the
Company. Shares

of the Company continue to trade under ticker symbol “USCB”

on the Nasdaq Stock Market.
Critical Accounting Policies and Estimates
The

consolidated

financial

statements

are

prepared

based

on

the

application

of

U.S.

GAAP,

the

most

significant

of
which are described

in Note 1 “Summary

of Significant Accounting

Policies” to our

Consolidated Financial Statements.

To
prepare financial statements in conformity with GAAP,

management makes estimates, assumptions,

and judgments based
on

available

information.

These

estimates,

assumptions,

and

judgments

affect

the

amounts

reported

in

the

financial
statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as
of

the

date

of

the

financial

statements

and,

as

this

information

changes,

actual

results

could

differ

from

the

estimates,
assumptions

and

judgments

reflected

in

the

financial

statements.

In

particular,

management

has

identified

accounting
policies that, due to

the estimates, assumptions

and judgments inherent

in those policies, are

critical in understanding

our
financial statements.

Management

has presented

the application

of these

policies

to the

audit and

risk committee

of our
Board.

Allowance for Credit Losses
The allowance for credit

losses (“ACL”) is

a valuation allowance that

is established through charges

to earnings in the
form of

a provision for

credit losses. The

amount of the

ACL is

affected by the

following: (i) charge-offs of

loans that decrease
the allowance;

(ii) subsequent

recoveries on

loans previously

charged off

that increase

the allowance;

and (iii)

provisions
for credit losses charged to

income that increase the allowance.

Management considers the policies

related to the ACL as
the most critical to

the financial statement

presentation. The total

ACL includes activity

related to allowances

calculated in
accordance with Accounting Standards Codification (“ASC”) 310,

Receivables, and ASC 450, Contingencies.
Throughout the year,

management estimates the probable

incurred losses in the loan portfolio

to determine if the ACL
is adequate to absorb such losses. The ACL

consists of specific and general components.

The specific component relates
to loans that are

individually classified as

impaired. We follow

a loan review program

to evaluate the credit

risk in the loan
portfolio. Loans

that have

been identified

as impaired

are reviewed

on a

quarterly basis

in order

to determine

whether a
specific reserve is

required. The general

component covers

non-impaired loans

and is based

on industry and

our specific
historical loan

loss experience,

volume, growth

and composition

of the

loan portfolio,

the evaluation

of our

loan portfolio
through our

internal

loan review

process, general

current

economic

conditions

both

internal and

external to

us that

may
affect the borrower’s ability to pay,

value of collateral and other qualitative relevant risk factors. Based on a review of these
estimates, we

adjust the ACL

to a

level determined by

management to be

adequate. Estimates of

credit losses are

inherently
subjective as they involve an exercise of judgment.
The

CARES

Act,

as

amended

by

the

Consolidated

Appropriations

Act,

2021,

specified

that

COVID-19

related

loan
modifications executed

between March 1,

2020 and

the earlier

of (i)

60 days

after the

date of

termination

of the

national
emergency declared by President Trump and (ii) January 1, 2022, on loans that were current as of December 31, 2019,

are
not TDRs. Additionally,

under guidance from the federal banking agencies,

other short-term modifications made on a good
faith basis

in response

to COVID-19

to borrowers

that were

current prior

to any

relief are

not TDRs

under ASC

Subtopic
310-40,

“Troubled

Debt

Restructurings

by

Creditors.”

These

modifications

include

short-term

(i.e.,

up

to

six

months)
modifications

such

as

payment

deferrals,

fee

waivers,

extensions

of

repayment

terms,

or

delays

in

payment

that

are
insignificant. The Company’s charge-off policy is to continuously review all impaired loans to monitor the Company’s ability
to collect them in full at the applicable maturity date and/or in accordance with terms of any restructurings. For loans which
are collateral dependent,

or deemed to

be uncollectible, any

shortfall in the

fair value of

the collateral relative to

the recorded
investment in the loan is charged off. The amount charged

-off conforms to the amount necessary

to comply with GAAP.
Income Taxes
Deferred tax

assets and

liabilities are

recognized for

the future

tax consequences

attributable to

differences

between
the financial statement carrying amounts of

existing assets and liabilities and their

respective tax bases and operating loss

USCB Financial Holdings, Inc.

2021 10-K

and tax credit carryforwards. Deferred tax

assets and liabilities are measured

using enacted tax rates expected

to apply to
taxable income

in the

years in

which those

temporary differences

are expected

to be

recovered or

settled. The

effect

on
deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Management is required to assess whether a valuation allowance should be established on the net deferred tax assets based on the

consideration of

all available evidence

using a more

likely than not

standard. In its

evaluation, management
considers taxable loss

carry-back availability, expectation of sufficient

taxable income, trends

in earnings, the

future reversal
of temporary differences, and available tax planning

strategies.
The Company recognizes positions taken

or expected to be

taken in a tax

return in accordance with existing accounting
guidance on

income taxes

which prescribes

a recognition threshold

and measurement

process. Interest

and penalties

on
tax liabilities, if any, would

be recorded in interest expense and other operating non-interest expense, respectively.
Segment Reporting
Management monitors the revenue streams for all its various

products and services. The identifiable segments are not
material

and

operations

are

managed

and

financial

performance

is

evaluated

on

an

overall

Company-wide

basis.
Accordingly, all

the financial service

operations are

considered by management

to be

aggregated in one

reportable operating
segment.
Results of Operations
General
The following

tables present

selected balance

sheet, income

statement, and

profitability ratios

for the

dates indicated
(in thousands, except ratios):
As of December 31,
2021 2020
Consolidated Balance Sheets:
Total

assets
$ 1,853,939 $ 1,501,742
Total

loans
(1)
$ 1,190,081 $ 1,038,504
Total

deposits
$ 1,590,379 $ 1,273,402
Total

stockholders' equity
$ 203,897 $ 171,001
(1)

Loan amounts include deferred fees/costs.
Years Ended December 31,
2021 2020
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 52,496 $ 43,597
Total

non-interest income
$ 10,698 $ 6,097
Total

non-interest expense
$ 35,677 $ 33,036
Net income

$ 21,077 $ 10,820
Net income (loss) available to common stockholders
$ (70,585) $ 7,693
Profitability:
Efficiency ratio
56.31% 71.13%
Net interest margin

3.26% 3.26%
The Company’s results

of operations

depend substantially on

net interest income

and non-interest income.

Other factors
contributing

to

the

results

of

operations

include

our

provision

for

credit

losses,

non-interest

expenses,

and

provision

for
income taxes.
Net income

for the

year ended

December 31, 2021

was $21.1 million

,

compared with

net income

of $10.8 million

for
the same period in 2020. The Company reported net loss per diluted share for the year ended December 31, 2021 of $6.72
compared to net income per diluted share for the same period in 2020 of $1.50 and $0.30 for

Class A

and Class B common
stock, respectively, after adjusted to reflect the 1

for 5 reverse stock split on

Class A

common stock. The net loss per diluted
share for the year ended December 31, 2021 was attributable to the one-time reduction in net income available to common stockholders for the

exchange and redemption

of the Class

C and Class D

preferred shares. During

third quarter of

2021,

USCB Financial Holdings, Inc.

2021 10-K

the

Company

completed

an

exchange

of

then

outstanding

preferred

shares

for

Class A

common

shares

and

thereafter
redeemed the remaining outstanding preferred shares, at a liquidation value that exceeded book value, causing a one-time reduction in

net income

available to

common stockholders

of $89.6

million. At December 31,

2021, there

were no

issued
and outstanding preferred shares.

Operating net

income per

diluted share

(non-GAAP) for

the year

ended December 31,

2021 was

$1.81 compared

to
operating net income per

diluted share (non-GAAP)

for the same period

in 2020 of $1.50

and $0.30 for Class A and Class
B, respectively.

Operating net

income per

diluted share

(non-GAAP) for

the year

ended December 31,

2021 excludes

the
$89.6 million one-time accounting

impact of

the exchange

and redemption of

the preferred

shares. The

operating net

income
per diluted share

for the year

ended December 31,

2020 was adjusted

to reflect the

1 for 5

reverse stock

split on Class A
common stock.

To see

a reconciliation

of non-GAAP

measures to

GAAP measures

refer to

section below

“Reconciliation
and Management Explanation of Non-GAAP Financial

Measures”.

Net Interest Income
Net interest

income is

the difference

between interest

earned on interest

earning assets

and interest

incurred on

interest-
bearing liabilities

and is

the primary

driver of

core earnings.

Interest income

is generated

from interest

and dividends

on
interest-earning

assets,

including

loans,

investment

securities

and

other

short-term

investments.

Interest

expense

is
incurred

from

interest

paid

on

interest-bearing

liabilities,

including

interest-bearing

deposits,

FHLB

advances

and

other
borrowings.
To evaluate net

interest income, we

measure and monitor

(i) yields on

loans and other

interest-earning assets, (ii)

the
costs of deposits

and other funding

sources, (iii) net

interest spread, and

(iv) net interest margin.

Net interest spread is

equal
to the difference between rates

earned on interest-earning assets

and rates paid on interest-bearing

liabilities. Net interest
margin is

equal to

the annualized

net interest

income

divided by

average interest

-earning assets.

Because

non-interest-
bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.
Changes in

the market

interest rates

and interest

rates we

earn on

interest-earning assets

or pay on

interest-bearing
liabilities, as well

as the volume

and types of

interest-earning assets and interest-bearing

and non-interest-bearing liabilities,
are usually the

largest drivers

of periodic changes

in net interest

spread, net interest

margin and net

interest income.

Our
asset liability committee

(“ALCO”) has

in place asset-liability

management techniques

to manage major

factors that

affect
net interest income and net interest margin.

USCB Financial Holdings, Inc.

2021 10-K

The following table contains information related

to average balance sheet, average yields

on assets, and average costs
of liabilities for the periods indicated (in thousands):
Years Ended December 31,
2021 2020
Average
Balance Interest
Yield/Rate

Average
Balance Interest
Yield/Rate

Assets
Interest-earning assets:
Loans (1)
$ 1,116,142 $ 48,730 4.37% $ 1,026,905 $ 47,078 4.58%
Investment securities (2)
403,677 7,886 1.95% 201,073 5,248 2.61%
Other interest earnings assets
92,430 106 0.11% 110,898 307 0.28%
Total

interest-earning assets
1,612,249 56,722 3.52% 1,338,876 52,633 3.93%
Non-interest earning assets
89,409 90,059
Total

assets
$ 1,701,658 $ 1,428,935
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits
$ 52,379 59 0.11% $ 46,819 158 0.34%
Saving and money market deposits
619,810 2,082 0.34% 473,028 3,095 0.65%
Time deposits
235,127 1,531 0.65% 276,462 4,709 1.70%
Total

interest-bearing deposits
907,316 3,672 0.40% 796,309 7,962 1.00%
Borrowings and repurchase agreements
36,000 554 1.54% 51,362 1,074 2.09%
Total

interest-bearing liabilities
943,316 4,226 0.45% 847,671 9,036 1.07%
Non-interest bearing demand deposits
547,116 390,467
Other non-interest-bearing liabilities
27,142 25,281
Total

liabilities
1,517,574 1,263,419
Stockholders' equity
184,084 165,516
Total

liabilities and stockholders' equity
$ 1,701,658 $ 1,428,935
Net interest income $ 52,496 $ 43,597
Net interest spread
(3)
3.07% 2.86%
Net interest margin
(4)
3.26% 3.26%
(1)

Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred

loan fees, net of deferred loan costs.
(2)

At fair value except for securities held to maturity.
(3)

Net interest spread is the average yield on

total interest-earning assets minus the average

rate on total interest-bearing liabilities.
(4)

Net interest margin is the ratio of net interest

income to total interest-earning assets.
Net interest income before the provision

for credit losses was $52.5 million

for the year ended December

31, 2021, an
increase of

$8.9 million or

20.4%, from

$43.6 million for

the year

ended December

31, 2020.

This increase

was primarily
attributable to higher

income from investment

securities and loan

fees as well

as lower costs

for interest-bearing liabilities
because of lower interest rate benchmarks.

Included with loan interest income are PPP fees totaling $3.6 million and $2.3 million for the year ended December

31,
2021 and 2020, respectively.

PPP loan fees are recognized upon forgiveness.

The net

interest margin

remained the

same at

3.26% for

the years

ended December 31,

2021 and

2020. The

overall
and individual yields for interest-bearing assets and interest-bearing liabilities both decreased in 2021 compared to 2020.
Provision for Credit Losses
The allowance for credit losses

(“ACL”) represents probable incurred

losses in our portfolio. We

maintain an adequate
ACL that can mitigate probable losses incurred in the loan portfolio. The ACL is increased by the provision for credit losses and is decreased

by charge-offs,

net of recoveries

on prior

loan charge-offs.

There are multiple

credit quality

metrics that
we use

to

base our

determination

of

the

amount of

the ACL and

corresponding

provision

for credit

losses. These

credit
metrics evaluate

the credit

quality and

level of

credit risk

inherent in

our loan

portfolio, assess

non-performing

loans and
charge-offs levels, considers statistical trends and economic conditions and other applicable factors.

Provision for

credit loss

for the

year ended

December 31,

2021, was

a net

reduction of

$160 thousand

compared to
$3.3 million in provision

expense for the same

period in 2020. The primary

driver of the decrease

was the improvement of

USCB Financial Holdings, Inc.

2021 10-K

the credit risk

associated with the

COVID-19 pandemic. The

ACL as

a percentage of

total loans was

1.27%

at December 31,
2021 compared to 1.45% at December 31, 2020.
See “Allowance for Credit Losses” below for further discussion on how the ACL is calculated.

Non-Interest Income
Net interest income

and other types of

recurring non-interest

income are generated

from our operations.

Our services
and products generate service charges and fees, mainly from our depository accounts. We also generate income from gain
on sale of

loans though

our swap and

SBA programs. In addition,

we own insurance

on several employees

and generate
income on the increase in the cash surrender value of

these policies.
The following table presents the components of non-interest

income for the dates indicated (in thousands):
Years Ended December 31,
2021 2020
Service fees
$ 3,609 $ 3,266
Gain on sale of securities available for sale, net
214 434
Gain on sale of loans held for sale, net
1,626 839
Gain on sale of premises and equipment, net
983 -
Loan settlement
2,500 -
Other non-interest income
1,766 1,558
Total

non-interest income
$ 10,698 $ 6,097
Non-interest income

for the

year ended

December 31,

2021 increased

$4.6 million or

75.5%, compared

to the

same
period in 2020.

This increase was primarily

driven by the default

interest recovery of a

prior lending customer for $2.5

million
and a gain on the sale of a previously owned building for $983 thousand as well as higher deposit service fees and gain on sales of loans due

to increased activity

in our SBA program. Further,

the default interest recovery

of $2.5 million was

for a
loan that was originated

in 2008 and subsequently

went through many iterations

of credit collection. This payment

reflects
the final payment and settlement of lien judgments against

the customer.
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Years Ended December 31,
2021 2020
Salaries and employee benefits
$ 21,438 $ 19,204
Occupancy
5,257 5,656
Regulatory assessment and fees
783 691
Consulting and legal fees
1,454 1,045
Network and information technology services
1,466 1,536
Other operating
5,279 4,904
Total

non-interest expense
$ 35,677 $ 33,036
Non-interest expense

for the

year ended

December 31, 2021

increased $2.6 million

or 8.0%,

compared to

the same
period in

2020.

The increase

is primarily

due to

an increase

in salaries

and employee

benefit costs

of $2.2 million

for the
year ended

December 31, 2021,

compared to

the same

period in

2020. The

headcount of

full-time equivalent

employees
increased

from

179

at

December 31,

2020

to

187

at

December 31,

2021.

Further,

consulting

and

legal

fees

and

other
operating

expenses

increased

$0.4

million

or

39.1%

and

$0.4 million

or

7.6%,

respectively,

during

the

year

ended
December 31,

2021 compared

to the

same

period

in

2020

due

to our

operations

as a

publicly traded

company

and

the
formation of a bank holding company.

The increase in salaries and employee benefits, consulting and legal fees, and other operating costs has enabled

us to support recent growth

and has provided us with

the necessary technology and required
professionals to execute our growth strategy.

Provision for Income Tax
Fluctuations in the effective tax rate reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for

income tax purposes.

Therefore, future

decisions on the

investments we choose

will affect our

effective

USCB Financial Holdings, Inc.

2021 10-K

tax rate. Surrender value of bank-owned life

insurance policies for key employees, purchasing municipal bonds, and overall
taxable income will be important elements in determining our effective tax rate.
Income tax

expense for

the year

ended

December 31,

2021 was

$6.6 million,

compared

to $2.

6

million

for the

year
ended December 31, 2020. The

effective tax rate for

the year ended December 31, 2021

was 23.8% and for the

year ended
December 31, 2020 was 19.3%.
For a further discussion

on income taxes, see

Note 6 “Income Taxes” to

the Consolidated Financial

Statements in this
Form 10-K.
Rate/Volume Analysis
The

table

below

sets

forth

information

regarding

changes

in

interest

income

and

interest

expense

for

the

periods
indicated (in thousands).

For each category of

interest-earning assets and interest-bearing liabilities,

information is provided
on changes attributable to (i) changes in rate (changes in rate multiplied by old volume); (ii) changes in volume (changes in volume multiplied by old rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume). Changes in
rate-volume are proportionately allocated between rate and volume variance.
Years Ended 2021 vs. 2020 Years Ended 2020 vs. 2019
Increase (decrease) due to change in Increase (decrease) due to change in
Volume Rate
Net
Change Volume Rate
Net
Change
Interest-earning assets:
Loans
(1)
$ 4,091 $ (2,439) $ 1,652 $ 4,573 $ (2,229) $ 2,344
Investment securities
(2)
5,288 (2,650) 2,638 397 (596) (199)
Other interest earnings assets (51) (150) (201) 1,412 (1,866) (454)
Total increase (decrease) in interest income 9,328 (5,239) 4,089 6,382 (4,691) 1,691
Interest-bearing liabilities:
Interest-bearing demand deposits 19 (118) (99) $3 (6.00) (3)
Saving and money market deposits 960 (1,973) (1,013) 692 (2,738) (2,046)
Time deposits (704) (2,474) (3,178) 1,106 (1,242) (136)
Borrowings and repurchase agreements (321) (199) (520) (952) (81) (1,033)
Total increase (decrease) in interest expense (46) (4,764) (4,810) 849 (4,067) (3,218)
Increase (decrease) in net interest income $ 9,374 $ (475) $ 8,899 $ 5,533 $ (624) $ 4,909
(1)

Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred

loan fees, net of deferred loan costs.
(2)

At fair value except for securities held to maturity.
Both average yields on

interest earning assets and

average rates paid on interest

bearing liabilities have been declining
over the

periods presented,

reflecting the

macro interest

rate environment

and ongoing

initiatives to

reduce the

cost and
improve the mix of deposits.
Analysis of Financial Condition
Total

assets at December 31, 2021, were $1.9 billion, an increase of $352.2 million, or 23.5%, over total assets of $1.5 billion at

December 31, 2020. Total loans increased

$151.6 million,

or 14.6%,

to $1.2

billion at

December 31, 2021 compared
to

$1.0

billion

at

December 31,

2020.

The

increase

in

loans

includes

purchased

loans

totaling

$129.5

million

including
deferred

fees.

Total

deposits

increased

by

$317.0

million,

or

24.9%,

to

$1.6

billion

at

December 31,

2021

compared

to
December 31, 2020.
Investment Securities
The investment portfolio

is used and

managed to provide

liquidity through cash

flows, marketability

and, if necessary,
collateral for

borrowings. The

investment portfolio

is also

used as

a tool

to manage

interest rate

risk and

the Company’s
capital

market

risk

exposure.

The

philosophy

of

the

portfolio

is

to

maximize

the

Company’s

profitability

taking

into
consideration the Company’s risk appetite and tolerance, manage the assets composition and diversification, and maintain
adequate risk-based capital ratios.
The

investment

portfolio

is

managed

in

accordance

with

the

Asset

and

Liability

Management

(“ALM”)

policy,

which
includes an

investment guideline,

approved by

the Board.

Such policy

is reviewed

at least

annually or

more frequently

if
deemed necessary,

depending on

market

conditions

and/or

unexpected

events.

The investment

portfolio

composition

is

USCB Financial Holdings, Inc.

2021 10-K

subject to change

depending on the

funding and liquidity

needs of

the Company, and the interest

risk management objective
directed by the ALCO. The portfolio of investments can be used to modify the duration of the balance sheet. The allocation
of cash into

securities takes

into consideration

anticipated future cash

flows (uses

and sources) and

all available sources
of credit.
Our

investment

portfolio

consists

primarily

of

securities

issued

by

U.S.

government-sponsored

agencies,

agency
mortgage-backed securities,

collateralized mortgage

obligation securities,

municipal securities,

and other

debt securities,
all with varying contractual maturities and coupons. Due to the optionality embedded in these securities, the final maturities do not

necessarily represent the

expected life of

the portfolio. Some

of these

securities will be

called or paid

down depending
on capital market conditions and expectations. The investment portfolio is regularly reviewed by the Chief Financial Officer,
Treasurer,

or

ALCO

of

the

Company

to

ensure

an

appropriate

risk

and

return

profile

as

well

as

for

adherence

to

the
investment policy.
As of December 31, 2021, the investment portfolio consisted of available-for-sale

(“AFS”) and held-to-maturity (“HTM”)
debt securities.

During the third quarter

of 2021, there were

28 investment securities that

were transferred from AFS

to HTM
with an amortized cost basis and fair value amount

of $67.6 million and $68.7 million, respectively.

On the date of transfer,
these securities had a

total net unrealized gain of

$1.1 million. The transfer of debt

securities from the AFS

to HTM category
were made at fair value at the date of

transfer. The unrealized gain or loss at the date of transfer is retained in accumulated other

comprehensive

income

and

in

the

carrying

value

of

the

HTM

securities.

Such

amounts

are

amortized

over

the
remaining life of the security.

There was no impact to net income on the date of transfer.
The book value of the AFS securities is adjusted monthly

for unrealized gain or loss as a valuation allowance,

and any
gain

or

loss

is

reported

on

an

after-tax

basis

as

a

component

of

other

comprehensive

income

in

stockholders’

equity.
Periodically,

we

may

need

to

assess

whether

there

have

been

any

events

or

unexpected

economic

circumstances

to
indicate that

a security

on which

there is

an unrealized

loss is

impaired on

an other-than-temporary

basis (“OTTI”).

If the
impairment is

deemed to

be permanent,

an analysis

would be

made considering

many factors,

including the

severity and
duration of the impairment, the severity

of the event, our intent and

ability to hold the security for a

period of time sufficient
for a

recovery in

value, recent

events specific

to the

issuer or

industry,

any related

credit events,

and for

debt securities,
external

credit

ratings

and

recent

downgrades

related

to

deterioration

of

credit

quality.

Securities

on

which

there

is

an
unrealized loss

that is

deemed to

be OTTI

are written

down to

fair value,

with the

write-down recorded

as a

realized loss
under line item

“Gain (loss) on

sale of securities

available-for-sale,

net” of the Consolidated

Statements of Operations.

As
of December

31,

2021, there

are no

securities

which

management

has

classified

as

OTTI.

For

further discussion

of our
analysis

on

impaired

investment

securities

for

OTTI,

see

Note 2

“Investment

Securities”

to

the

Consolidated

Financial
Statements in this Form 10-K.
AFS and

HTM investment

securities increased

$189.9 million or

56.8% to

$524.2 million at

December 31,

2021 from
$334.3 million at December 31, 2020. Investment securities increased over the past year due to higher than expected cash balances.

Management

reinvested

idle

cash

balances

into

high

credit

quality

investments

to

increase

the

Company’s
profitability

and

modify

the

Company’s

balance

sheet

duration

according

to

the

ALM

policy.

As

of

December 31,

2021,
corporate bond securities with a market value of $20.4 million were pledged to secure public deposits. As of December 31,
2021, the Company did not have any tax-exempt securities

in the portfolio.

USCB Financial Holdings, Inc.

2021 10-K

The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
December 31, 2021 December 31, 2020
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency - SBA
$ - $ - $ 1,488 $ 1,552
U.S. Government Agency
10,564
10,520
20,196 20,032
Collateralized mortgage obligations
160,506
156,829
104,426 104,650
Mortgage-backed securities - Residential
120,643
118,842
80,110 81,301
Mortgage-backed securities - Commercial
49,905
50,117
45,802 48,331
Municipal securities
25,164
24,276
24,230 24,211
Bank subordinated debt securities
27,003
28,408
24,004 24,630
Corporate bonds
12,068
12,550
27,733 29,615
$ 405,853 $ 401,542 $ 327,989 $ 334,322
Held-to-maturity:
U.S. Government Agency - SBA
$ 12,004 $ 11,641 $ - $ -
U.S. Government Agency

22,501 22,263 - -
Collateralized mortgage obligations
44,820 43,799 - -
Mortgage-backed securities - Residential
26,920 26,352 - -
Mortgage-backed securities - Commercial
3,103 3,013 - -
Corporate bonds
13,310 13,089 - -
$ 122,658 $ 120,157 $ - $ -
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of December 31, 2021 (in thousands, except ratios):

Within 1 year
After 1 year through
5 years
After 5 years through
10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency

$ - 0.00% $ - 0.00% $ - 0.00% $ 10,564 1.74% $ 10,564 0.00%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 160,506 1.32% 160,506 1.32%
MBS - Residential
- 0.00% - 0.00% 1,002 0.00% 119,641 2.26% 120,643 1.38%
MBS - Commercial
- 0.00% - 0.00% - 0.00% 49,905 2.82% 49,905 2.82%
Municipal securities

- 0.00% - 0.00% 1,000 2.05% 24,164 1.38% 25,164 1.73%
Bank subordinated debt securities
- 0.00% - 0.00% 26,003 4.98% 1,000 6.13% 27,003 5.02%
Corporate bonds
1,992 3.39% 5,983 4.24% 4,093 2.54% - 0.00% 12,068 3.52%
$ 1,992 $ 5,983 $ 32,098 $ 365,780 $ 405,853 1.87%
Held-to-maturity:
U.S. Government Agency - SBA
$ - 0.00% $ - 0.00% $ 3,953 1.58% $ 8,051 1.58% $ 12,004 1.58%
U.S. Government Agency

- 0.00% 2,982 0.64% 19,519 1.26% - 0.00% 22,501 1.18%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 44,820 1.46% 44,820 1.46%
MBS - Residential
- 0.00% 2,836 2.98% 9,264 1.61% 14,820 1.62% 26,920 1.76%
MBS - Commercial
- 0.00% - 0.00% 3,103 1.61% - 0.00% 3,103 1.61%
Corporate bonds
2,017 3.07% 11,293 2.71% - 0.00% - 0.00% 13,310 2.76%
$ 2,017 $ 17,111 $ 35,839 $ 67,691 $ 122,658 1.62%
Loans
Loans are

the largest

category of

interest-earning assets

on the

Consolidated

Balance Sheets,

and usually

provides
higher yields

than the

rest of

the interest-earning

assets. Higher

yields typically

carry inherent

credit and

liquidity risks

in
comparison to lower yield assets.

The Company manages and mitigates

such risks in accordance with the

credit and ALM
policies, risk tolerance and balance sheet composition.

USCB Financial Holdings, Inc.

2021 10-K

The following table shows the loan portfolio composition

as of the dates indicated (in thousands):

December 31, 2021 December 31, 2020
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate $ 201,359 16.9% $ 232,754 22.3%
Commercial Real Estate
704,988 59.2% 606,425 58.2%
Commercial and Industrial
146,592 12.3% 157,330 15.1%
Foreign Banks
59,491 5.0% 38,999 3.7%
Consumer and Other

79,229 6.6% 5,507 0.5%
Total

gross loans
1,191,659 100.0% 1,041,015 99.8%
Less: Unearned income 1,578 2,511
Total

loans net of unearned income
1,190,081 1,038,504
Less: Allowance for credit losses
15,057 15,086
Total

net loans
$ 1,175,024 $ 1,023,418
Total

gross loans increased

by $150.6 million

or 14.5%

at December 31,

2021 compared to

the same period

in 2020.
The most

significant growth

was in

the commercial

real estate

and consumer

and other

loan pools,

offset by

a decline

in
the residential real

estate and commercial

and industrial loan

pools. Consumer and

other loans increased

because of two
yacht loan portfolios that were purchased for $93.7 million,

including deferred fees, for the year ended December 31, 2021.
Commercial and industrial loans decreased because of

continuing PPP loan forgiveness

as expected.
The loan portfolio has continued to experience growth in the past two years. Since our inception, the primary focus has been

on

commercial

real

estate

lending,

representing

approximately

59.2%

of

the

total

gross

loan

portfolio

as

of
December 31, 2021. In the past, we supplemented our core commercial growth with the origination of 1-4 family residential loans and

the acquisition

of 1-4

family residential

loan portfolios

to further

diversify our

loan portfolio.

However,

we have
determined not to further pursue this line of business and

are focused on growing our commercial portfolio.

Other than the previous

mentioned shifts, we

do not expect any

significant changes

over the foreseeable future

in the
composition

of

our

loan

portfolio

or

in

our

emphasis

on

commercial

real

estate

lending.

Our

loan

growth

strategy

since
inception has been reflective of the market in which we

operate and of our strategic plan as approved by the

Board.
Most of the

commercial real estate

exposure represents

loans to commercial

businesses secured

by owner-occupied
real estate.

The growth

experienced

over the

last couple

of years

is primarily

due to

implementation

of our

relationship-
based banking model and the success

of our relationship managers in

competing for new business in

a highly competitive
metropolitan area. Many of our

larger loan clients have lengthy

relationships with members of our senior management

team
or our relationship managers that date back to former institutions.

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments.

The

following

table

shows

maturities

and

sensitivity

to

interest

rate

changes

for

the

loan

portfolio

at
December 31, 2021 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate $ 7,745 $ 18,350 $ 83,595 $ 91,669 $ 201,359
Commercial Real Estate
24,279 163,931 513,333 3,445 704,988
Commercial and Industrial
15,263 67,833 31,336 32,160 146,592
Foreign Banks
59,491 - - - 59,491
Consumer and Other
2,005 3,465 2,505 71,254 79,229
Total

gross loans
$ 108,783 $ 253,579 $ 630,769 $ 198,528 $ 1,191,659
Interest rate sensitivity:
Fixed interest rates
$ 82,940 $ 170,406 $ 136,429 $ 78,859 $ 468,634
Floating or adjustable rates
25,843 83,173 494,340 119,669 723,025
Total

gross loans
$ 108,783 $ 253,579 $ 630,769 $ 198,528 $ 1,191,659
The information

presented

in the

table above

is based

upon the

contractual

maturities of

the individual

loans, which
may be

subject to

renewal at

their contractual

maturity.

Renewals will

depend on

approval by

our credit

department and
balance sheet

composition at the

time of

the analysis,

as well

as any

modification of terms

at the

loan’s maturity. Additionally,

USCB Financial Holdings, Inc.

2021 10-K

maturity

concentrations,

loan

duration,

prepayment

speeds

and

other

interest

rate

sensitivity

measures

are

discussed,
reviewed, and analyzed by the ALCO. Decisions on term

rate modifications are discussed as well.

As of

December 31,

2021, approximately

60.7%

of the

loans

have adjustable/variable

rates

and

39.3%

of the

loans
have fixed rates.

The adjustable/variable

loans re-price to

different benchmarks

and tenors in

different periods

of time. By
contractual characteristics, there are no

material concentrations on anniversary repricing. Additionally, it is important to note
that most

of our

loans have

interest rate

floors. This

embedded option

protects the

Company from

a decrease

in interest
rates and positions us to gain in the scenario of higher interest rates.
Asset Quality

Our asset quality grading

analysis estimates the capability of

the borrower to repay

the contractual obligation of

the loan
agreement as scheduled or at all. The Company’s internal credit risk grading system is based on experiences with similarly graded loans. Internal

credit risk

grades are evaluated

at least annually,

or more frequently

if deemed necessary.

Internal
credit

risk

ratings

may

change

based

on

management’s

assessment

of

the

results

from

the

annual

review,

portfolio
monitoring and other developments observed with borrowers.

The internal credit risk grades used by the Company to

assess the credit worthiness of a loan are shown below:
Pass
– Loans indicate different levels of satisfactory

financial condition and performance.

Special Mention

– Loans classified as special mention have a potential weakness that deserves management’s
close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment
prospects for the loan or of the institution’s

credit position at some future date.

Substandard
– Loans classified as substandard are inadequately protected by the current net worth and paying
capacity of the obligator or of the collateral pledged, if

any. Loans so classified

have a well-defined weakness or
weaknesses that jeopardize the liquidation of the debt.

They are characterized by the distinct possibility that the
institution will sustain some loss if the deficiencies are

not corrected.

Doubtful

– Loans classified as doubtful have all the weaknesses inherent in those classified at substandard, with
the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing
facts, conditions, and values, highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectible.
Loan credit exposures by internally assigned grades are

as follows for the dates indicated (in thousands):

December 31, 2021
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 196,778 $ - $ 4,581 $ - $ 201,359
Commercial Real Estate
703,349 1,222 417 - 704,988
Commercial and Industrial
146,039 - 553 - 146,592
Foreign Banks
59,491 - - - 59,491
Consumer and Other

79,005 - 224 - 79,229
$ 1,184,662 $ 1,222 $ 5,775 $ - $ 1,191,659
December 31, 2020
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 225,861 $ - $ 6,893 $ - $ 232,754
Commercial Real Estate
605,180 - 1,245 - 606,425
Commercial and Industrial
157,097 - 233 - 157,330
Foreign Banks
38,999 - - - 38,999
Consumer and Other

5,229 - 278 - 5,507
$ 1,032,366 $ - $ 8,649 $ - $ 1,041,015

USCB Financial Holdings, Inc.

2021 10-K

Non-Performing Assets
The following table presents non-performing assets as

of December 31, 2021 and 2020 (in thousands, except

ratios):
2021 2020
Non-accrual loans, less non-accrual TDR loans $ 1,190 $ 303
Non-accrual TDRs
- 1,275
Loans past due over 90 days and still accruing
- -
Total

non-performing loans
1,190 1,578
Other real estate owned
- -
Total

non-performing assets
$ 1,190 $ 1,578
Asset quality ratios:
Allowance for credit losses to total loans
1.27% 1.45%
Allowance for credit losses to non-performing loans
1265% 956%
Non-performing loans to total loans
0.10% 0.15%
Non-performing

assets include

all loans

categorized as

non-accrual or

restructured,

impaired securities,

non-accrual
TDRs, other

real estate owned

(“OREO”) and other

repossessed assets. Problem

loans for

which the

collection or liquidation
in

full

is

reasonably

uncertain

are

placed

on

a

non-accrual

status.

This

determination

is

based

on

current

existing

facts
concerning collateral values

and the paying capacity

of the borrower.

When the collection of

the full contractual balance

is
unlikely, the loan is

placed on non-accrual to avoid overstating the Company’s

income for a loan with increased credit risk.

If the

principal or

interest on

a commercial

loan becomes

due and

unpaid for

90 days

or more,

the loan

is placed

on
non-accrual status as of

the date it becomes

90 days past due

and remains in non-accrual

status until it meets

the criteria
for restoration to accrual status.

Residential loans, on

the other hand, are placed

on non-accrual status when

the principal
or interest

becomes due

and unpaid

for 120

days or

more and remains

in non-accrual

status until

it meets

the criteria

for
restoration

to

accrual

status.

Restoring

a

loan

to

accrual

status

is

possible

when

the

borrower

resumes

payment

of

all
principal and interest

payments for a period

of six months

and the Company

has a documented

expectation of repayment
of the remaining contractual principal and interest or the

loan becomes secured and in the process of collection.
A TDR is

a debtor that

is experiencing

financial difficulties

and the Company

grants a concession.

This determination
is performed during the annual review process or whenever problems are surfacing regarding the client’s ability to repay

in
accordance with

the original

terms of

the loan

or line

of credit.

In general,

a borrower

that can

obtain funds

from sources
other than

the Company

at market

interest rates

at or

near those

for non-troubled

debt is

not involved

in a

troubled debt
restructuring.

The

concessions

are

given

to

the

debtor

in

various

forms,

including

interest

rate

reductions,

principal
forgiveness,

extension

of

maturity

date,

waiver,

or

deferral

of

payments

and

other

concessions

intended

to

minimize
potential losses.
The following tables present performing and non-performing

TDRs for the dates indicated (in thousands):
December 31, 2021
Accruing Non-Accruing Total
Residential Real Estate
$ 7,815 $ - $ 7,815
Commercial Real Estate
696 - 696
Commercial and Industrial
141 - 141
Consumer and Other

224 - 224
$ 8,876 $ - $ 8,876
December 31, 2020
Accruing Non-Accruing Total
Residential Real Estate
$ 8,884 $ 777 $ 9,661
Commercial Real Estate
733 - 733
Commercial and Industrial
179 23 202
Consumer and Other

278 - 278
$ 10,074 $ 800 $ 10,874
The Company had

allocated $360 thousand

and $453 thousand of

specific allowance for

TDR loans at

December 31,
2021 and 2020, respectively.

There was no commitment to lend additional funds to these

TDR customers.

USCB Financial Holdings, Inc.

2021 10-K

Charge-offs on

TDR loans

for the years

ended December 31,

2021 and

2020 was $18

thousand and

$153 thousand,
respectively.

There

were

no

defaults

on

TDR

loans

at

December 31,

2021

and

2020

within

the

prior

12

months.

The
Company did not have any new TDR loans for the year

ended December 31, 2021.
The

Company

provided

financial

relief

to

borrowers

impacted

by

COVID-19

and

provided

modifications

to

include
interest

only

deferral

or

principal

and

interest

deferral.

These

modifications

are

excluded

from

TDR,

classification

under
Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators.

For further

discussion on

non-performing loans,

see Note

3 “Loans”

to the

Consolidated Financial

Statements of

this
Form 10-K.
Allowance for Credit Losses
In

determining

the

balance

of

the

allowance

account,

loans

are

pooled

by

product

segments

with

similar

risk
characteristics and management

evaluates the ACL on

each segment and on

a regular basis to maintain

the allowance at
an

adequate

level

based

on

factors

which,

in

management’s

judgment,

deserve

current

recognition

in

estimating

credit
losses.

Such

factors

include

changes

in

prevailing

economic

conditions,

historical

loss

experience,

delinquency

trends,
changes in the composition and size of the loan portfolio

and the overall credit worthiness of the borrowers.
Additionally,

qualitative adjustments

are made to

the ACL when,

based on management’s

judgment, there are

factors
impacting the allowance estimate not considered by the

quantitative calculations.

The following table presents ACL and net charge-offs to average loans by type for the periods indicated (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
December 31, 2021:

Beginning balance
$ 3,408 $ 9,453 $ 1,689 $ 348 $ 188 $ 15,086
Provision for credit losses
(919) (695) 955 109 390 (160)
Recoveries
238 - 149 - 5 392
Charge-offs
(229) - (18) - (14) (261)
Ending Balance

$ 2,498 $ 8,758 $ 2,775 $ 457 $ 569 $ 15,057
Average loans
$ 212,867 $ 654,723 $ 153,763 $ 52,187 $ 42,602 $ 1,116,142
Net charge-offs to average loans

- %

- %

(0.08)%

- %

0.02%

(0.01)%
December 31, 2020:

Beginning balance
$ 3,749 $ 6,591 $ 1,214 $ 332 $ 112 $ 11,998
Provision for credit losses
(36) 2,861 321 16 88 3,250
Recoveries
168 1 307 - 18 494
Charge-offs
(473) - (153) - (30) (656)
Ending Balance

$ 3,408 $ 9,453 $ 1,689 $ 348 $ 188 $ 15,086
Average loans
$ 258,728 $ 596,022 $ 122,177 $ 43,433 $ 6,545 $ 1,026,905
Net charge-offs to average loans
0.12% - % (0.13)% - % 0.18% 0.02%
Bank-Owned Life Insurance
At

December 31,

2021,

the

combined

cash

surrender

value

of

all

bank-owned

life

insurance

(“BOLI”)

policies

was
$41.7 million.

Changes

in

cash

surrender

value

are

recorded

in

non-interest

income

on

the

Consolidated

Statements

of
Operations. In

2021, the Company

maintained BOLI

policies with

five insurance

carriers. The Company

is the beneficiary
of these policies.
Deposits
Customer deposits are the

primary funding source for

the Bank’s growth.

Through our network of

banking centers, we
offer a competitive array of deposit

accounts and treasury management services designed

to meet our customers’ business
needs. Our primary

deposit customers

are SMBs,

and the personal

business of owners

and operators

of these

SMBs, as
well as the retail/consumer relationships of the employees

of these businesses. Our focus on quality and customer

service

USCB Financial Holdings, Inc.

2021 10-K

has created a strong brand recognition within

our depositors, which reflects in the composition

of our deposits; most of our
funding sources are core deposits.
Additionally, our personal and private banking management line of business is focused on the needs of the owners and
operators of our business

customers, offering

a suite of checking,

savings, money market

and time deposit

accounts, and
utilizing superior client service to build and expand client relationships. A unique aspect of our business model is our ability to offer correspondent services to banks in Central America

and the Caribbean.
The

following

table

presents

the

daily

average

balance

and

average

rate

paid

on

deposits

by

category

as

of
December 31, 2021 and 2020 (in thousands, except ratios):
2021 2020
Average
Balance
Average
Rate Paid
Average
Balance
Average
Rate Paid
Non-interest-bearing deposits $ 547,116 0.00% $ 390,467 0.00%
Interest-bearing transaction accounts 52,379 0.11% 46,819 0.34%
Saving and money market deposits 619,810 0.34% 473,028 0.65%
Time deposits
235,127 0.65% 276,462 1.70%

Total

deposits
$ 1,454,432 0.25% $ 1,186,777 0.67%
To
tal

average

deposits

at

December 31,

2021

was

$1.5 billion,

an

increase

of

$267.7 million,

or

22.6%

over

total
average deposits of $1.2 billion

for the same period

in 2020. Our focus on

demand deposits has resulted

in an increase in
average balances of

$156.6 million,

or 40.1%, in non-interest

bearing demand deposits

and an increase of

$146.8 million,
or 31.0%, in saving and money market deposits when

comparing the average balances for the

years ended December 31,
2021 and 2020.
The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250 thousand

for

all

deposit
accounts

at

the

Bank

per

account

holder.

Total

estimated

uninsured

deposits

were

$897.8 million

and

$606.1 million

at
December 31, 2021 and

2020, respectively.

Time deposits

with balances of $250

thousand or more totaled

$119.4 million
and $104.1 million at December 31, 2021 and 2020,

respectively.
The following table shows scheduled maturities of uninsured

time deposits as of December 31, 2021 (in thousands):
Three months or less
$ 28,707
Over three through six months
7,948
Over six though twelve months
42,106
Over twelve months
24,094
$ 102,855
Borrowings
As a

member of

the FHLB, we

are eligible for

advances with various

terms and conditions.

This accessibility of

additional
funding allows

us to

efficiently

and timely

meet both

expected and

unexpected outgoing

cash flows

and collateral

needs
without adversely affecting either daily operations

or the financial condition of the Company.
As of December 31,

2021 and 2020,

there was $36.0 million

of fixed rate advances

from the FHLB outstanding

with a
weighted average rate of 1.52%. Most of the advances

are due in the first two quarters of 2025.

The following table presents the FHLB fixed rate advances

as of December 31, 2021 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
0.81% Fixed August 17, 2023
$ 5,000
1.04% Fixed July 30, 2024
5,000
2.05% Fixed March 27, 2025
10,000
1.91% Fixed March 28, 2025
5,000
1.81% Fixed April 17, 2025
5,000
1.07% Fixed July 18, 2025
6,000
$ 36,000

USCB Financial Holdings, Inc.

2021 10-K

We

have

also

established

Fed

Funds

lines

of

credit

with

our

upstream

correspondent

banks

to

manage

temporary
fluctuations in our daily cash balances. As of

December 31, 2021, there were no

outstanding balances with the Fed Funds
line of credit.
Off-Balance Sheet Arrangements
We engage

in various financial

transactions in

our operations

that, under GAAP,

may not be

included on

the balance
sheet. To

meet the financing needs

of our customers we may

include commitments to extend

credit and standby letters

of
credit. To

a varying

degree, such

commitments involve

elements of

credit, market,

and interest

rate risk

in excess

of the
amount recognized

in the

balance sheet.

We use

more conservative

credit and

collateral policies

in making

these credit
commitments as we

do for on-balance sheet

items. We are not

aware of any accounting

loss to be

incurred by funding

these
commitments; however,

we maintain an allowance

for off-balance sheet

credit risk which is

recorded under other liabilities
on the Consolidated Balance Sheets.
Since commitments associated with letters of

credit and commitments to extend

credit may expire unused, the

amounts
shown do not necessarily

reflect the actual

future cash funding requirements

.

The following table

presents lending related
commitments outstanding as of December 31, 2021 and

2020 (in thousands):
2021 2020
Commitments to grant loans and unfunded lines of credit
$ 134,877 $ 107,553
Standby and commercial letters of credit
6,420 1,813
Total
$ 141,297 $ 109,366
Commitments to extend credit are agreements to lend funds to a client, as long as there is no violation of any condition established

in

the

contract,

for

a

specific

purpose.

Commitments

generally

have

variable

interest

rates,

fixed

expiration
dates or

other

termination

clauses

and

may require

payment

of

a fee.

Since many

of the

commitments

are

expected to
expire without being

fully drawn, the

total commitment

amounts disclosed

above do not

necessarily represent

future cash
requirements.
Unfunded lines of credit represent unused portions of credit facilities to our current borrowers that represent no change in credit risk in our portfolio. Lines

of credit generally have variable interest

rates. The maximum potential amount

of future
payments we could

be required to

make is represented

by the contractual

amount of the

commitment, less

the amount of
any advances made.
Letters of credit are

conditional commitments issued

by us to guarantee

the performance of a

client to a third

party.

In
the event of nonperformance by

the client in accordance with the

terms of the agreement with the

third party,

we would be
required to fund

the commitment.

If the commitment

is funded, we

would be entitled

to seek recovery

from the client

from
the underlying collateral,

which can include

commercial real estate,

physical plant and

property, inventory, receivables, cash
or marketable securities.
Asset and Liability Management Committee
The asset and liability management committee of our Company, or ALCO, consists of members of senior management and our Board. Senior management is responsible for

ensuring in a timely manner that Board

approved strategies, policies,
and procedures

for managing

and mitigating

risks are

appropriately executed

within the

designated lines

of authority

and
responsibility.
ALCO

oversees

the

establishment,

approval,

implementation,

and

review

of

interest

rate

risk,

management,

and
mitigation strategies, ALM related policies, ALCO procedures and risk tolerances and appetite.
While some

degree of

IRR (“Internal

Rate of

Return”) is

inherent to

the banking

business, our

ALCO has

established
sound risk management practices in place to identify,

measure, monitor and mitigate IRR exposures.
When assessing

the scope

of IRR

exposure

and

impact on

the consolidated

balance sheet,

cash

flows and

income
statement,

management

considers

both

earnings

and

economic

impacts.

Asset

price

variations,

deposits

volatility

and
reduced earnings or outright losses could adversely affect

the Company’s

liquidity, performance,

and capital adequacy.
Income simulations

are used

to assess

the impact

of changing

rates on

earnings under

different rates

scenarios and
time horizons.

These simulations

utilize both

instantaneous

and parallel

changes in

the level

of interest

rates, as

well as
non-parallel changes such as changing slopes (flat and steeping) and twists of the yield curve, Static simulation models are
based on current exposures and

assume a constant balance sheet with

no new growth. Dynamic simulation analysis

is also

USCB Financial Holdings, Inc.

2021 10-K

utilized to have a

more comprehensive assessment

on IRR. This simulation

relies on detailed

assumptions outlined in

our
budget and strategic plan, and in assumptions regarding changes in existing lines of business, new business, management
strategies and client expected behavior.
To

have

a

more

complete

picture

of

IRR,

the

Company

also

evaluates

the

economic

value

of

equity,

or

EVE.

This
assessment

will

allow

us

to

measure

the

degree

to

which

the

economic

values

will

change

under

different

interest

rate
scenarios (parallel and non-parallel). The economic-value approach focuses on a longer-term time horizon and captures all
future cash flows expected

from existing assets and

liabilities. The economic

value model utilizes a

static approach in that
the analysis

does not

incorporate new

business; rather,

the analysis

shows a

snapshot in

time of

the risk

inherent in

the
balance sheet.
Market and Interest Rate Risk Management

According to our ALCO model, as of December 31, 2021,

we were an asset sensitive company. This indicates that our
assets generally

reprice faster

than our

liabilities, which

results in

a favorable

impact to

net interest

income when

market
interest rates

increase. Many

assumptions are

used to

calculate the

impact of

interest rate

variations

on our

net interest
income, such as

asset prepayment speeds,

non-maturity deposit

price sensitivity,

pricing correlations, deposit

truncations
and decay rates, and key rate drivers.
Because of the inherent use

of these estimates and

assumptions in the model,

our actual results may,

and most likely
will, differ from static measures results. In addition, static measures like

EVEs do not include actions that management may
undertake to manage the risks in response to anticipated changes in interest rates or client deposit behavior. As part of our
ALM strategy

and

policy,

management

has the

ability

to modify

the

balance sheet

to

either increase

asset

duration

and
decrease liability

duration to reduce

asset sensitivity,

or to decrease

asset duration and

increase liability duration

in order
to increase asset sensitivity.
According to our model, as of December 31, 2021, the NIM will remain fairly stable for static rate scenarios (-400 basis
points:

+400

basis

points).

For

the

static

forecast

for

year

one,

the

estimated

NIM

will

decrease

from

3.09%

base

case
scenario to 3.08%

under a +400-basis

points scenario. Additionally, utilizing an economic

value of equity, or EVE,

approach,
we analyze the

risk to capital

from the

effects of

various interest

rate scenarios

through a long-term

discounted cash

flow
model. This

measures the

difference between

the economic

value of

our assets

and the

economic value

of our

liabilities,
which is

a proxy for

our liquidation value.

According to

our balance sheet

composition, and as

expected, our model

stipulates
that an increase of rates

will have a negative impact

on the EVE. Results and

analysis are presented quarterly to the

Board,
and strategies are defined.
Additionally, in the last couple of quarters we

have been reducing our asset

sensitivity by extending asset duration.

This
has reduced our NII volatility

for the first and second

year and has helped us

to maintain the NII in

accordance with ALCO
expectations.

Liquidity

Liquidity is

defined as

a Company’s capacity

to meet

its cash

and collateral

obligations at

a reasonable

cost. Maintaining
an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flow
and collateral needs without adversely affecting

either daily operations or the financial condition of the

Company.
Liquidity risk

is the

risk that

we will

be unable

to meet

our short-term

and long-term

obligations as

they become

due
because of an inability

to liquidate assets or

obtain relatively adequate funding. The

Company’s obligations, and the funding
sources

used

to

meet

them,

depend

significantly

on

our

business

mix,

balance

sheet

structure

and

composition,

credit
quality of our assets and the cash flow profiles of our on-

and off-balance sheet obligations.
In managing

inflows and

outflows,

management

regularly

monitors situations

that can

give rise

to increased

liquidity
risk. These

include funding

mismatches, market

constraints on

the ability

to convert

assets (particularly

investments) into
cash or in accessing sources of funds (i.e., market liquidity),

and contingent liquidity events.
Changes in macroeconomic conditions or exposure

to credit, market, operational, legal

and reputational risks, including
cybersecurity risk could also affect the Company’s

liquidity risk profile unexpectedly and are considered

in the assessment
of liquidity and ALM framework.
Management has established

a comprehensive and

holistic management process for

identifying, measuring, monitoring
and

mitigating

liquidity

risk.

Due

to

its

critical

importance

to

the

viability

of

the

Company,

liquidity

risk

management

is
integrated into our risk management processes and ALM

policy.

USCB Financial Holdings, Inc.

2021 10-K

Critical elements of our liquidity

risk management include: effective corporate governance consisting of oversight by the
Board and

active involvement

by senior

management; appropriate strategies,

policies, procedures, and

limits used

to identify
and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems (including assessments of the
current and prospective cash flows or sources and uses of funds) that are commensurate with the complexity and business
activities of

the Company;

active management

of intraday

liquidity and

collateral; an

appropriately diverse

mix of

existing
and

potential

future

funding

sources;

adequate

levels

of

highly

liquid

marketable

securities

free

of

legal,

regulatory,

or
operational

impediments,

that

can

be

used

to

meet

liquidity

needs

in

stressful

situations;

comprehensive

contingency
funding plans

that sufficiently address

potential adverse liquidity

events and emergency

cash flow

requirements; and internal
controls

and

internal

audit

processes

sufficient

to

determine

the

adequacy

of

the

institution’s

liquidity

risk

management
process.
We

expect

funds

to

be

available

from

several

basic

banking

activity

sources,

including

the

core

deposit

base,

the
repayment and maturity of loans and investment security

cash flows. Other potential funding sources include

federal funds
purchased, brokered

certificates of

deposit, listing

certificates of

deposit, Fed

funds lines

and borrowings

from the

FHLB.
Accordingly, our liquidity resources

were at sufficient levels to fund loans and meet other cash needs as necessary.

We do
not expect liquidity resources to be compromised at this

time.
Capital Adequacy
As

of

December 31,

2021,

the

Bank

was

well

capitalized

under

the

FDIC’s

prompt

corrective

action

framework.
Additionally,

we follow the

capital conservation buffer

framework, and according

to our actual

ratios the Bank

exceeds the
capital conversation buffer

in all capital

ratios as of

December 31, 2021.

The following table

presents the capital

ratios for
both the Bank and the Company at December 31, 2021

and 2020 (in thousands,

except ratios):
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
December 31, 2021:
Total

risk-based capital
$ 186,735 14.92% $ 100,125 8.00% $ 125,157 10.00%
Tier 1 risk-based capital
$ 171,484 13.70% $ 75,094 6.00% $ 100,125 8.00%
Common equity tier 1 capital
$ 171,484 13.70% $ 56,321 4.50% $ 81,352 6.50%
Leverage ratio
$ 171,484 9.55% $ 71,825 4.00% $ 89,781 5.00%
December 31, 2020:
Total

risk-based capital
$ 139,326 14.24% $ 78,260 8.00% $ 97,825 10.00%
Tier 1 risk-based capital
$ 127,061 12.99% $ 58,695 6.00% $ 78,260 8.00%
Common equity tier 1 capital
$ 94,984 9.71% $ 44,021 4.50% $ 63,587 6.50%
Leverage ratio
$ 127,061 8.61% $ 59,053 4.00% $ 73,817 5.00%
Impact of Inflation
Our Consolidated

Financial Statements

and related

notes have been

prepared in

accordance with

U.S. GAAP,

which
require the

measurement

of financial

position and

operating results

in terms

of historical

dollars,

without considering

the
changes

in

the

relative

purchasing

power

of

money

over

time due

to

inflation.

The

impact

of

inflation

is

reflected

in

the
increased cost of operations.

Unlike most industrial companies,

nearly all our assets and

liabilities are monetary in

nature.
As a result,

interest rates have a

greater impact on our

performance than do the

effects of general levels

of inflation. Periods
of high inflation

are often accompanied

by relatively higher

interest rates, and

periods of low

inflation are accompanied

by
relatively lower interest rates.

As market interest rates

rise or fall in relation

to the rates earned

on loans and investments,
the

value

of

these

assets

decreases

or

increases

respectively.

Inflation

can

also

impact

core

non-interest

expenses
associated with delivering the Company’s services.
Recently Issued Accounting Pronouncements

Recently issued accounting

pronouncements are discussed

in Note 1 “Summary

of Significant Accounting Policies”

to
the Consolidated Financial Statements of this Form 10-K.

USCB Financial Holdings, Inc.

2021 10-K

Reconciliation and Management Explanation of Non

-GAAP Financial Measures
Management

has

included

these

non-GAAP

measures

because

it

believes

these

measures

may

provide

useful
supplemental information

for evaluating

the Company’s

underlying performance

trends. Further,

management uses

these
measures

in

managing

and

evaluating

the

Company’s

business

and

intends

to

refer

to

them

in

discussions

about

our
operations and performance.

Operating performance

measures should be

viewed in addition

to, and not

as an alternative
to or

substitute

for,

measures

determined

in

accordance

with

GAAP,

and

are

not

necessarily

comparable

to non-GAAP
measures that may be presented by other

companies. The following table reconciles the non-GAAP financial measurement of operating net income available to common stockholders for the periods presented (in thousands,

except per share data):
As of and for the years ended December 31,
2021 2020
Pre-Tax Pre-Provision ("PTPP") Income:
Net income
$ 21,077 $ 10,820
Plus: Provision for income taxes
6,600 2,588
Plus: Provision for (recovery of) credit losses
(160) 3,250
PTPP income $ 27,517 $ 16,658
PTPP Return on Average Assets:
PTPP income
$ 27,517 $ 16,658
Average assets
$ 1,701,658 $ 1,428,935
PTPP return on average assets

1.62% 1.17%
Operating Net Income:
Net income
$ 21,077 $ 10,820
Less: Net gains on sale of securities
214 434
Less: Tax

effect on sale of securities
(52) (106)
Operating net income $ 20,915 $ 10,492
Operating PTPP Income:
PTPP income
$ 27,517 $ 16,658
Less: Net gains on sale of securities
214 434
Operating PTPP Income $ 27,303 $ 16,224
Operating PTPP Return on Average Assets:
Operating PTPP income
$ 27,303 $ 16,224
Average assets
$ 1,701,658 $ 1,428,935
Operating PTPP Return on average assets

1.60% 1.14%
Operating Return on Average Asset:
Operating net income
$ 20,915 $ 10,492
Average assets
$ 1,701,658 $ 1,428,935
Operating return on average assets

1.23% 0.73%

USCB Financial Holdings, Inc.

2021 10-K

Years Ended December 31,
2021 2020
Operating Net Income Available to Common Stockholders:
Net income (GAAP)
$ 21,077 $ 10,820
Less: Preferred dividends
2,077 3,127
Less: Exchange and redemption of preferred shares
89,585 -
Net income (loss) available to common stockholders (GAAP)
(70,585) 7,693
Add back: Exchange and redemption of preferred shares
89,585 -
Operating net income avail. to common stock (non-GAAP) (1)
$ 19,000 $ 7,693
Allocation of operating net income per common stock class:
Class A common stock
$ 19,000 $ 5,851
Class B common stock
$ - $ 1,842
Weighted average shares outstanding:
Class A common stock

Basic
10,507,530 3,887,480

Diluted
10,507,530 3,911,290
Class B common stock

Basic
- 6,121,052

Diluted
- 6,121,052
Diluted EPS: (1)(2)
Class A common stock
Net income (loss) per diluted share (GAAP)
$ (6.72) $ 1.50
Add back: Exchange and redemption of preferred shares
8.53 -

Operating net income per diluted share (non-GAAP)

$ 1.81 $ 1.50
Class B common stock
Net income per diluted share (GAAP)
$ - $ 0.30
Add back: Exchange and redemption of preferred shares
- -

Operating net income per diluted share (non-GAAP)

$ - $ 0.30
(1)

The Company believes these non-GAAP measurements

are a key indicator of the ongoing earnings

power of the Company.
(2)

During the year ended December 31, 2021,

the Company entered into agreements with the Class

B shareholders to exchange all outstanding
Class B non-voting stock for Class A voting common

stock on a 1 for 5 reverse stock split As such,

there are no issued and outstanding shares

of Class
B common stock at December 31, 2021.

USCB Financial Holdings, Inc.

2021 10-K

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company,

we are not required to provide the information required

by this item.

USCB Financial Holdings, Inc.

2021 10-K

Item 8.

Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

(
Crowe LLP
, PCAOB ID:
173
) 65
Consolidated Balance Sheets
66
Consolidated Statements of Operations
67
Consolidated Statements of Comprehensive Income
68
Consolidated Statements of Changes in Stockholders’ Equity
69
Consolidated Statements of Cash Flows
70
Notes to the Consolidated Financial Statements
72

Crowe LLP
Independent Member Crowe Global

USCB Financial Holdings, Inc.

2021 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM
Shareholders and the Board of Directors of USCB Financial

Holdings, Inc.
Doral, Florida
Opinion on the Financial Statements
We

have

audited

the

accompanying

consolidated

balance sheets

of USCB

Financial

Holdings,

Inc.

(the
"Company")

as

of

December

31,

2021

and

2020,

the

related

consolidated

statements

of

operations,
comprehensive income, changes in stockholders’ equity,

and cash flows for the years then ended, and the
related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly,

in all material respects, the financial

position of the Company as

of December 31, 2021 and
2020,

and

the

results

of

its

operations

and

its

cash

flows

for

the

years

then

ended,

in

conformity

with
accounting principles generally accepted in the United

States of America.
Explanatory Paragraph – Financial Statement Consistency
As discussed

in

Note 1

to

the consolidated

financial

statements,

the stockholders

of U.S.

Century

Bank
exchanged their Class A

common shares of U.S.

Century Bank for shares of

USCB Financial Holdings, Inc.
on a 1

share for

1 share basis

during the year

ended December

31, 2021.

Stockholders of U.S.

Century
Bank became stockholders

of USCB Financial Holdings,

Inc., and USCB Financial

Holdings, Inc. became
the sole

stockholder

of U.S.

Century Bank.

The consolidated

financial statements

as of

and for

the year
ended December

31, 2020, do

not include

USCB Financial

Holdings, Inc.

The 2020 financial

statements
of U.S.

Century

Bank

are

presented

with

the 2021

consolidated

financial

statements

of USCB

Financial
Holdings, Inc. since U.S. Century Bank’s assets,

liabilities, and operations comprise substantially all

of the
consolidated assets, liabilities, and operations.

Our opinion is not modified with respect to this matter.
Basis for Opinion
These financial

statements are

the responsibility

of the

Company's management.

Our responsibility

is to
express an opinion

on the Company's financial

statements based on our

audits. We are a

public accounting
firm registered

with the

Public Company

Accounting Oversight

Board (United

States) ("PCAOB")

and are
required to be

independent with respect to

the Company in accordance

with the U.S.

federal securities laws
and the applicable rules and regulations of the Securities

and Exchange Commission and the PCAOB.

We conducted

our audits

in accordance

with the

standards of

the PCAOB.

Those standards

require that
we plan and perform the

audit to obtain reasonable

assurance about whether the

financial statements are
free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to
assess the

risks of

material misstatement

of the

financial statements,

whether due

to error

or fraud,

and
performing procedures

that respond

to those risks.

Such procedures

included examining,

on a test

basis,
evidence

regarding

the

amounts

and

disclosures

in

the

financial

statements.

Our

audits

also

included
evaluating

the

accounting

principles

used

and

significant

estimates

made

by

management,

as

well

as
evaluating

the

overall

presentation

of

the

financial

statements.

We

believe

that

our

audits

provide

a
reasonable basis for our opinion.
/s/ Crowe LLP
Crowe LLP
We have served as the Company's auditor since

2017.
Fort Lauderdale, Florida
March 24, 2022

USCB Financial Holdings, Inc.

2021 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands,

except share and per share data)

December 31,

2021 2020
ASSETS:
Cash and due from banks $
6,477
$
9,828
Interest-bearing deposits in banks
39,751
37,906
Total cash and cash equivalents
46,228
47,734
Investment securities held to maturity (fair value $
120,157
)
122,658
-
Investment securities available for sale, at fair value
401,542
334,322
Federal Home Loan Bank stock, at cost
2,100
2,711
Loans held for investment, net of allowance of $
15,057

and $
15,086
, respectively
1,175,024
1,023,418
Accrued interest receivable
5,975
5,547
Premises and equipment, net
5,278
6,347
Bank owned life insurance
41,720
25,961
Deferred tax asset, net
34,929
39,159
Lease right-of-use asset
14,185
14,513
Other assets
4,300
2,030
Total assets $
1,853,939
$
1,501,742
LIABILITIES:
Deposits:
Demand $
605,425
$
$442,467
Money market and savings accounts
703,856
527,373
Interest-bearing checking accounts
55,878
45,132
Time deposits over $250,000
119,401
104,140
Time deposits $250,000 or less
105,819
154,290
Total deposits
1,590,379
1,273,402
Federal Home Loan Bank advances
36,000
36,000
Lease liability
14,185
14,513
Accrued interest and other liabilities
9,478
6,826
Total liabilities
1,650,042
1,330,741
Commitments and contingencies (See Note 10

and 18)
nil nil
STOCKHOLDERS' EQUITY:
Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
52,748

issued and outstanding as of December 31,

2021 and 2020
-
12,325
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
12,290,631

issued and outstanding as of December

31, 2021 and 2020
-
12,291
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
7,500

issued and outstanding as of December 31,

2021 and 2020
-
7,461
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
19,991,753

and
3,889,469

issued and outstanding as of December 31,

2021 and 2020
(1)
19,992
3,889
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
6,121,052
issued and outstanding as of December 31, 2021

and 2020
-
6,121
Additional paid-in capital on common stock (1)
310,666
177,755
Accumulated deficit
(124,245)
(53,622)
Accumulated other comprehensive income (loss)
(2,516)
4,781
Total stockholders' equity
203,897
171,001
Total liabilities and stockholders' equity $
1,853,939
$
1,501,742
(1)

Class A common stock outstanding and additional

paid-in-capital for December 31, 2020 were adjusted

to reflect the 1 for 5 reverse stock split. See
Note 13 "Stockholders' Equity" for further discussion

on the stock split.
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2021 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
(Dollars in thousands,

except per share data)

Years Ended December 31,

2021 2020
Interest income:

Loans, including fees
$
48,730
$
47,078

Investment securities
7,886
5,248

Interest-bearing deposits in financial institutions
106
307

Total interest income
56,722
52,633
Interest expense:

Interest-bearing deposits
59
158

Savings and money markets accounts
2,082
3,095

Time deposits
1,531
4,709

Federal Home Loan Bank advances
554
1,074

Total interest expense
4,226
9,036

Net interest income before provision for

credit losses
52,496
43,597
Provision for credit losses
(160)
3,250

Net interest income after provision for

credit losses
52,656
40,347
Non-interest income:

Service fees
3,609
3,266

Gain on sale of securities available for sale, net
214
434

Gain on sale of loans held for sale, net
1,626
839

Gain on sale of premises and equipment,

net
983
-

Loan settlement
2,500
-

Other non-interest income
1,766
1,558

Total non-interest income
10,698
6,097
Non-interest expense:

Salaries and employee benefits
21,438
19,204

Occupancy
5,257
5,656

Regulatory assessment and fees
783
691

Consulting and legal fees
1,454
1,045

Network and information technology services
1,466
1,536

Other operating
5,279
4,904

Total non-interest expense
35,677
33,036

Net income before income tax expense
27,677
13,408
Income tax expense
6,600
2,588

Net income
21,077
10,820
Less: Preferred stock dividend
2,077
3,127
Less: Exchange and redemption of preferred shares
89,585
-
Net income (loss) available to common stockholders $
(70,585)
$
7,693
Per share information: (1)
Class A common stock (2)
Net income (loss) per share, basic $
(6.72)
$
1.51
Net income (loss) per share, diluted $
(6.72)
$
1.50
Class B common stock
Net income per share, basic $
-
$
0.30
Net income per share, diluted $
-
$
0.30
(1)

See Note 14 "Earnings per Share" for information

on the allocation of income available to common stockholders.
(2)

For the year ended December 31, 2020, the

common stock outstanding, weighted average

shares and net income per share for the Class A
common stock were adjusted to reflect the 1

for 5 reverse stock split that occurred in June of 2021.
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2021 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

Years Ended December 31,
2021 2020
Net income $
21,077
$
10,820
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities
(9,561)
4,175
Amortization of net unrealized gains on securities

transferred from available-for-sale to held-to-maturity
108
-
Reclassification adjustment for gain included in net

income
(214)
(434)
Tax effect
2,370
(917)
Total other comprehensive income (loss), net of tax
(7,297)
2,824
Total comprehensive income $
13,780
$
13,644
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2021 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity
(Dollars in thousands,

except per share data)

Preferred Stock Common Stock
Additional Paid-
in Capital on
Common Stock
Accumulated
Deficit
Accumulated
Other
Comprehensive
Income (Loss) Shares Par Value Shares Par Value
Total
Stockholders'
Equity
Balance at January 1, 2021
12,350,879
$
32,077
25,568,147
$
25,568
$
162,197
$
(53,622)
$
4,781
$
171,001
Reverse stock split 1 for 5 Common A - -
(15,557,626)
(15,558)
15,558
- - -
Adjusted balance at January 1, 2021

12,350,879
32,077
10,010,521
10,010
177,755
(53,622)
4,781
171,001
Net income - - - - -
21,077
-
21,077
Other comprehensive loss - - - - - -
(7,297)
(7,297)
Dividends - preferred stock - - - - -
(2,077)
-
(2,077)
Issuance of Class A common stock, net of
offering costs of $
6,174
- -
4,600,000
4,600
35,226
- -
39,826
Exchange of preferred stock
(11,109,025)
(22,154)
10,278,072
10,279
92,501
(80,626)
- -
Redemption of preferred stock
(1,241,854)
(9,923)
- - -
(8,997)
-
(18,920)
Exchange of Class B to Class A common stock - -
(4,896,840)
(4,897)
4,897
- - -
Stock based compensation - - - -
287
- -
287
Balance at December 31, 2021
-
$ -
19,991,753
$
19,992
$
310,666
$
(124,245)
$
(2,516)
$
203,897
Balance at January 1, 2020 (1)
12,350,879
$
32,077
10,008,521
$
10,008
$
177,555
$
(61,315)
$
1,957
$
160,282
Net income - - - - -
10,820
-
10,820
Other comprehensive income - - - - - -
2,824
2,824
Dividends - preferred stock - - - - -
(3,127)
-
(3,127)
Stock based compensation - - - -
187
- -
187
Exercise of stock options - -
2,000
2
13
- -
15
Balance at December 31, 2020
12,350,879
$
32,077
10,010,521
$
10,010
$
177,755
$
(53,622)
$
4,781
$
171,001
(1)

Common stock shares, par value, and additional paid-in

capital for common stock for 2020 was adjusted

to reflect the 1 for 5 reverse stock split. See Note

13 "Stockholders' Equity" for further details.
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2021 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years Ended December 31,
2021 2020
Cash flows from operating activities:
Net income

$
21,077
$
10,820
Adjustments to reconcile net income to net

cash provided by operating activities:
Provision for credit losses

(160)
3,250
Depreciation and amortization
1,033
1,272
Amortization of premiums on securities, net
596
358
Accretion of deferred loan fees, net
(3,754)
(2,661)
Stock based compensation
287
187
Gain on sale of available for sale securities
(214)
(434)
Gain on sale of loans held for sale
(1,626)
(839)
Gain on sale of premises and equipment, net
(983)
-
Increase in cash surrender value of bank owned

life insurance
(759)
(712)
Decrease in deferred tax asset
6,600
2,588
Net change in operating assets and liabilities:
Accrued interest receivable
(428)
(1,998)
Other assets
(2,270)
473
Accrued interest and other liabilities
2,652
798
Net cash provided by operating activities
22,051
13,102
Cash flows from investing activities:
Purchase of investment securities held to maturity
(57,917)
-
Proceeds from maturities and pay-downs of investment

securities held to maturity
3,736
-
Purchase of investment securities available for

sale

(258,767)
(253,993)
Proceeds from maturities and pay-downs of investment

securities available for sale
61,047
48,441
Proceeds from sales of investment securities available

for sale
48,940
55,169
Proceeds from call of investment securities available

for sale
3,034
2,140
Net increase in loans held for investment
(33,515)
(42,527)
Purchase of loans held for investment
(129,531)
-
Additions to premises and equipment
(633)
(347)
Proceeds from the sale of loans held for

sale
16,980
9,295
Proceeds from the sale of property
1,652
-
Proceeds from the redemption of Federal Home

Loan Bank stock
611
4,972
Purchase of Federal Home Loan Bank stock -
(1,926)
Purchase of bank owned life insurance
(15,000)
-
Net cash used in investment activities
(359,363)
(178,776)
(Continued)
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2021 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
Years Ended December 31,
2021 2020
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net
39,826
15
Cash dividends paid
(2,077)
(3,127)
Redemption of Preferred stock Class C
(5,275)
-
Redemption of Preferred stock Class D
(6,145)
-
Redemption of Preferred stock Class E
(7,500)
-
Net increase in deposits
316,977
255,779
Proceeds from Federal Home Loan Bank advances -
79,000
Repayments on Federal Home Loan Bank advances -
(154,000)
Net cash provided by financing activities
335,806
177,667
Net increase (decrease) in cash and cash equivalents
(1,506)
11,993
Cash and cash equivalents at beginning of year
47,734
35,741
Cash and cash equivalents at end of year $
46,228
$
47,734
Supplemental disclosure of cash flow information:
Interest paid $
4,286
$
8,844
Supplemental schedule of non-cash investing and

financing activities:
Transfer of loans held for investment to loans held for

sale
$
15,354
$
8,456
Transfer of investment securities from available-for-sale to held-to-maturity $
68,667
$ -
Transfer of premises and equipment to assets held for

sale
$
652
$ -
Lease liability arising from obtaining right-of-use assets $
328
$ -
Exchange of Preferred C for Class A common

stock
$
47,473
$ -
Exchange of Preferred D for Class A common

stock
$
55,308
$ -
Exchange of Class B common stock for Class

A common stock
$
4,897
$ -
The accompanying notes are an integral part of

these consolidated financial statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
1.

SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES
Overview
USCB Financial Holdings, Inc., a

Florida corporation incorporated

in 2021, is a bank holding

company with one wholly
owned subsidiary,

U.S. Century Bank (the

“Bank”), together referred to

as “the Company”. The

Bank, established in 2002,
is a Florida

state-chartered, non-member financial institution providing financial services through its banking

centers located
in South Florida.
In December 2021, USCB Financial

Holdings, Inc. acquired all issued

and outstanding shares of the Class

A common
stock of the Bank. Each of the outstanding shares of

the Bank’s common stock, par value $
1.00

per share, formerly held by
its shareholders were

converted into and exchanged

for one newly

issued share of

the Company’s common stock, par

value
$
1.00

per share.
The Company’s

2015 Option

Plan has

a
10
-year life

that will terminate

in 2025.

In July

2020, the

shareholders of

the
Company approved to amend the 2015 Option plan authorizing the issuance of an additional
3,000,000

shares of common
stock and extending

the life of

the plan
5

additional years,

terminating in 2030.

The approved

shares after being

adjusted
to reflect

the
1 for 5

reverse

stock

split totaled
1,000,000

shares.

In December

2021,

during the

same time

of the

bank
holding company

formation,

the shareholders

of the

Company

approved

to amend

the 2015

Option

plan

authorizing

the
issuance of an additional
1,400,000

shares of common stock.
The Company’s

Consolidated Financial

Statements consist

of USCB

Financial Holdings,

Inc. and

U.S. Century

Bank
as

of

and

for

the

year

ended

December

31,

2021

compared

to

only

U.S.

Century

Bank

as

of

and

for

the

year

ended
December 31, 2020.

Principles of Consolidation
Intercompany transactions

and balances

are eliminated

in consolidation.

The Consolidated

financial statements

have
been prepared in accordance with U.S. Generally Accepted

Accounting Principles ("GAAP").
Initial Public Offering and Exchange and Redemption

of Shares
On July 27, 2021,

the Company completed

an initial public

offering (the “IPO”)

and its Class

A voting common

shares
began trading

on the

Nasdaq Stock

Market under

ticker symbol

“USCB”. Following

the IPO,

the Company

completed an
exchange

of

then

outstanding

preferred

shares

for

Class

A

common

shares

and

thereafter

redeemed

the

remaining
outstanding preferred shares.

In December 2021,

the Company reached

agreements with the

Class B common

shareholders to receive

Class A voting
common

stock

in

exchange

for

all

outstanding

Class

B

non-voting

common

stock

in

a

1

for

5

reverse

stock

split. As

of
December 31,

2021,

there

were

no

issued

and

outstanding

preferred

shares

or

Class

B

common

shares.

See

Note

13
“Stockholders’ Equity” for further information about the IPO and the exchange and redemption of shares.

Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions based
on available information that affect the amounts reported

in the financial statements and the disclosures provided.
The coronavirus (“COVID-19”)

pandemic has negatively

affected many of

the Company’s

clients and could

still impair
their ability to fulfill

their financial obligations.

The Company’s business

is dependent upon the

willingness and ability

of its
associates and customers to conduct banking and other financial transactions.

While we believe conditions have improved
as of December 31, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business,

financial

condition,

results

of operations

and

cash

flows.

While

it

is not

possible

to know

the

full

extent

of

the
impact the

COVID-19

pandemic will

have on

the

Company's

future operations,

the Company

continues

to

communicate
with its associates and customers

to understand their challenges, which

allows us to respond to

their needs and issues as
they arise.
While there was

not a

material impact to

the Company’s Consolidated Financial

Statements as of

and for

the year ended
December 31, 2021,

future increases

in the

allowance for

credit losses

(“ACL”) may

be required

because of

the potential
economic

downturn

that

a

resurgence

in

the virus

may

cause

and those

ACL

increases

can be

material.

It

is difficult

to

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
quantify the

impact that

COVID-19 will

have on

the estimates

and assumptions

used to

prepare the

financial statements.
Actual results could differ from those estimates.
Cash and Cash Equivalents
The

Company

considers

investments

with

a

maturity

of

90

days

or

less

from

its

original

purchase

date

to

be

cash
equivalents. For

the Consolidated

Statements of

Cash Flows,

cash and cash

equivalents include

cash on hand,

amounts
due from banks, and interest-bearing deposits in banks.
Restricted Cash
The Company may

be required to

maintain funds at

other banks to

satisfy a loan

participation agreement. The Company
reports restricted cash within cash and cash equivalents.

Interest-Bearing Deposits in Other Financial Institutions
Interest-bearing deposits in other financial institutions consist of Federal Reserve Bank, Federal Home Loan

Bank and
other accounts.
Investment Securities
Debt securities

are recorded

at fair

value except

for those

securities which

the Company

has the

positive intent

and
ability to hold to

maturity. Management determines the appropriate classification of its securities at the time of purchase

and
accounts for them on a trade date basis.

Debt securities that

management has the

positive intent and

ability to hold

to maturity are

classified as "held-to-maturity"
and recorded at amortized cost. Trading securities are

recorded at fair value with

changes in fair value included

in earnings.
Securities not classified

as held-to-maturity or

trading are classified

as "available-for-sale"

and recorded at

fair value, with
unrealized gains and

losses excluded from

earnings and reported

in other comprehensive

income (loss). Equity

investments
must be classified as trading and recorded at fair value

with changes in fair value included in earnings.

Purchase premiums and discounts are amortized or accreted over the estimated life of the related available-for-sale or
held-to-maturity

security

as

an

adjustment

to

yield

using

the

effective

interest

method.

Prepayments

of

principal

are
considered in determining the estimated life of

the security. Such amortization and accretion are included in interest income in the Consolidated

Statements of Operations.

Dividend and interest

income are recognized when

earned. Gains and

losses
on the sale of securities are recorded on trade date and are determined on a specific identification basis.
Declines

in

the

fair

value

of

available-for-sale

debt

securities

below

their

cost

that

are

deemed

to

be

other-than-
temporary

are

reflected

in

earnings

as

realized

losses.

In

determining

whether

other-than-temporary

impairment

exists,
management considers several factors in their analysis including

(i) severity and duration of the

impairment, (ii) credit rating
of security including any downgrade, (iii) intent to sell the security, or if it is more likely than not that it will be required to sell the

security

before

recovery,

(iv)

whether

there

have

been

any

payment

defaults

and

(v)

underlying

guarantor

of

the
securities.
Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level
of borrowings and

other factors and

may invest in

additional amounts. FHLB

stock is carried

at cost, classified

as a restricted
asset, and

periodically evaluated

for impairment

based on

ultimate recovery

of par

value. As

of December

31, 2021

and
2020,

FHLB

stock

amounted

to

$
2.1

million

and

$
2.7

million,

respectively,

with

no

impairment

deemed

necessary.

Both
cash and stock dividends are reported as interest income.
Loans Held for Investment and Allowance for Credit

Losses
Loans held for investment (“loans”) are reported at their outstanding principal balance net of charge-offs, deferred loan
fees, unearned

income

and

the

ACL.

Interest

income

is generally

recognized

when

income

is earned

using

the

interest
method.

Loan

origination

and

commitment

fees

and

the

costs

associated

with

the

origination

of

loans

are

deferred

and
amortized, using the interest method or the straight-line

method, over the life of the related loan.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
If the

principal or

interest on

a commercial

loan becomes

due and

unpaid for

90 days

or more,

the loan

is placed

on
non-accrual status as of

the date it becomes

90 days past due

and remains in non-accrual

status until it meets

the criteria
for restoration to accrual status.

Residential loans, on

the other hand, are placed

on non-accrual status when

the principal
or interest

becomes due

and unpaid

for 120

days or

more and remains

in non-accrual

status until

it meets

the criteria

for
restoration

to

accrual

status.

Restoring

a

loan

to

accrual

status

is

possible

when

the

borrower

resumes

payment

of

all
principal and interest

payments for a period

of six months

and the Company

has a documented

expectation of repayment
of the remaining contractual principal and interest or the loan becomes secured and in the process of collection. All interest accrued but not

collected for

loans that are

placed on

nonaccrual status

is reversed

against interest

income. The interest
on these

loans is

accounted for

on the

cash-basis

or cost-recovery

method, under

which cash

collections are

applied to
unpaid principal, which may change as conditions dictate.

The Company has determined that the entire balance of

a loan is contractually delinquent for all

classes if the minimum
payment is not received by

the specified due date on

the borrower's statement. Interest and fees

continue to accrue on past
due loans until the date the loan goes into nonaccrual

status.
The Company provides for loan losses through a provision for credit losses charged to operations. When management believes that a

loan or a portion

of the loan balance

is uncollectible, that

amount is charged

against the ACL.

Subsequent
recoveries, if any,

are credited to the ACL.
The ACL

reflects management's

judgment of

probable loan

losses inherent

in the

portfolio at

the balance

sheet date.
Management uses a disciplined

process and methodology

to establish the ACL

each quarter.

To

determine the total

ACL,
the Company

estimates the

reserves needed

for each

segment of

the portfolio,

including loans

analyzed individually

and
loans analyzed on a pooled basis. The ACL consists

of the amount applicable to the following segments:
•

Residential real estate
•

Commercial real estate
•

Commercial and industrial
•

Foreign banks
•

Other loans (secured and unsecured consumer loans)
Residential

real

estate

loans

are

underwritten

following

the

policies

of

the

Company

which

includes

a

review

of

the
borrower’s credit, capacity

and the collateral

securing the loan.

The borrower’s ability

to repay involves

an analysis of

factors
including: current

income, employment

status, monthly

payment of loan,

current debt obligations,

monthly debt

to income
ratio and credit history. The Company relies on appraisals in determining the value of the property.

Risk is mitigated by this
analysis and the diversity of the residential portfolio.
Commercial real estate

loans are

secured by liens

on commercial properties,

land, construction and

multifamily housing.
Underwriting

of

commercial

loans

will

analyze

the

key

market

and

business

factors

to

arrive

at

a

decision

on

the

credit
worthiness of the borrower.

The analysis may include

the capacity of the borrower,

income generated by property

for debt
service, other

sources of

repayment, sensitivity

analysis to

fluctuations in

market conditions

including vacancy

and rental
rates in geographic location and loan to value. Land and construction analysis will include the time to develop, sell or lease the property.

Appraisals

are used

to determine

the value

of the

underlying

collateral.

Risk

is mitigated

as the

properties
securing the commercial real estate loans are diverse in

type, location, and loan structure.

Commercial

and

industrial

loans

are

secured

by

the

business

assets

of

the

company

and

may

include

equipment,
inventory, and receivables.

The loans are underwritten based on the

income capacity of the business, the ability

to service
the debt based

on operating cash

flows, the credit

worthiness of the

borrower,

other sources

of repayment and

collateral.
The Company mitigates the risk in the commercial portfo

lio through industry diversification.

Foreign Banks

loans are

short term

loans with

international correspondent

banking institutions

primarily

domiciled in
Latin America. Most of these loans are for trade capital and have a life of less than one year.

The Company’s credit review
includes a credit analysis, peer comparison and current

country risk overview.

Annual re-evaluation of the risk rating of the
borrower and country and a review of authorized

signer within the Company.

The risk is mitigated as these loans are short
term, have limited exposure, and are geographically dispersed.

Other

loans

are

secured

and

unsecured

consumer

loans

including

personal

loans,

overdrafts

and

deposit

account
collateralized

loans.

Repayment

of

these

loans

are

primarily

from

the

personal

income

of

the

borrowers.

Loans

are
underwritten based on the credit worthiness of the borrower.

The risk on these loans is mitigated by small loan balances.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
In

determining

the

balance

of

the

ACL,

loans

are

pooled

by

product

segments

with

similar

risk

characteristics

and
management evaluates

the ACL

on each

segment and

as a whole

to maintain

the allowance

at an

adequate level

based
on factors which, in

management's judgment, deserve

current recognition in estimating

credit losses. Such

factors include
changes in prevailing economic conditions, historical loss experience,

delinquency trends, changes in the composition and
size of the loan portfolio and the overall credit worthiness of the borrowers.
The ACL

consists of

general and

specific components.

The following

is how

management determines

the balance

of
the general component for the ACL account for each segment

of the loans as described above.

The loan segments are

primarily grouped by

collateral type with similar

risk characteristics and

a historical loss

rate is
determined based on a ten year look back period. The Company applies time weights to consider various stages of a credit
cycle.

The

ACL

calculation

is

based

on

the

Company’s

own

net

loss

experience

adjusted

for

certain

qualitative

and
environmental factors. To

estimate the impact of

non-recurrent losses, management

has developed a statistical

study that
tracks historical non-recurring

losses at a

loan level. This

analysis is

used to estimate

an adjusted

loss rate for

each loan
pool. Management believes the

effect of these losses

results in a loss

rate that is more consistent

with the behavior of

the
loan portfolio in the normal course of business.

Qualitative

factors

are

applied

to

historical

loss

rates

based

on

management's

experience

and

assessment.

The
following are the factors used to adjust the historical loss rates:

•

Loan quality review
•

Lending and credit management /staff expertise

and practices
•

Economic and business conditions
•

Lending and credit underwriting policies and procedures
•

Problem loan levels and trends
•

Collateral concentrations
•

Large obligor concentration
•

New loan volumes
•

Combined loan to value (“CLTV”)

qualitative adjustment for substandard accrual loan segment
Changes in these factors could

result in material adjustments to the

ACL. The losses the Company may

ultimately incur
could differ materially from the amounts estimated

in arriving at the ACL.
In addition

to the

ACL, the

Company also

estimates probable

losses related

to financial

instruments with

off-balance
sheet risk, such as letters

of credit and unfunded loan

commitments, and records these estimates

in other liabilities on the
Consolidated

Balance

Sheets

with

the

offset

recorded

in

non-interest

expense

on

the

Consolidated

Statements

of
Operations.

Financial

instruments

with

off-balance

sheet

risk

are

subject

to

review

on

an

aggregate

basis.

Past

loss
experience and

any other

pertinent information is

reviewed, resulting in

the estimation

of the

reserve for

financial instruments
with off-balance sheet risk.
A loan is considered

impaired when, based

on current information

and events, it

is probable that

the Company will

be
unable to

collect the

scheduled payments

of principal

or interest

when due

according to

the contractual

terms of

the loan
agreement or when the loan

is designated as a Troubled

Debt Restructuring (“TDR”). Factors

considered by management
in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and
interest payments when due.

Loans that experience insignificant

payment delays and payment

shortfalls generally are not
classified as impaired. Impairment is measured on a loan by loan basis by either the present value of expected future cash
flows discounted at the loan's effective

interest rate, the loan's obtainable

fair value, or the fair value of

the collateral, if the
loan

is

collateral

dependent.

If

management

determines

that

the

value

of

the

impaired

loan

is

less

than

the

recorded
investment in the loan (outstanding principal balance plus accrued interest, net of previous charge-offs, and net of deferred loan fees or cost), impairment is recognized through an allowance estimate or a charge-off to the ACL.
In

situations

where,

due

to

a

borrower's

financial

difficulties,

management

grants

a

concession

for

other

than

an
insignificant period of time to the borrower that would not

otherwise be granted, the loan is classified as a TDR.

On March 27,

2020, the Coronavirus Aid,

Relief, and Economic

Security Act (“CARES Act”)

was signed by

the President
of the United

States. The

CARES Act

has certain

provisions which

encourage financial

institutions to

prudently work

with
borrowers impacted

by COVID

-19. Under

these provisions,

modifications

deemed

to be

COVID-19 related

would not

be

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
considered a TDR if the loan was not more than 30 days past

due as of December 31, 2019. The deferral would need to be
executed March

1, 2020

and the

earlier of

60 days

after the

date of

termination

of the

COVID-19 national

emergency

or
December 31,

2020. Additional

legislation was

passed in

December

of 2020

that

extended

the TDR

relief to

January

1,
2022. Banking regulators issued similar guidance clarifying that a COVID-19 related modification should not be considered
a TDR if the borrower was current on payments at the time the underlying loan modification program was implemented and
considered short-term. See Note 3 “Loans” for additional disclosures of loans that were modified and not considered TDR.

In addition to the

allowance for the

pooled portfolios, management

has developed a

separate allowance for

loans that
are identified as

impaired through a

TDR. These loans

are excluded from

the general component

of the ACL,

and a separate
reserve is provided under the accounting guidance for loan

impairment. Residential loans whose terms have been modified in a TDR are also individually analyzed for estimated impairment.
The Company's charge-off policy is to review all impaired loans on a quarterly basis in order to monitor the Company's
ability to

collect

them

in

full

at maturity

date

and/or

in

accordance

with

terms

of

any restructurings.

For

loans

which are
collateral dependent,

or deemed to

be uncollectible,

any shortfall

in the fair

value of

the collateral

relative to

the recorded
investment in the loan is charged off.

Concentration of Credit Risks
Credit

risk

represents

the

accounting

loss

that

would

be

recognized

at

the

reporting

date

if

counterparties

failed

to
perform as contracted and any collateral or security proved to be insufficient to cover the loss. Concentrations of credit risk
(whether on or off-balance sheet) arising from financial instruments exist in relation to certain groups of customers. A group
concentration arises when

a number of

counterparties have

similar economic characteristics

that would cause

their ability
to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant exposure to any individual customer

or counterparty.
Most of the Company's business activity is

with customers located within its primary market area, which is generally the
State of Florida. The Company's loan portfolio is concentrated largely in real estate and commercial loans in South Florida.
Many of the Company's

loan customers are engaged

in real estate development.

Circumstances, which negatively

impact
the South Florida real estate industry

or the South Florida economy, in general, could adversely impact the Company's loan
portfolio.
At December 31,

2021 and

2020, the

Company had

a concentration

of risk

with loans

outstanding to

the Company’s
top ten lending relationships

totaling $
156.4

million and $
141.5

million, respectively.

At December 31, 2021 and

2020, this
concentration represented
13.1
% and
13.6
%, respectively,

of the net loans outstanding.

At December 31,

2021, the

Company also

had a

concentration of

risk with

loans outstanding

totaling $
47.9

million to
foreign

banks

located

in

Ecuador,

Honduras,

and

El

Salvador.

At

December 31,

2020,

the

Company

also

had

a
concentration of

risk with

loans outstanding

totaling

$
38.8

million to

foreign banks

located in

Ecuador,

Honduras, and

El
Salvador.

These

banks

maintained

deposits

with

right

of

offset

totaling

$
28.9

million

and

$
18.2

million

at

December 31,
2021 and 2020, respectively.
At various times during

the year,

the Company has maintained

deposits with other

financial institutions. The exposure
to the Company from

these transactions is solely

dependent upon daily balances

and the financial strength

of the respective
institution.
Premises and Equipment, net
Land is

carried at

cost. Premises

and equipment

are stated

at cost

less accumulated

depreciation

and amortization.
Depreciation is computed

on the straight-line

method over the

estimated useful life

of the asset. Leasehold

improvements
are amortized over the

remaining term of the

applicable leases or their

useful lives, whichever

is shorter.

Estimated useful
lives of these assets were as follows:
Building

40

years
Furniture, fixtures and equipment

3

to
25

years
Computer hardware and software

3

to
5

years
Leasehold improvements

Shorter of life or term of lease

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Maintenance

and

repairs

are

charged

to

expense

as

incurred

while

improvements

and

betterments

are

capitalized.
When items are retired or are

otherwise disposed of, the related costs

and accumulated depreciation and amortization

are
removed from the accounts and any resulting gains or losses

are credited or charged to income.
Other Real Estate Owned
Other real estate

owned (“OREO”)

consists of real

estate property

acquired through,

or in lieu

of, foreclosure

that are
held for sale and are initially recorded at

the fair value of the property less estimated selling

costs at the date of foreclosure,
establishing a

new cost

basis. Subsequent

to foreclosure,

valuations are

periodically performed

by management

and the
assets are carried at the lower of carrying amount or fair value less cost to sell. Subsequent write-downs are recognized as a valuation allowance with the offset recorded in the Consolidated Statements of

Operations. Carrying costs are charged to
other real estate owned expenses

in the accompanying Consolidated

Statements of Operation. Gains

or losses on sale of
OREO

are

recognized

when

consideration

has

been

exchanged,

all

closing

conditions

have

been

met

and

permanent
financing has been arranged.

Bank Owned Life Insurance
Bank owned

life insurance

(“BOLI”) is

carried at

the amount

that could

be realized

under the

contract at

the balance
sheet date, which is typically

cash surrender value. Changes

in cash surrender value are recorded

in non-interest income.
At December 31, 2021, the Company maintained BOLI policies with five insurance carriers with a combined cash surrender
value

of

$
41.7

million.

These

policies

cover

certain

present

and

former

executives

and

officers,

the

Company

is

the
beneficiary of these policies.
Employee 401(k) Plan
The

Company

has

an

employee

401(k)

plan

covering

substantially

all

eligible

employees.

Employee

401(k)

plan
expense is the amount of matching contributions.
Income Taxes
Income taxes are accounted for under the

asset and liability method. Deferred tax

assets and liabilities are recognized
for the

future

tax

consequences

attributable

to differences

between the

financial

statement

carrying

amounts

of existing
assets and

liabilities and

their respective

tax bases

and operating

loss and

tax credit

carryforwards. Deferred

tax assets
and

liabilities

are

measured

using

enacted

tax

rates

expected

to

apply

to

taxable

income

in

the

years

in

which

those
temporary differences are expected to be recovered or

settled. The effect on deferred tax assets and liabilities

of a change
in tax rates is recognized in income in the period that includes the enactment date.

Management is required to

assess whether a valuation

allowance should be established

on the net deferred tax

asset
based on the

consideration of

all available evidence

using a more

likely than not

standard. In its

evaluation, Management
considers taxable loss

carry-back availability, expectation of sufficient

taxable income, trends

in earnings, the

future reversal
of temporary differences, and available tax planning

strategies.

The Company recognizes positions taken

or expected to be

taken in a tax

return in accordance with existing accounting
guidance on

income taxes

which prescribes

a recognition threshold

and measurement

process. Interest

and penalties

on
tax liabilities, if any, would

be recorded in interest expense and other operating noninterest expense, respectively.
Impairment of Long-Lived Assets
The Company's long-lived

assets, such as premises

and equipment, are reviewed

for impairment whenever

events or
changes in circumstances

indicate that

the carrying

amount of

an asset may

not be recoverable.

Recoverability of

assets
to be held and

used is measured by a

comparison of the carrying amount of

an asset to estimated undiscounted future

cash
flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge

is recognized

by the

amount by

which the

carrying amount

of the

asset exceeds

the fair

value of

the
asset. Assets

to be

disposed of

would be

separately

presented in

the Consolidated

Balance Sheets

and reported

at the
lower of

the carrying

amount or

fair value

less costs

to sell

and are

no longer

depreciated. The

assets and

liabilities of

a
disposal group classified as held for

sale would be presented separately in

the appropriate asset and liability sections of

the
Consolidated Balance Sheets.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Transfer of Financial Assets
Transfers of

financial assets

are accounted for

as sales,

when control over

the assets

has been surrendered.

Control
over

transferred

assets

is

deemed

to

be

surrendered

when

(i)

the

assets

have

been

isolated

from

the

Company

-

put
presumptively

beyond

the

reach

of

the

transferor

and

its

creditors,

even

in

bankruptcy

or

other

receivership,

(ii)

the
transferee obtains

the right

(free of conditions

that constrain

it from taking

advantage of

that right)

to pledge

or exchange
the transferred

assets,

and

(iii) the

Company

does not

maintain effective

control

over

the transferred

assets

through

an
agreement to repurchase them before their maturity or

the ability to unilaterally cause the holder to return specific assets.
Comprehensive Income (Loss)
Under

GAAP,

certain

changes

in

assets

and

liabilities,

such

as

unrealized

holding

gains

and

losses

on

securities
available-for-sale, are

excluded from

current period

earnings and

reported as

a separate

component of

the stockholders’
equity

section

of

the

Consolidated

Balance

Sheets,

such

items,

along

with

net

income

(loss),

are

components

of
comprehensive

income

(loss).

Additionally,

any

unrealized

gains

or

losses

on

transfers

of

investment

securities

from
available-for-sale to held-to-maturity are recorded to accumulated other comprehensive income on the date of transfer and
amortized over the remaining life of

each security.

The amortization of the unrealized

gain or loss on transferred securities
is reported as a component of comprehensive income

(loss). See Note 2 “Investment Securities” for further discussion.
Advertising Costs
Advertising costs are expensed as incurred.
Earnings per Common Share
Basic earnings

per common

share is

net income

available to

common stockholders

divided by

the weighted

average
number

of

common

shares

outstanding

during

the

period.

Diluted

earnings

per

common

share

included

the

effect

of
additional potential common shares issuable under vested stock options. Basic and diluted earnings per share are updated to reflect the effect of stock splits as occurred. See Note 14 “Earnings Per Share” for additional information on earnings per common share. See Note 13 “Stockholders’ Equity” for further discussion on stock splits.
Interest Income
Interest income is recognized as earned, based upon the principal amount outstanding, on an accrual basis.
Operating Segments
While the Company monitors

the revenue streams of

the various products

and services, operations

are managed and
financial performance

is evaluated on

a Company wide

basis. Operating results

of the individual

products are

not used to
make resource allocations or performance decisions by Company management.
Stock-Based Compensation
Stock based compensation accounting guidance requires

that the compensation cost relating to share-based payment
transactions be recognized in the accompanying Consolidated

Financial Statements. That cost will be measured

based on
the grant

date fair

value of

the equity

or liability

instruments issued.

The stock-based

compensation accounting

guidance
covers

a

wide

range

of

share-based

compensation

arrangements

including

stock

options,

restricted

share

plans,
performance-based awards, share appreciation rights, and

employee share purchase plans.
The stock-based compensation accounting guidance

requires that compensation cost

for all stock

awards be calculated
and recognized

over the

employees' service period,

generally defined as

the vesting

period. For

awards with graded-vesting,
compensation cost

is recog

nized on

a straight-line

basis over

the

requisite service

period for

the

entire award.

A Black-
Scholes model is used to estimate the fair value of stock

options.
Loss Contingencies
Loss

contingencies,

including

claims

and

legal

actions

arising

in

the

normal

course

of

business,

are

recorded

as
liabilities when the

likelihood of loss is

probable, and an

amount or range of

loss can be

reasonably estimated. In the

opinion

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
of management, none of these actions, either individually or in the aggregate, is expected to have a material adverse effect on the Company’s Consolidated Financial Statements.

See Note 18 “Loss Contingencies” for further details.
Dividend Restrictions
Banking

regulations

require

maintaining

certain

capital

levels

and

may

limit

the

dividends

paid

by

the

Bank

to

the
Company or by the Company to the shareholders.
Fair Value Measurements
Fair values

of financial

instruments are

estimated using

relevant market

information and

other assumptions,

as more
fully disclosed in Note

12 “Fair Value

Measurements”. Fair value estimates

involve uncertainties and

matters of significant
judgment. Changes in assumptions or in market conditions

could significantly affect the estimates.
Derivative Instruments
Derivative financial instruments are

carried at fair

value and reflect

the estimated amount that

would have been

received
to

terminate

these

contracts

at

the

reporting

date

based

upon

pricing

or

valuation

models

applied

to

current

market
information.
The

Company

enters

into

interest

rate

swaps

to

provide

commercial

loan

clients

the

ability

to

swap

from

a

variable
interest rate

to a

fixed rate.

The Company

enter

into a

floating-rate

loan with

a

customer with

a separately

issued swap
agreement allowing

the customer

to convert

floating

payments of

the loan

into a

fixed interest

rate. To

mitigate risk,

the
Company will enter into a matching agreement with a

third party to offset the exposure on the

customer agreement. These
swaps are

not considered

to be

qualified hedging

transactions and

the unmatched

unrealized gain

or loss

is recorded

in
other noninterest income.

Revenue from Contracts with Customers
Revenue from

contracts with customers

is recognized in

an amount that

reflects the consideration

the Company expects
to receive for the

services the Company

provides to its

customers. The main

revenue earned by

the Company from

loans
and investment

securities

are excluded

from the

accounting standard

update “Revenue

from Contracts

with Customers”.

Deposit and

service charge

fees, consisting

of primarily

monthly maintenance

fees, wire

fees, ATM

interchange fees

and
other transaction-based fees, are the

most significant types of revenue within

the accounting standard update.

Revenue is
recognized when the service provided by the

Company is complete. The aggregate amount

of revenue within the scope of
this standard that is received from sources other than deposit service charges and fees in not material.

Cash Flow Statement
The Company reports the net activity rather than gross activity in the Consolidated

Statements of Cash Flows. The net
cash flows

are reported for

loans held

for investment, accrued

interest receivable, deferred

tax asset, other

assets, customer
deposits, accrued interest payable, other liabilities, and proceeds from issuance of Class A common shares.
Reclassifications
Certain

amounts

in

the

Consolidated

Financial

Statements

have

been

reclassified

to

conform

to

the

current
presentation. Reclassifications had no impact on the net income or stockholders’ equity of the Company.
Recently Issued Accounting Standards – Not Yet

Adopted
Measurement of Credit Losses on Financial Instruments
In June

2016, the FASB issued

ASU 2016-13, Financial

Instruments - Credit

Losses (Topic 326); Measurement of

Credit
Losses on Financial Instruments. This accounting standard update (“ASU” or “Update”)

on accounting for current expected
credit

losses

on

financial

instruments

(“CECL”)

will

replace

the

current

probable

incurred

loss

impairment

methodology
under U.S. GAAP

with a methodology

that reflects the

expected credit losses.

The Update is

intended to provide

financial
statement

users

with

more

decision-useful

information

about

expected

credit

losses.

This

Update

is

applicable

to

the
Company

on

a modified

retrospective

basis

for

interim

and

annual

periods

in

fiscal

years

beginning

after

December 15,
2022. Early adoption is permitted for fiscal years beginning after December 15, 2019, including interim periods within those

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
fiscal

years.

The

Company

expects

to

adopt

this

ASU

on

January 1,

2023.

The

impact

of

adoption

on

the

Company’s
financial statements

will depend on

the composition

of the loan

and investment

securities portfolio

as of January

1, 2023,
general economic conditions,

and other factors that

are not known at

this time. Although

management is in the

process of
evaluating the impact of

adoption of this ASU on

its consolidated financial statements,

management does believe that

this
ASU will lead to significant changes

in accounting policies and disclosures

related to, and the methods used

in estimating,
the ACL.

To

date, the

Company has

executed a

detailed implementation

plan through

the adoption

date, implemented

a
software solution to assist with the CECL estimation process,

and has completed a data gap analysis.
Reference Rate Reform
In

March

2020,

the

FASB

issued

ASU

2020-04,

Reference

Rate

Reform

(Topic

848),

Facilitation

of

the

Effects

of
Reference Rate Reform

on Financial Reporting.

In January 2021,

the FASB

clarified the scope

of this guidance

with ASU
2021-01 which provides optional

guidance for a limited

period of time to

ease the burden in

accounting for (or

recognizing
the effects

of) reference

rate

reform on

financial

reporting.

This

ASU is

effective

March 12,

2020 through

December 31,
2022. The

Company is

evaluating the

impact of

this ASU

and has

not yet

determined whether

LIBOR transition

and this
ASU will have material effects on our business

operations and consolidated financial statements.
2.

INVESTMENT SECURITIES

The following

tables present

a summary

of the amortized

cost, unrealized

or unrecognized

gains and

losses,

and fair
value of investment securities at the dates indicated (in

thousands):
December 31, 2021
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency - SBA
$
10,564
$
6
$
(50)
$
10,520
Collateralized mortgage obligations
160,506
22
(3,699)
156,829
Mortgage-backed securities - Residential
120,643
228
(2,029)
118,842
Mortgage-backed securities - Commercial
49,905
820
(608)
50,117
Municipal securities
25,164
6
(894)
24,276
Bank subordinated debt securities
27,003
1,418
(13)
28,408
Corporate bonds
12,068
482
-
12,550
$ 405,853 $
2,982
$
(7,293)
$
401,542
Held-to-maturity:
U.S. Government Agency - SBA
$
12,004
$
-
$
(363)
$
11,641
U.S. Government Agency

22,501
14
(252)
22,263
Collateralized mortgage obligations
44,820
-
(1,021)
43,799
Mortgage-backed securities - Residential
26,920
-
(568)
26,352
Mortgage-backed securities - Commercial
3,103
-
(90)
3,013
Corporate bonds
13,310
-
(221)
13,089
$
122,658
$
14
$
(2,515)
$
120,157
December 31, 2020
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency -SBA
$
1,488
$
64
$ - $
1,552
U.S. Government Agency
20,196
4
(168)
20,032
Collateralized mortgage obligations
104,426
386
(162)
104,650
Mortgage-backed securities - Residential
80,110
1,368
(177)
81,301
Mortgage-backed securities - Commercial
45,802
2,549
(20)
48,331
Municipal securities
24,230
39
(58)
24,211
Bank subordinated debt securities
24,004
631
(5)
24,630
Corporate bonds
27,733
1,882
-
29,615
$
327,989
$
6,923
$
(590)
$
334,322

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
For the year

ended December 31,

2021, there were
28

investment securities

that were transferred

from available-for-
sale

(“AFS”)

to

held-to-maturity

(“HTM”)

with

an

amortized

cost

basis

and

fair

value

amount

of

$
67.6

million

and
$
68.7

million, respectively.

On the

date of

transfer,

these securities

had a

total net

unrealized gain

of $
1.1

million with

no
impact to net income.
Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer.
The unrealized gain or loss at the

date of transfer is retained in

accumulated other comprehensive income

(“AOCI”) and in
the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security.

As
of December 31,

2021, total

amortization

out of

AOCI for

the net

unrealized

gains

on securities

transferred

from AFS

to
HTM was $
108

thousand.

The following

table presents

the proceeds,

realized gross

gains and

realized gross

losses on

sales and

calls of

AFS
debt securities for the years ended December 31, 2021 and

2020 (in thousands):
Available-for-sale: 2021 2020
Proceeds from sales and call of securities
$
51,974
$
57,309
Gross Gains
$
545
$
862
Gross Losses
(331)
(428)
Net realized gains
$
214
$
434
The

amortized

cost

and

fair

value

of

investment

securities,

by

contractual

maturity,

are

shown

below

for

the

date
indicated (in thousands).

Actual maturities may

differ from contractual

maturities because borrowers

may have the right

to
call or prepay

obligations with or

without call or

prepayment penalties. Securities not

due at a

single maturity date are

shown
separately.

Available-for-sale Held-to-maturity
December 31, 2021:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$
1,992
$
2,036
$
2,017
$
2,013
Due after one year through five years
5,983
6,288
11,293
11,076
Due after five years through ten years
31,096
32,512
- -
Due after ten years
25,164
24,398
- -
U.S. Government Agency - SBA
10,564
10,520
12,004
11,641
U.S. Government Agency

-

-

22,501
22,263
Collateralized mortgage obligations
160,506
156,829
44,820
43,799
Mortgage-backed securities - Residential

120,643
118,842
26,920
26,352
Mortgage-backed securities - Commercial

49,905
50,117
3,103
3,013
$
405,853
$
401,542
$
122,658
$
120,157
At December 31,

2021 and

2020, there

were no

securities to

any one

issuer,

in an

amount greater

than 10%

of total
stockholders’ equity

other than

the United

States Government

and Government

Agencies. All

the collateralized

mortgage
obligations

and

mortgage-backed

securities

are

issued

by

United

States

sponsored

entities

at

December 31,

2021

and
2020.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):
December 31, 2021
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency - SBA
$
19,165
$
(146)
$ - $ - $
19,165
$
(146)
U.S. Government Agency

6,786
(108)
15,477
(516)
22,263
(624)
Collateralized mortgage obligations
155,668
(3,223)
38,459
(1,497)
194,127
(4,720)
Mortgage-backed securities -
Residential
88,772
(1,178)
37,373
(1,274)
126,145
(2,452)
Mortgage-backed securities -
Commercial
25,289
(318)
7,507
(309)
32,796
(627)
Municipal securities

11,292
(395)
11,978
(499)
23,270
(894)
Bank subordinated debt securities
4,487
(13)
- -
4,487
(13)
$
311,459
$
(5,381)
$
110,794
$
(4,095)
$
422,253
$
(9,476)
December 31, 2020
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency - SBA $ - $ - $ - $ - $ - $ -
U.S. Government Agency

14,030
(168)
- -
14,030
(168)
Collateralized mortgage obligations
49,185
(162)
- -
49,185
(162)
Mortgage-backed securities -
41,611
(177)
- -
41,611
(177)
Mortgage-backed securities -
8,219
(20)
- -
8,219
(20)
Municipal securities

3,878
(58)
- -
3,878
(58)
Bank subordinated debt securities
995
(5)
- -
995
(5)
$
117,918
$
(590)
$ - $ - $
117,918
$
(590)
The unrealized

losses associated

with $
66.4

million of

investment securities

transferred from

the AFS

portfolio to

the
HTM portfolio during

the third quarter

of 2021 represent

unrealized losses

since the date

of purchase, independent

of the
impact associated with changes in the cost basis upon

transfer between portfolios.
The Company performs a review

of the investments that have

an unrealized loss to determine

whether there have been
any changes in the

economic circumstance of the security

issuer to indicate that

the unrealized loss is

impaired on an other-
than-temporary (“OTTI”) basis. Management considers several factors in their analysis including (i) severity and duration of the impairment, (ii) credit

rating of the security

including any downgrade,

(iii) intent to sell

the security,

or if it is

more likely
than not that it will be required to

sell the security before recovery,

(iv) whether there have been any payment

defaults and
(v) underlying guarantor of the securities.
The Company does not consider these

investments to be OTTI as the

decline in market value is attributable

to changes
in market

interest rates

and not

credit quality,

and because

the Company

does not

intend to

sell the

investments before
recovery of

their amortized

cost basis,

which may

be maturity,

and it

is more

likely than

not that

the Company

will not

be
required to sell the securities before maturity.
As of December 31, 2021, the Company maintains a master repurchase agreement with a public banking institution for up

to

$
20.0

million

fully

guaranteed

with

investment

securities

upon

withdrawal.

Any

amounts

borrowed

would

be

at

a
variable interest rate

based on prevailing

rates at the

time funding is

requested. At

December 31, 2021, the

Company did
not have any securities pledged under this agreement.
In 2018, the Company became a Qualified Public Depositor (“QPD”) with the State of Florida. As a QPD, the Company has the

authority to

legally maintain public

deposits from cities,

municipalities, and the

State of

Florida. These public

deposits
are

secured

by

securities

pledged

to

the

State

of

Florida

at

a

ratio

of

25%

of

the

outstanding

uninsured

deposits.

The
Company must also maintain a minimum amount of

pledged securities to be in the program.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
At December 31, 2021, the

Company had
eleven

Corporate Bonds with a

fair value of

$
20.4

million pledged to the

State
of Florida under the public funds program. The Company held

a total of $
37.3

million in public funds at December 31, 2021.
At December 31, 2020, the Company had
four

Corporate Bonds with a fair value of $
7.8

million pledged to the State of
Florida under the public funds program. The Company held

a total of $
14.1

million in public funds at December 31, 2020.
3.

LOANS
The following table is a summary of the distribution of

loans held for investment by type (in thousands):

December 31, 2021 December 31, 2020
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
201,359
16.9
% $
232,754
22.3
%
Commercial Real Estate
704,988
59.2
%
606,425
58.2
%
Commercial and Industrial
146,592
12.3
%
157,330
15.1
%
Foreign Banks
59,491
5.0
%
38,999
3.7
%
Consumer and Other

79,229
6.6
%
5,507
0.5
%
Total

gross loans
1,191,659
100.0
%
1,041,015
99.8
%
Less: Unearned income
1,578
2,511
Total

loans net of unearned income
1,190,081
1,038,504
Less: Allowance for credit losses
15,057
15,086
Total

net loans
$
1,175,024
$
1,023,418
At December 31, 2021 and 2020, the Company had $
185.1

million and $
250.7

million, respectively,

of commercial real
estate and residential mortgage loans pledged as collateral on lines of credit with the FHLB and the Federal Reserve Bank
of Atlanta. At December 31, 2021 and

2020, the Company had one loan

for $
1.2

million and $
0

million, respectively,

in the
process of foreclosure.
The Company was a participant

of the Small Business Administration’s

(“SBA”) Paycheck Protection Program

(“PPP”)
loans. These

loans were

designed to

provide a

direct incentive

for small

businesses to

keep their

workers on

payroll and
had to be used towards payroll cost, mortgage interest, rent, utilities and other costs related to COVID-19. These loans are
forgivable under specific criteria as determined by the SBA.

The Company had PPP loans of $
42.4

million at December 31,
2021

and

$
104.8

million

at

December 31,

2020,

which

are

categorized

as

commercial

and

industrial

loans.

These

PPP
loans had deferred loan fees of $
1.5

million at December 31, 2021 and $
1.8

million at December 31, 2020.
The

Company

recognized

$
4.5

million

and

$
3.1

million

in

PPP

loan

fees

and

interest

income

for

the

years

ended
December 31,

2021

and

2020,

respectively,

which

is

reported

under

loans,

including

fees

within

the

Consolidated
Statements of Operations.

The

Company

segments

the

portfolio

by

pools

grouping

loans

that

share

similar

risk

characteristics

and

employing
collateral type

and lien

position to

group loans

according to

risk. The

Company determines

historical

loss rates

for each
loan

pool

based

on

its

own

loss

experience.

In

estimating

credit

losses,

the

Company

also

considers

qualitative

and
environmental factors that may cause estimated credit losses for the loan portfolio to differ from historical

losses.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Changes

in

the

allowance

for

credit

losses

for

the

years

ended

December 31,

2021

and

2020

are

as

follows

(in
thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
December 31, 2021:
Beginning balance
$
3,408
$
9,453
$
1,689
$
348
$
188
$
15,086
Provision for credit losses
(919)
(695)
955
109
390
(160)
Recoveries
238

-
149

-
5
392
Charge-offs
(229)

-
(18)

-
(14)
(261)
Ending Balance

$
2,498
$
8,758
$
2,775
$
457
$
569
$
15,057
December 31, 2020:
Beginning balance
$
3,749
$
6,591
$
1,214
$
332
$
112
$
11,998
Provision for credit losses
(36)
2,861
321
16
88
3,250
Recoveries
168
1
307

-
18
494
Charge-offs
(473)
-
(153)

-
(30)
(656)
Ending Balance

$
3,408
$
9,453
$
1,689
$
348
$
188
$
15,086
Allowance for credit losses and the outstanding balances in

loans as of December 31, 2021 and 2020 are as

follows (in
thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
December 31, 2021:
Allowance for credit losses:
Individually evaluated for impairment
$
178
$ - $
71
$ - $
111
$
360
Collectively evaluated for impairment
2,320
8,758
2,704
457
458
14,697
Balances, end of period
$
2,498
$
8,758
$
2,775
$
457
$
569
$
15,057
Loans:
Individually evaluated for impairment
$
9,006
$
696
$
141
$ - $
224
$
10,067
Collectively evaluated for impairment
192,353
704,292
146,451
59,491
79,005
1,181,592
Balances, end of period
$
201,359
$
704,988
$
146,592
$
59,491
$
79,229
$
1,191,659
December 31, 2020:
Allowance for credit losses:
Individually evaluated for impairment
$
220
$ - $
108
$ - $
125
$
453
Collectively evaluated for impairment
3,188
9,453
1,581
348
63
14,633
Balances, end of period
$
3,408
$
9,453
$
1,689
$
348
$
188
$
15,086
Loans:
Individually evaluated for impairment
$
10,439
$
733
$
202
$ - $
278
$
11,652
Collectively evaluated for impairment
222,315
605,692
157,128
38,999
5,229
1,029,363
Balances, end of period
$
232,754
$
606,425
$
157,330
$
38,999
$
5,507
$
1,041,015

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Credit Quality Indicators
The Company grades loans based on the estimated capability of the borrower to repay the contractual obligation of the loan agreement based

on relevant information

which may include:

current financial information

on the borrower,

historical
payment

experience,

credit

documentation

and

other

current

economic

trends.

Internal

credit

risk

grades

are

evaluated
periodically.

The Company's internally assigned credit risk grades are as follows:
Pass
– Loans indicate different levels of satisfactory

financial condition and performance.

Special Mention

– Loans classified as special mention have a potential weakness that deserves management’s
close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment
prospects for the loan or of the institution’s

credit position at some future date.

Substandard
– Loans classified as substandard are inadequately protected by the current net worth and paying
capacity of the obligator or of the collateral pledged, if

any. Loans so classi

fied have a well-defined weakness or
weaknesses that jeopardize the liquidation of the debt.

They are characterized by the distinct possibility that the
institution will sustain some loss if the deficiencies are

not corrected.

Doubtful

– Loans classified as doubtful have all the weaknesses inherent in those classified at substandard, with
the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing
facts, conditions, and values, highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectible.
Loan credit exposures by internally assigned grades are

presented below for the periods indicated (in thousands):
As of December 31, 2021
Pass
Special
Mention Substandard Doubtful Total Loans
Residential real estate:
Home equity line of credit ("HELOC") and other
$
701
$ - $ - $ - $
701
1-4 family residential
130,840
-
4,581
-
135,421
Condo residential
65,237
- - -
65,237
196,778
-
4,581
-
201,359
Commercial real estate:
Land and construction
24,581
- - -
24,581
Multi family residential
127,489
- - -
127,489
Condo commercial
41,983
-
417
-
42,400
Commercial property
509,189
1,222
- -
510,411
Leasehold improvements
107
- - -
107
703,349
1,222
417
-
704,988
Commercial and industrial: (1)
Secured
97,605
-
536
-
98,141
Unsecured
48,434
-
17
-
48,451
146,039
-
553
-
146,592
Foreign banks
59,491
- - -
59,491
Consumer and other loans
79,005
-
224
-
79,229
Total
$
1,184,662
$
1,222
$
5,775
$ - $
1,191,659
(1)

All outstanding PPP loans were internally graded

pass.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
As of December 31, 2020
Pass
Special
Mention Substandard Doubtful Total Loans
Residential real estate:
Home equity line of credit ("HELOC") and other
$
905
$ - $ - $ - $
905
1-4 family residential
151,940
-
6,748
-
158,688
Condo residential
73,016
-
145
-
73,161
225,861
-
6,893
-
232,754
Commercial real estate:
Land and construction
37,348
- - -
37,348
Multi family residential
111,047
- - -
111,047
Condo commercial
37,171
-
442
-
37,613
Commercial property
415,967
-
803
-
416,770
Leasehold improvements
3,647
- - -
3,647
605,180
-
1,245
-
606,425
Commercial and industrial:
(1)
Secured
44,255
-
202
-
44,457
Unsecured
112,842
-
31
-
112,873
157,097
-
233
-
157,330
Foreign banks
38,999
- - -
38,999
Consumer and other loans
5,229
-
278
-
5,507
Total
$
1,032,366
$ - $
8,649
$ - $
1,041,015
(1)

All outstanding PPP loans were internally graded

pass.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The following table include an aging analysis

of accruing loans and total non-accruing

loans as of December 31, 2021 and
2020 (in thousands):
Accruing
As of December 31, 2021: Current
Past Due 30-
89 Days
Past Due >
90 Days and
Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
701
$

-
$ - $
701
$ - $
701
1-4 family residential
133,942
289
-
134,231
1,190
135,421
Condo residential
64,243
994
-
65,237
-
65,237
198,886
1,283
-
200,169
1,190
201,359
Commercial real estate:
Land and construction
24,581

-
-
24,581
-
24,581
Multi family residential
127,053
436
-
127,489
-
127,489
Condo commercial
42,400

-
-
42,400
-
42,400
Commercial property
510,411

-
-
510,411
-
510,411
Leasehold improvements
107

-
-
107
-
107
704,552
436
-
704,988
-
704,988
Commercial and industrial:
Secured
98,141
- -
98,141
-
98,141
Unsecured
48,041
410
-
48,451
-
48,451
146,182
410
-
146,592
-
146,592
Foreign banks
59,491
- -
59,491
-
59,491
Consumer and other
78,969
260
-
79,229
-
79,229
Total
$
1,188,080
$
2,389
$ - $
1,190,469
$
1,190
$
1,191,659

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Accruing
As of December 31, 2020: Current
Past Due
30-89 Days
Past Due >
90 Days and
Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
905
$ - $ - $
905
$ - $
905
1-4 family residential
154,779
2,354
-
157,133
1,555
158,688
Condo residential
72,625
536
-
73,161

-

73,161
228,309
2,890
-
231,199
1,555
232,754
Commercial real estate:
Land and construction
37,348
- -
37,348
-
37,348
Multi family residential
111,047
- -
111,047
-
111,047
Condo commercial
37,475
138
-
37,613
-
37,613
Commercial property
416,770
- -
416,770
-
416,770
Leasehold improvements
3,647
- -
3,647
-
3,647
606,287
138
-
606,425
-
606,425
Commercial and industrial:
Secured
44,378
56
-
44,434
23
44,457
Unsecured
112,873
- -
112,873
-
112,873
157,251
56
-
157,307
23
157,330
Foreign banks
38,999
- -
38,999
-
38,999
Consumer and other
5,198
309
-
5,507
-
5,507
Total
$
1,036,044
$
3,393
$ - $
1,039,437
$
1,578
$
1,041,015
There was
no

interest income recognized attributable to

nonaccrual loans outstanding at

December 31, 2021 and 2020.
Interest

income

on

these

loans

for

the

years

ended

December 31,

2021

and

2020,

would

have

been

approximately
$
5

thousand and $
47

thousand, respectively,

had these loans performed in accordance with their original

terms.

There were no loans over 90 days past due and accruing

as of December 31, 2021 and 2020.
Impaired Loans
The following table includes

the unpaid principal balances

for impaired loans with

the associated allowance amount,

if
applicable, on the basis of impairment methodology for the dates indicated (in thousands):
December 31, 2021 December 31, 2020
Unpaid
Principal
Balance
Net
Investment
Balance
Valuation
Allowance
Unpaid
Principal
Balance
Net
Investment
Balance
Valuation
Allowance
Impaired Loans with No Specific Allowance:
Residential real estate
$
5,021
$
5,035
$ - $
5,100
$
5,093
$ -
Commercial real estate
696
695
-
733
732
-
5,717
5,730
-
5,833
5,825
-
Impaired Loans with Specific Allowance:
Residential real estate
3,985
3,950
178
5,339
5,302
220
Commercial and industrial
141
141
71
202
202
108
Consumer and other
224
224
111
278
278
125
4,350
4,315
360
5,819
5,782
453
Total
$
10,067
$
10,045
$
360
$
11,652
$
11,607
$
453
Net investment balance is the unpaid principal balance

of the loan adjusted for the remaining net deferred loan

fees.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
The following table presents the

average recorded investment balance on impaired

loans as of December 31, 2021

and
2020 (in thousands):
2021 2020
Residential real estate
$
8,791
$
6,869
Commercial real estate
714
1,722
Commercial and industrial
178
230
Consumer and other
254
56
Total
$
9,937
$
8,877
Interest income

recognized on

impaired loans

for the

years ended December

31, 2021

and 2020

was $
415

thousand
and $
446

thousand, respectively.
Troubled Debt Restructuring
A troubled

debt

restructuring

(“TDR”)

occurs

when

the

Company

has agreed

to

a loan

modification

in

the

form

of

a
concession for a borrower who is experiencing financial difficulty.

The following table presents performing and non-performing

TDRs for the dates indicated (in thousands):
December 31, 2021 December 31, 2020
Accrual Status
Non-Accrual
Status Total TDRs Accrual Status
Non-Accrual
Status Total TDRs
Residential real estate
$
7,815
$ - $
7,815
$
8,884
$
777
$
9,661
Commercial real estate
696
-
696
733
-
733
Commercial and industrial
141
-
141
179
23
202
Consumer and other

224
-
224
278
-
278
Total
$
8,876
$ - $
8,876
$
10,074
$
800
$
10,874
The Company had

allocated $
360

thousand and $
453

thousand of specific

allowance for TDR

loans at December 31,
2021

and

2020,

respectively.

Charge-offs

on

TDR

loans

for

the

years

ended

December 31,

2021

and

2020

was

$
18
thousand and $
153

thousand, respectively.

There was
no

commitment to lend additional funds to these TDR

customers.
The Company did not have any new TDR loans for the year ended December 31, 2021. For the year ended December
31, 2020, the Company had the following new TDR loans

(in thousands, except number of loans):
Recorded Investment Prior to Modification Recorded Investment After Modification
Number of Loans Total Modifications Number of Loans Total Modifications
Residential real estate
6
$
5,679
6
$
5,679
Commercial real estate
1
451
1
451
Commercial and industrial
2
255
2
255
Consumer and other
1
279
1
275
10
$
6,664
10
$
6,660
Modifications to

loans can

be made

for rate,

term, payment,

conversion of

loan to

interest only

for a

limited time

or a
combination to include more than one type of modification.

As of December 31, 2021 and 2020, there were no defaults on loans which were modified as a TDR within the prior 12
months.
CARES Act Modifications
The

Company

provided

financial

relief

to

borrowers

impacted

by

COVID-19

and

provided

modifications

to

include
interest

only

deferral

or

principal

and

interest

deferral.

These

modifications

are

excluded

from

TDR

classification

under
Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
During the year ended December 31, 2020, the Company had modified
132

loans with outstanding balances of $
185.9
million. At December 31, 2020,
two

modified loans totaling $
777

thousand were classified as non-accrual and
two

modified
loans totaling $
1.4

million were past due.
During

the

year

ended

December 31,

2021,

the

Company

did

not

modify

any

new

loans

to

borrowers

impacted

by
COVID-19. At December 31, 2021, there was
one

loan past due for $
289

thousand that was modified in 2020.
4.

LEASES
The

Company

enters

into

leases

in

the

normal

course

of

business

primarily

for

banking

centers

and

back-office
operations. As of

December 31, 2021, the

Company leased nine

of the ten

banking centers and

the headquarter building.
The Company

is obligated

under non-cancelable

operating leases

for these

premises with

expiration dates

ranging from
2022 to 2036, many of these leases have extension

clauses which the Company could exercise which

would extend these
dates.

The Company

has classified

all leases as

operating leases.

Lease expense

for operating

leases are

recognized on

a
straight-line basis over

the lease term.

Right-of-use (“ROU”)

assets represent the

right to use

the underlying

asset for the
lease

term

and

lease

liabilities

represent

the

obligation

to

make

lease

payments

arising

from

the

lease.

The

Company
elected the short-term

lease recognition exemption

for all leases

that qualify,

meaning those with

terms under 12

months.
ROU assets or lease liabilities are not to be recognized

for short-term leases.
ROU assets and

lease liabilities are

recognized at the lease

commencement date based on

the estimated present value
of lease payments

over the

lease term.

In the Company’s

Consolidated Balance

Sheets, ROU

assets are

reported under
other assets while lease liabilities are classified under

accrued interest and other liabilities.

As

most

of

the

Company’s

leases

do

not

provide

an

implicit

rate,

the

incremental

borrowing

rate

based

on

the
information available

at commencement

date is

used. The

Company’s

incremental borrowing

rate is

based on

the FHLB
advance rate matching or nearing the lease term.

The following table presents the ROU assets and lease liabilities as of December 31, 2021 and 2020 (in thousands):
2021 2020
ROU assets:
Operating leases

$
14,185
$
14,513
Lease liabilities:
Operating leases

$
14,185
$
14,513
The weighted average remaining lease term and weighted average discount rate as of December 31, 2021 and 2020:
2021 2020
Weighted average remaining lease term (in years):
Operating leases
8.28
9.13
Weighted average discount rate:
Operating leases

2.32
%
2.49
%

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Future lease payment obligations and a reconciliation to lease liability as of December 31, 2021 (in thousands):
2022
$
2,837
2023
2,471
2024
2,540
2025
2,606
2026
1,675
Thereafter
3,968
Total

future minimum lease payments
16,097
Less: interest component
(1,912)
Total

lease liability
$
14,185
5.

PREMISES AND EQUIPMENT

A summary of premises and equipment are presented

below as of December 31, 2021 and 2020 (in thousands):
2021 2020
Land
$
972
$
1,372
Building
1,947
2,625
Furniture, fixtures and equipment
8,726
9,080
Computer hardware and software
4,552
4,471
Leasehold improvements
9,921
9,650
Premises and equipment, gross
26,118
27,198
Accumulated depreciation and amortization
(20,840)
(20,851)
Premises and equipment, net
$
5,278
$
6,347
Depreciation and amortization

expense was $
1.0

million and $
1.3

million for the years

ended December 31, 2021

and
2020, respectively.

During 2021, the Company

eliminated $
0.6

million in assets due

to the sale of one

banking center and
relocation

of

another

banking

center.

The

depreciation

on

these

assets

was

$
0.6

million

with

the

remaining

amount
recognized as an immaterial loss. The Company eliminated $
0.5

million in assets which were fully depreciated in 2020.
6.

INCOME TAXES

The Company’s provision

for income taxes is

presented in the following

table for the years

ended December 31, 2021
and 2020 (in thousands):
2021 2020
Current:
Federal
$ - $ -
State
- -
Total

current
- -
Deferred:
Federal
5,314
2,074
State
1,286
514
Total

deferred
6,600
2,588
Total

tax expense
$
6,600
$
2,588

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
The actual income

tax expense for the

years ended December 31, 2021

and 2020 differs from

the statutory tax expense
for the year (computed by applying the

U.S. federal corporate tax rate of
21
% for 2021 and 2020 to

income before provision
for income taxes) as follows (in thousands):
2021 2020
Federal taxes at statutory rate
$
5,812
$
2,815
State income taxes, net of federal tax benefit
969
469
Bank owned life insurance
(186)
(174)
Other, net
5
(522)
Total

tax expense
$
6,600
$
2,588
The following table presents

the deferred tax assets

and deferred tax liabilities

as of December 31, 2021

and 2020 (in
thousands):
2021 2020
Deferred tax assets:
Net operating loss
$
28,819
$
35,506
Allowance for credit losses
3,816
3,824
Lease liability
3,595
3,617
Unrealized loss on available for sale securities
817
-
Deferred loan fees
400
636
Depreciable property
361
285
Stock option compensation
241
169
Accruals
600
349
Other, net
2
7
Deferred tax asset
38,651
44,393
Deferred tax liability:
Unrealized gain on available for sale securities
-
(1,553)
Lease right of use asset
(3,595)
(3,617)
Deferred expenses
(127)
(64)
Deferred tax liability
(3,722)
(5,234)
Net deferred tax asset
$
34,929
$
39,159
The Company has approximately $
109.5

million of Federal and $
132.2

million of State net operating loss carryforwards
expiring in various amounts from 2031 to 2036. Their utilization is limited to future taxable earnings of the Company.
In assessing the

realizability of deferred

tax assets, management considered

whether it is

more likely than

not that some
portion or

all of

the deferred

tax assets

will not

be realized.

The ultimate

realization

of deferred

tax assets

is dependent
upon the generation of

future taxable income

during the periods

in which those temporary

differences become deductible.
Management considers the scheduled reversal

of deferred tax liabilities, projected future taxable

income, and tax planning
strategies in making this assessment.
The U.S.

Federal jurisdiction

and Florida

are the

major tax

jurisdictions where

the Company

files income

tax returns.
The Company is generally no longer subject to U.S. Federal or

State examinations by tax authorities for years before 2018.
For

the

years

ended

December 31,

2021 and

2020,

the

Company

did
no
t have

any unrecognized

tax benefits

as a
result of

tax positions

taken during

a prior

period or

during the

current period.

Additionally,
no

interest or

penalties

were
recorded as a result of tax uncertainties.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
7.

DEPOSITS
The following table presents deposits by type at December 31,

2021 and 2020 (in thousands):
2021 2020
Non-interest bearing deposits
$
605,425
$
442,467
Interest-bearing transaction accounts
55,878
45,132
Saving and money market deposits
703,856
527,373
Time deposits
225,220
258,430
Total

deposits
$
1,590,379
$
1,273,402
Time

deposits

exceeding

the

FDIC

insurance

limit

of

$250

thousand

at

December 31,

2021

and

2020

were
approximately $
119.4

million and $
104.1

million, respectively.

At December 31, 2021, the scheduled maturities of time deposits were (in thousands):
2022
$
184,495
2023
15,111
2024
4,164
2025
1,172
2026
20,271
Thereafter
7
$
225,220
At December 31,

2021 and

2020, the

aggregate amount

of demand

deposits reclassified

to loans

as overdrafts

was
$
247

thousand and $
224

thousand, respectively.
8.

BORROWINGS

Borrowed funds consist of fixed rate advances from the FHLB. At December 31, 2021 and 2020, FHLB advances were
$
36.0

million.
The following table presents

the fixed interest rates

and expected maturities

of the FHLB advances

at both December
31, 2021 and 2020 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
0.81%
Fixed August 17, 2023
$
5,000
1.04%
Fixed July 30, 2024
5,000
2.05%
Fixed March 27, 2025
10,000
1.91%
Fixed March 28, 2025
5,000
1.81%
Fixed April 17, 2025
5,000
1.07%
Fixed July 18, 2025
6,000
$
36,000
The

FHLB

holds

a

blanket

lien

on

the

Company's

loan

portfolio

that

may

be

pledged

as

collateral

for

outstanding
advances, subject

to eligibility

under the

borrowing agreement.

The Company

may also

choose to

assign cash

balances
held at the FHLB as additional collateral. See Note 3 “Loans”

for further discussion on pledged loans.
9.

EQUITY BASED AND OTHER COMPENSATION

PLANS

Employee 401(k) Plan
The Company has an

employee 401(k) plan (the

“Plan”) covering substantially all

eligible employees. The Plan includes
a provision

that

the employer

may contribute

to the

accounts

of eligible

employees

for whom

a salary

deferral

is made.
There was $
296

thousand and $
282

thousand of Company contributions to the Plan during the years ended December 31,
2021 and

2020, respectively

,

and are

included

under

salaries and

employee

benefits in

the Consolidated

Statements

of
Operations.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Stock-Based Compensation
Stock option

balances,

weighted average

exercise

price,

and weighted

average

fair value

of options

granted

for the
years ended December 31, 2021 and

2020 were adjusted to

reflect the
1 for 5

reverse stock split on

Class A common stock.
Stock options are only exercisable

to Class A common stock.

See Note 13 “Stockholders’ Equity”

for further discussion on
stock split.
In

2015,

the

Company's

shareholders

approved

the

2015

Equity

Incentive

Plan

(the

“2015

Option

Plan”),

which
authorized grants

of options

to purchase

up to
2,000,000

shares of

common stock.

The
2015
Option

Plan

provided that
vesting

schedules

will

be

determined

upon

issuance

of

options

by

the

Board

of

Directors

or

compensation

committee.
Options

granted

under

the

2015

Option

Plan

have

a
10
-year

life,

in

no

event

shall

an

option

be

exercisable

after

the
expiration of
10

years from the grant date. The 2015 Option Plan has a
10
-year life and will terminate in 2025. In July 2020,
the

shareholders

of

the

Company

approved

to

amend

the

2015

Option

plan

authorizing

the

issuance

of

an

additional
3,000,000

shares of common stock and extending the life of the plan
5

additional years, terminating in 2030. The approved
shares

after

being

adjusted

to

reflect

the
1 for 5

reverse

stock

split

totaled
1,000,000

shares.

In

December

2021,

the
shareholders of the Company approved to amend the

2015 Option plan authorizing the issuance of

an additional
1,400,000
shares of common stock.
At December 31, 2021, there were
1,401,667

shares available for grant under the

2015 Option Plan. At December 31,
2020, there were
621,667
shares available for grant under the 2015 Option Plan

after the
1 for 5

reverse stock split.

The Company recognizes compensation expense based

on the estimated grant date

fair value method using the

Black-
Scholes

option

pricing

model and

accounts

for this

expense

using

a prorated

straight-line

amortization

method over

the
vesting

period

of

the

option.

Stock

based

compensation

expense

is

based

on

awards

that

the

Company

expects

will
ultimately vest,

reduced by estimated forfeitures.

Estimated forfeitures consider the voluntary

termination trends as well as
actual option forfeitures.
The

compensation

expense

is

reported

under

salaries

and

employee

benefits

in

the

accompanying

Consolidated
Statements

of

Operations.

Compensation

expense

totaling

$
287

thousand

was

recognized

for

the

year

ended
December 31, 2021

and $
187

thousand for

the year

ended December

31, 2020.

There was
no

related tax

benefit for

the
years ended December 31, 2021 and 2020.
Unrecognized compensation cost remaining

on stock-based compensation totaled

$
1.3

million and $
0.1

million for the
years ended December 31, 2021 and 2020.
Cash

flows

resulting

from

excess

tax

benefits

are

required

to

be

classified

as

a

part

of

cash

flows

from

operating
activities. Excess tax benefits

are realized tax benefits

from tax deductions for

exercised options in

excess of the deferred
tax asset attributable to the compensation cost for such

options.
The fair value of options

granted was determined using

the following weighted-average

assumptions at December 31,
2021:
Assumption 2021
Risk-free interest rate

1.49%

Expected term
10

years
Expected stock price volatility
10
%
Dividend yield
0
%

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
The following table presents a summary of stock options

for the years ended December 31, 2021 and 2020:
Stock Options
Weighted Average
Exercise Price
Weighted Average
Remaining
Contractual Years
Aggregate Intrinsic
Value
Balance at January 1, 2021
339,667
$
9.37
7.1
Granted
620,000
$
11.69
Balance at December 31, 2021
959,667
$
10.87
8.4
Exercisable at December 31, 2021
319,667
$
9.07
6.0
$
663
Balance at January 1, 2020
(1)
365,667
$
9.30
8.5
Exercised
(2,000)
$
7.50
Forfeited
(24,000)
$
8.17
Balance at December 31, 2020
339,667
$
9.37
7.1
Exercisable at December 31, 2020
242,333
$
8.71
6.6
$
208
(1)

Class A common stock outstanding and additional

paid-in-capital for December 31, 2020 were adjusted

to reflect the 1 for 5 reverse stock split. See
Note 13 "Stockholders' Equity" for further discussion

on the stock split.
The aggregate intrinsic value in

the table above represents

the total pre-tax intrinsic

value (the difference between

the
valuation of the Company’s stock and the exercise price, multiplied by the number of options considered in-the-money) that
would have been received by the option holders had all option holders exercised their options.
The weighted average

fair value of

options granted for

the years ended

December 31, 2021 and

2020 was $
2.32

and
$
0.00
, respectively.
10.

OFF-BALANCE SHEET ARRANGEMENTS
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financial

needs of

its customers

and to reduce

its own

exposure to

fluctuations in

interest rates.

These financial
instruments include

unfunded commitments

under lines

of credit,

commitments to

extend credit,

standby and

commercial
letters of

credit. Those

instruments involve,

to varying

degrees, elements

of credit

and interest

rate risk

in excess

of the
amount recognized in the Company’s Consolidated Balance Sheets. The Company uses the same credit policies in making
commitments and conditional obligations as it does for on-balance-sheet instruments.
The Company's exposure

to credit loss

in the event

of nonperformance by

the other party

to the financial

instruments
for unused lines of credit, and standby letters of credit

is represented by the contractual amount of these commitments.
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
December 31, 2021 and 2020 (in thousands):

2021 2020
Commitments to grant loans and unfunded lines of credit
$
134,877
$
107,553
Standby and commercial letters of credit
6,420
1,813
Total
$
141,297
$
109,366
Commitments to

extend credit

are agreements

to lend

to a

customer as

long as

there is

no violation

of any

condition
established in the contract. Commitments generally have

fixed expiration dates or other termination clauses.
Unfunded lines of

credit and revolving

credit lines are

commitments for possible

future extensions

of credit to

existing
customers. These lines of

credit are uncollateralized and

usually do not contain

a specified maturity date

and ultimately may
not be drawn upon to the total extent to which the Company

is committed.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Standby

and

commercial

letters

of

credit

are

conditional

commitments

issued

by

the

Company

to

guarantee

the
performance of a

customer to

a third

party. Those letters of

credit are

primarily issued to

support public and

private borrowing
arrangements. Essentially all letters of credit have fixed maturity dates and many of them expire without being drawn upon, they do not generally present a significant liquidity risk

to the Company.
11.

DERIVATIVES

The Company utilizes interest rate swap agreements

as part of its asset liability management strategy

to help manage
its interest

rate risk

position. The

notional amount

of the

interest rate

swaps do

not represent

amounts exchanged

by the
parties. The amounts exchanged are

determined by reference to

the notional amount and the

other terms of the individual
interest rate swap agreements.

The Company enters into interest rate swaps with its loan customers. The Company had
18

and
15

interest rate swaps
with loan customers with

a notional amount of

$
39.2

million and $
30.6

million at December 31, 2021

and 2020, respectively.
These interest

rate swaps

have a

maturity date

between 2025

and 2051.

The Company

entered into

corresponding

and
offsetting derivatives

with third

parties. The fair

value of liability

on these derivatives

requires the Company

to provide the
counterparty with funds to

be held as collateral

which the Company reports as

other assets under the Consolidated

Balance
Sheets. While these derivatives represent economic hedges,

it does not qualify as hedges for accounting purposes.

The following table reflects the Company’s customer

related interest rate swaps for the dates indicated

(in thousands):

Fair Value
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
December 31, 2021:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
39,156
$
1,260
Other assets/Other liabilities
$
1,434
$
1,434
December 31, 2020:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
30,611
$
260
Other assets/Other liabilities
$
500
$
500
12.

FAIR VALUE

MEASUREMENTS

Determination of Fair Value
The Company

uses

fair value

measurements

to record

fair-value

adjustments

to certain

assets

and liabilities

and to
determine fair value

disclosures. In accordance

with the fair

value measurements

accounting guidance, the

fair value of

a
financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market

participants

at the

measurement

date.

Fair value

is best

determined based

upon quoted

market prices.
However, in

many instances, there

are no quoted

market prices for the

Company's various financial

instruments. In cases
where quoted

market prices

are not

available, fair

values are

based on

estimates using

present value

or other

valuation
techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
The fair

value guidance provides

a consistent definition

of fair

value, which focuses

on exit

price in

an orderly transaction
(that is,

not a

forced

liquidation

or distressed

sale) between

market participants

at the

measurement

date

under current
market conditions.

If there

has been

a significant

decrease

in the

volume

and level

of activity

for the

asset

or liability,

a
change in

valuation technique or

the use

of multiple

valuation techniques may

be appropriate.

In such

instances, determining
the

price

at

which

willing

market

participants

would

transact

at

the

measurement

date

under

current

market

conditions
depends on the facts

and circumstances and

requires the use of

significant judgment. The fair

value is a reasonable

point
within the range that is most representative of fair value under current market conditions.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Fair Value Hierarchy
In accordance with

this guidance, the

Company groups its

financial assets

and financial liabilities

generally measured
at fair

value in

three

levels, based

on the

markets

in which

the assets

and liabilities

are traded,

and the

reliability

of the
assumptions used to determine fair value.
Level 1

- Valuation

is based

on quoted

prices in

active markets

for identical

assets or

liabilities that

the reporting
entity has

the ability

to access

at the measurement

date. Level

1 assets

and liabilities

generally include

debt and
equity securities that

are traded in

an active exchange

market. Valuations are obtained from

readily available pricing
sources for market transactions involving identical assets

or liabilities.
Level 2

- Valuation

is based on inputs other

than quoted prices included

within Level 1 that are

observable for the
asset

or

liability,

either

directly

or

indirectly.

The

valuation

may

be

based

on

quoted

prices

for

similar

assets

or
liabilities; quoted

prices in

markets that are

not active;

or other inputs

that are observable

or can be

corroborated
by observable market data for substantially the full term of the asset or liability.
Level 3

- Valuation

is based on

unobservable inputs that

are supported

by little or

no market activity

and that are
significant

to

the

fair

value

of

the

assets

or

liabilities.

Level

3

assets

and

liabilities

include

financial

instruments
whose value

is determined

using pricing

models, discounted

cash

flow

methodologies,

or similar

techniques,

as
well as instruments for which determination of fair value

requires significant management judgment or estimation.
A

financial

instrument's

categorization

within

the

valuation

hierarchy

is

based

upon

the

lowest

level

of

input

that

is
significant to the fair value measurement.
Items Measured at Fair Value

on a Recurring Basis
Investment securities:

When instruments are traded

in secondary markets and

quoted market prices do

not exist for
such securities,

management generally

relies on

prices obtained

from independent

vendors or

third-party broker-dealers.
Management reviews pricing methodologies provided by the vendors and third-party broker-dealers in order to determine if observable market information is being utilized. Securities measured with pricing provided by independent vendors or third-
party broker-dealers

are classified within

Level 2 of

the hierarchy and

often involve using

quoted market

prices for similar
securities, pricing models or discounted cash flow analyses

utilizing inputs observable in the market where available.
Derivatives:

The

fair

value

of

derivatives

are

measured

with

pricing

provided

by

third-party

participants

and

are
classified within Level 2 of the hierarchy.
The following table represents

the Company's assets measured at

fair value on a

recurring basis at December 31, 2021
and 2020 for each of the fair value hierarchy levels (in thousands):
2021 2020
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency - SBA
$ - $
10,520
$ - $
10,520
$ - $
1,552
$ - $
1,552
U.S. Government Agency

- - - - -
20,032
-
20,032
Collateralized mortgage obligations
-
156,829
-
156,829
-
104,650
-
104,650
Mortgage-backed securities - Residential

-
118,842
-
118,842
-
81,301
-
81,301
Mortgage-backed securities - Commercial
-
50,117
-
50,117
-
48,331
-
48,331
Municipal Securities
-
24,276
-
24,276
-
24,211
-
24,211
Bank subordinated debt securities
-
28,408
-
28,408
-
24,630
-
24,630
Corporate Bond
-
12,550
-
12,550
-
29,615
-
29,615
Total
-
401,542
-
401,542
-
334,322
-
334,322
Derivative assets
-
1,434
-
1,434
-
500
-
500
Total assets at fair value
$ - $
402,976
$ - $
402,976
$ - $
334,822
$ - $
334,822
Derivative liabilities $ - $
1,434
$ - $
1,434
$ - $
500
$ - $
500
Total liabilities at fair value
$ - $
1,434
$ - $
1,434
$ - $
500
$ - $
500

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Items Measured at Fair Value

on a Non-recurring Basis

Impaired Loans:
At December

31,

2021 and

2020,

in accordance

with

provisions of

the

loan impairment

guidance,
individual loans

with a

carrying amount

of approximately

$
4.4

million and

$
5.8

million, respectively,

were written

down to
their

fair

value

of

approximately

$
4.0

million

and

$
5.4

million,

respectively,

resulting

in

an

impairment

charge

of
$
360

thousand

and $
453

thousand,

respectively,

which

was included

in the

allowance

for credit

losses

at December

31,
2021 and 2020, respectively.

Loans applicable to write-downs, or impaired

loans, are estimated using the present

value of
expected

cash

flows

or

the

appraised

value

of

the

underlying

collateral

discounted

as

necessary

due

to

management's
estimates of changes in economic conditions are considered

a Level 3 valuation.
Other Real

Estate:

Other real

estate owned are

valued at the

lesser of the

third-party appraisals

less management's
estimate of

the costs to

sell or the

carrying cost of

the other

real estate

owned. Appraisals generally

use the market

approach
valuation technique

and use

market observable

data to

formulate an

opinion of

the fair

value of

the properties.

However,
the appraiser

uses professional

judgment in

determining the

fair value

of the

property and

the Company

may also

adjust
the value for changes in

market conditions subsequent

to the valuation date

when current appraisals

are not available. As
a consequence of the carrying cost or the

third-party appraisal and adjustments therein, the fair values of the properties are considered a Level 3 valuation.

The following table represents the Company’s assets measured at fair value on a non-recurring basis at December 31,
2021 and 2020 for each of the fair value hierarchy levels

(in thousands):
Level 1 Level 2 Level 3 Total
December 31, 2021:
Impaired loans
$ - $ - $
3,990
$
3,990
December 31, 2020:
Impaired loans
$ - $ - $
5,366
$
5,366
The following table presents

quantified information about

Level 3 fair value

measurements for assets measured

at fair
value on a non-recurring basis at December 31, 2021 and 2020

(in thousands):
Fair Value
Valuation Techniqu

e(s)
Unobservable Input(s)
December 31, 2021:
Residential real estate
$
3,807
Sales comparison approach Adj. for differences between comparable sales
Commercial and industrial
70
Discounted cash flow Adj. for differences in net operating income expectations
Other
113
Discounted cash flow Adj. for differences in net operating income expectations
Total

impaired loans
$
3,990
December 31, 2020:
Residential real estate
$
5,119
Sales comparison approach Adj. for differences between comparable sales
Commercial and industrial
94
Discounted cash flow Adj. for differences in net operating income expectations
Other
153
Discounted cash flow Adj. for differences in net operating income expectations
Total

impaired loans
$
5,366
There were
no

financial liabilities measured at fair value on a non-recurring basis at December 31, 2021 and 2020.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Items Not Measured at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at December 31, 2021 and 2020 are as follows (in thousands):
Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
December 31, 2021:
Financial Assets:
Cash and due from banks
$
6,477
$
6,477
$ - $ - $
6,477
Interest-bearing deposits in banks
$
39,751
$
39,751
$ - $ - $
39,751
Investment securities held to maturity
$
122,658
$ - $
120,157
$ - $
120,157
Loans held for investment, net
$
1,175,024
$ - $ - $
1,189,191
$
1,189,191
Accrued interest receivable
$
5,975
$ - $
1,222
$
4,753
$
5,975
Financial Liabilities:
Demand Deposits
$
605,425
$
605,425
$ - $ - $
605,425
Money market and savings accounts
$
703,856
$
703,856
$ - $ - $
703,856
Interest-bearing checking accounts
$
55,878
$
55,878
$ - $ - $
55,878
Time deposits
$
225,220
$ - $ - $
224,688
$
224,688
FHLB advances
$
36,000
$ - $
36,479
$ - $
36,479
Accrued interest payable
$
96
$ - $
50
$
46
$
96
December 31, 2020:
Financial Assets:
Cash and due from banks
$
9,828
$
9,828
$ - $ - $
9,828
Interest-bearing deposits in banks
$
37,906
$
37,906
$ - $ - $
37,906
Loans held for investment, net
$
1,023,418
$ - $ - $
1,046,782
$
1,046,782
Accrued interest receivable
$
5,547
$ - $
874
$
4,673
$
5,547
Financial Liabilities:
Demand Deposits
$
442,467
$
442,467
$ - $ - $
442,467
Money market and savings accounts
$
527,373
$
527,373
$ - $ - $
527,373
Interest-bearing checking accounts
$
45,132
$
45,132
$ - $ - $
45,132
Time deposits
$
258,430
$ - $ - $
259,857
$
259,857
FHLB advances
$
36,000
$ - $
37,543
$ - $
37,543
Accrued interest payable
$
156
$ - $
49
$
107
$
156
13.

STOCKHOLDERS’ EQUITY
Common Stock
The rights

of the

holders of

Class A

common stock

and Class

B common

stock are

the same,

except for

voting and
conversion rights.

Holders of

Class A

common stock

are entitled

to voting

rights, while

holders of

Class B

common stock
have no

voting rights.

Shares of

Class

B common

stock

are convertible

into shares

of Class

A common

stock

if sold

or
transferred.
On June 16, 2021, the Company effected a 1 for 5

reverse stock split of all the Class A common stock $
1.00

par value.
As of

the effective

date of

June 16,

2021, each

five shares

of the

Company’s Class

A common

stock was

combined into
one

fully paid share of Class A common stock. Any fractional shares resulting from this reverse stock split were rounded up
to one whole share. The Company has adjusted the Class A

common stock, earnings per share and stock options adjusted
for this 1 for 5

reverse stock split for all

periods here. The Class B common

stock were not adjusted but

if sold or exchanged
would be converted at the 1 for 5

reverse stock split of 5 Class B common stock for
1

share of Class A common stock. Any
dividends declared by

the Board of

Directors (the “Board”)

to include Class

B common stock

will also be

paid as if

converted.
The 1 for 5

reverse

stock

split

resulted

in

adjustments

to

Consolidated

Balance

Sheets,

Consolidated

Statements

of
Operations, and Consolidated Statements of Changes

in Stockholders’ Equity.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
On July

27, 2021,

the Company

completed the

Initial Public

Offering (“IPO”)

of its

Class A

common stock,

in which

it
issued and

sold
4,600,000

shares of

Class A

common stock

at a

price of

$
10.00

per share.

The Company

received total
net proceeds of $
40.0

million after deducting underwriting discounts and expenses.
On

December

21,

2021,

the

Company

entered

into

agreements

with

the

Class

B

shareholders

to

exchange

all
outstanding Class

B non-voting

common stock

for Class

A voting

common stock

at a

ratio of
5

to 1.

On the

same day,

a
total of
6,121,052

shares of Class B common stock was exchanged for
1,224,212

shares of Class A common stock.

In December 2021,

USCB Financial Holdings,

Inc. (the “Company”)

acquired all the

issued and outstanding

shares of
the Class A voting

common stock of

U.S. Century Bank

(the “Bank”), which are

the only issued and

outstanding shares of
the Bank’s capital

stock, in a share

exchange (the “Reorganization”)

effected under the

Florida Business Corporation

Act.
Each of the outstanding

shares of the

Bank’s common stock,

par value $
1.00

per share, formerly

held by its

shareholders
was converted into and

exchanged for one newly issued

share of the Company’s common

stock, par value $
1.00

per share,
and

the

Bank

became

the

Company’s

wholly-owned

subsidiary.

Prior

to

filing

the

bank

holding

company

formation,

the
Company

had

no

material

assets

and

had

not

conducted

any

business

or operations

except

for activities

related to

our
organization and the Reorganization.
In the

Reorganization,

each

shareholder

of the

Bank

received securities

of

the same

class,

having

substantially

the
same designations,

rights,

powers, preferences,

qualifications,

limitations

and restrictions,

as those

that the

shareholder
held

in

the

Bank,

and

the

Company’s

current

shareholders

own

the

same

percentages

of

its

common

stock

as

they
previously owned of the Bank’s common stock.
Preferred Stock
On April 5, 2021,

the Board authorized and

approved the offer to

repurchase all outstanding shares of

Class E preferred
stock at

the liquidation

value of

$
7.5

million along

with declared

dividends of

$
103

thousand.

All Class

E preferred

stock
shareholders approved the repurchase which the Company

completed on April 26, 2021.

The Company offered the

Class C and Class D preferred

stockholders the ability to exchange

their shares for Class A
common stock. The offer

to exchange was voluntary

and the preferred stockholders

were given the option to

convert
90
%
of

their

preferred

shares

for

Class

A

common

stock

with

the

remaining
10
%

to

be

redeemed

in

the

form

of

cash.

The
exchange ratio for the shares of

Class A common stock issued in the

exchange transaction was based upon

the IPO price
for shares of Class A common stock.

During the year ended December 31, 2021,
47,473

shares of Class C preferred stock

and
11,061,552

shares of Class
D preferred stock

converted into
10,278,072

shares of Class

A common stock.

The exchange of

the Class C

and Class D
preferred

shares

had

a total

liquidation

value

of

$
102.8

million.

The remaining

unconverted

shares

of Class

C preferred
stock

and

Class

D

preferred

stock

totaling
1,234,354

shares

were

subsequently

redeemed

at

liquidation

value

for
$
11.4

million.

The fair value of

consideration on the exchange and redemption

of the Class C and

Class D preferred shares exceeded
the

book

value

causing

a

one-time

reduction

in

net

income

available

to

common

stockholders

of

$
89.6

million.

As

of
December 31, 2021, there were
no

preferred shares and
no

outstanding dividends to be paid.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
Dividends
The Board approved

the following dividend

amounts on the

preferred shares for

the years ended

December 31, 2021
and 2020 (in thousands):

2021 2020
Preferred stock - Class C: Non-voting, Non-cumulative, Perpetual: $
1.00

par value; $
1,000
per share liquidation preference; annual dividend rate of
4
% of liquidation preference paid
quarterly. Quarterly dividend of $
10.00

per share.
$
1,494
$
2,110
Preferred stock - Class D: Non-voting, Non-cumulative, Perpetual: $
1.00

par value; $
5.00
per share liquidation preference; annual dividend rate of
4
% of par value paid quarterly.
Quarterly dividend of $
0.01

per share.
348
492
Preferred stock - Class E: Non-voting, partially cumulative, Perpetual: $
1.00

par value;
$
1,000

per share liquidation preference; annual dividend rate of
7
% of liquidation
preferences paid quarterly. Quarterly dividend of $
17.50

per share.
235
525
Total

dividends paid
$
2,077
$
3,127
Declaration of dividends by the Board is required before dividend payments are made. The dividend payment dates for
Class C and

Class D preferred shares

were set by

the Board while

the Class E preferred

shares had a

set dividend payment
date on the fifteenth of February,

May, August, and November.
No

dividends were approved by

the Board for the common

stock classes for the years

ended December 31, 2021 and
2020. Additionally, there

were
no

dividends declared and unpaid at December 31, 2021

and 2020.
14.

EARNINGS PER SHARE
Earnings

per

share

(“EPS”)

for

common

stock

is

calculated

using

the

two-class

method

required

for

participating
securities. Basic EPS

is calculated by

dividing net income

(loss) available to

common stockholders by the

weighted-average
number of common shares outstanding for

the period, without consideration for common

stock equivalents. Diluted EPS is
computed by

dividing net

income (loss)

available to

common stockholders

by the

weighted-average

number

of common
shares outstanding for

the period and

the weighted-average number

of dilutive common

stock equivalents outstanding

for
the period determined using the treasury-stock method. For

purposes of this calculation, common stock equivalents include common stock options and are only included in the calculation of diluted EPS when their effect is dilutive.

In

calculating

EPS

for

the

year

ended

December 31,

2021,

net

income

available

to

common

stockholders

was

not
allocated between Class A and

Class B common stock since

there was no issued and outstanding

Class B common stock
at year-end.
In calculating EPS for the

year ended December 31, 2020, net

income available to common stockholders was allocated
as if all

the income for

the period were

distributed to common

stockholders. The

allocation was

based on the

outstanding
shares per

common share

class to

the total

common

shares outstanding

during

each period

giving effect

for the
1 for 5
reverse

stock

split.

The

Company’s

Articles

of

Incorporation

require

that

the

distribution

of

net

income

to

Common

B
stockholders be adjusted to give effect for Class A stock splits. Therefore, the income allocated to Class B common shares was calculated based on their
20
% per share equivalent to Class A common shares.
The following table

reflects the calculation

of net income

(loss) available to

common stockholders

for the years

ended
December 31, 2021 and 2020 (in thousands):
2021 2020
Net Income
$
21,077
$
10,820
Less: Preferred stock dividends

2,077
3,127
Less: Exchange and redemption of preferred shares
89,585
-
Net income (loss) available to common stockholders
$
(70,585)
$
7,693

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
The following

table reflects

the calculation

of basic

and diluted

earnings (loss)

per common

share class

for the

years
ended December 31, 2021 and 2020 (in thousands, except

per share amounts):
2021 2020
Class A
Class B

Class A Class B (1)
Basic EPS
Numerator:
Net income (loss) available to common shares before allocation
$
(70,585)
$ - $
7,693
$
7,693
Multiply: % allocated on weighted avg. shares outstanding
100.0%
- %
76.1%
23.9%
Net income (loss) available to common shares after allocation
$
(70,585)
$ - $
5,854
$
1,839
Denominator:
Weighted average shares outstanding
10,507,530
-
3,887,480
6,121,052
Earnings (loss) per share, basic
$
(6.72)
$
-
$
1.51
$
0.30
Diluted EPS
Numerator:
Net income (loss) available to common shares before allocation
$
(70,585)
$ - $
7,693
$
7,693
Multiply: % allocated on weighted avg. shares outstanding
100.0%
- %
76.1%
23.9%
Net income (loss) available to common shares after allocation
$
(70,585)
$ - $
5,854
$
1,839
Denominator:
Weighted average shares outstanding for basic EPS
10,507,530
-
3,887,480
6,121,052
Add: Dilutive effects of assumed exercises of stock options
-
-
23,810
-
Weighted avg. shares including dilutive potential common shares
10,507,530
-
3,911,290
6,121,052
Earnings (loss) per share, diluted
$
(6.72)
$
-
$
1.50
$
0.30
Anti-dilutive stock options excluded from diluted EPS
183,303
-
75,666
-
(1)

Net income (loss) available to common shares

between Class A and Class B common stock was

allocated based on the weighted average

number
of shares outstanding. The allocation also assumes

that Class B shares are converted to Class A which

is equivalent to
0.20

per share of Class B or
1,224,212

shares of Class A shares.
For the year

ended December 31, 2021,

the Company was

in a net

loss position after

adjusting for the

exchange and
redemption of the Class C and Class D preferred

shares, making basic net loss per share

the same as diluted net loss per
share as the inclusion of all potential common shares outstanding would have been antidilutive.
See Note 13 “Stockholders’ Equity” for further discussion

on the stock splits.
15.

REGULATORY

MATTERS
Banks and

bank holding

companies

are subject

to regulatory

capital requirements

administered by

federal and

state
banking

agencies.

Failure

to

meet

minimum

capital

requirements

can

initiate

certain

mandatory

and

possibly

additional
discretionary actions

by regulators

that, if

undertaken, could

have a

direct material

effect on

the Company's

consolidated
financial

statements.

Under

capital

adequacy

guidelines

and

the

regulatory

framework

for

prompt

corrective

action,

the
Company and the

Bank must meet

specific capital guidelines

that involve quantitative

measures of their

assets, liabilities,
and

certain

off-balance-sheet

items

as

calculated

under

regulatory

accounting

practices.

The

Company

and

the

Bank’s
capital

amounts

and

classification

are

also

subject

to

qualitative

judgments

by

the

regulators

about

components,

risk
weightings, and other factors.
Based on changes to the Federal Reserve’s definition of a “Small Bank

Holding Company” that increased the threshold
to $3.0 billion in assets

in August 2018, the Company

is not currently subject to

separate minimum capital measurements.
At such time when the Company reaches the

$3.0 billion asset level, it will

be subject to capital measurements independent
of the Bank.
The Bank has

elected to permanently opt-out

of the inclusion

of accumulated other comprehensive

income in the

capital
calculations, as permitted by the regulations. This

opt-out will reduce the impact of

market volatility on the Bank’s regulatory
capital levels.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
The Bank is

subject to the

rules of the

Basel III regulatory capital

framework and related Dodd-Frank

Wall Street Reform
and Consumer Protection

Act. The rules include

the implementation of

a
2.5
% capital conservation

buffer that is

added to
the minimum requirements

for capital adequacy

purposes. Failure

to maintain the

required capital conservation

buffer will
limit the ability of

the Bank to pay

dividends, repurchase shares

or pay discretionary

bonuses. At December

31, 2021 and
2020, the capital ratios for the Bank were sufficient

to meet the conservation buffer.
Prompt

corrective

action

regulations

provide

five

classifications:

well

capitalized,

adequately

capitalized,
undercapitalized,

significantly

undercapitalized,

and

critically

undercapitalized,

although

these

terms

are

not

used

to
represent overall financial condition. If

adequately capitalized, regulatory approval

is required to accept brokered

deposits.
If

undercapitalized,

capital

distributions

are

limited,

as

is

asset

growth

and

expansion,

and

capital

restoration

plans

are
required.

At December 31,

2021 and

2020, the

most recent

notification from

the regulatory

authorities categorized

the Bank

as
well capitalized

under the

regulatory framework

for prompt

corrective action.

Failure to

meet statutorily

mandated capital
guidelines

could

subject

the

Bank

to

a

variety

of

enforcement

remedies,

including

issuance

of

a

capital

directive,

the
termination of deposit

insurance by the

FDIC, a prohibition

on accepting or

renewing brokered deposits,

limitations on the
rates of

interest that

the Bank

may pay

on

its deposits

and other

restrictions

on

its business.

To

be categorized

as well
capitalized, an institution

must maintain minimum

total risk-based, Tier

1 risk-based and Tier

1 leverage ratios as

set forth
in the

table below.

There are

no conditions

or events

since the

notification that

management believes

have changed

the
Bank’s category.

Actual

and

required

capital

amounts

and

ratios

are

presented

below

for

both

the

Bank

and

the

Company

at
December 31,

2021

and

2020

(in

thousands,

except

ratios).

The

required

amounts

for

capital

adequacy

shown

do

not
include the capital conservation buffer previously

discussed.
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
December 31, 2021:
Total

risk-based capital
$
186,735
14.92
% $
100,125
8.00
% $
125,157
10.00
%
Tier 1 risk-based capital
$
171,484
13.70
% $
75,094
6.00
% $
100,125
8.00
%
Common equity tier 1 capital
$
171,484
13.70
% $
56,321
4.50
% $
81,352
6.50
%
Leverage ratio
$
171,484
9.55
% $
71,825
4.00
% $
89,781
5.00
%
December 31, 2020:
Total

risk-based capital
$
139,326
14.24
% $
78,260
8.00
% $
97,825
10.00
%
Tier 1 risk-based capital
$
127,061
12.99
% $
58,695
6.00
% $
78,260
8.00
%
Common equity tier 1 capital
$
94,984
9.71
% $
44,021
4.50
% $
63,587
6.50
%
Leverage ratio
$
127,061
8.61
% $
59,053
4.00
% $
73,817
5.00
%
As

of

December 31,

2021,

there

was

no

activity

between

the

parent

bank

holding

company

and

its

subsidiaries

to
disclose on the statements of operations or statements

of cash flows.
Effective December 28, 2021, the Company acquired the Bank in a merger and reorganization through the formation of
a bank holding company.

Pursuant to this transaction, all of the

outstanding shares of the Bank’s

$
1.00

par value common
stock formerly

held by

its shareholders

was converted

into and

exchanged for

one newly

issued share

of the

Company’s
par value common

stock, and the Bank

became a subsidiary of

the Company. See Note 13 “Stockholders’ Equity”

for further
details.
The Company

is limited in

the amount

of cash

dividends that

it may

pay.

Payment of dividends

is generally

limited to
the Company’s

net income

of the

current year

combined with

the Bank’s

retained income

of the

preceding two

years, as
defined by state banking regulations. However, for any dividend declaration, the Company must consider additional factors
such as the amount

of current period net

income, liquidity,

asset quality,

capital adequacy and

economic conditions at

the
Bank. It is likely that

these factors would further limit the

amount of dividends which the Company could

declare. In addition,
bank regulators have

the authority to

prohibit banks from

paying dividends

if they deem

such payment to

be an unsafe

or
unsound practice.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2021 10-K
16.

RELATED PARTY

TRANSACTIONS

In

the

ordinary

course

of

business,

principal

officers,

directors,

and

affiliates

may

engage

in

transactions

with

the
Company.

The

following

table

presents

loans

to

and

deposits

from

related

parties

included

within

the

accompanying
Consolidated Financial Statements at December 31, 2021

and 2020 (in thousands):
2021 2020
Consolidated Balance Sheets:
Loans held for investment, net

$ - $ -
Deposits
$
1,905
$
1,793
Consolidated Statements of Operations:
Interest income
$ - $ -
Interest expense
$
16
$
23
17.

PARENT COMPANY

CONDENSED FINANCIAL INFORMATION

In December

2021, USCB

Financial Holdings,

Inc. was

formed as

the parent

bank holding

company of

U.S. Century
Bank. The

condensed

balance

sheets

are presented

below for

USCB

Financial

Holdings,

Inc. at

the

dates

indicated

(in
thousands):
December 31, 2021 December 31, 2020
ASSETS:
Investment in bank subsidiary
$
203,897
$ -
Other assets
- -
Total

assets
$
203,897
$ -
LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities
$ - $ -
Stockholders' equity
203,897
-
Total

liabilities and stockholders' equity
$
203,897
$ -
At December 31, 2021, there was no activity between the parent bank holding company and its subsidiaries to disclose
on the statements of operations or statements of cash flows.

18.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise in

the ordinary

course of

business. In

the opinion

of
management, none

of these

actions, either

individually or

in the aggregate,

is expected

to have

a material

adverse effect
on the Company’s

Consolidated Financial Statements.
19.

SUBSEQUENT EVENTS

Management has

evaluated subsequent

events from

January 1,

2022 through

March 24,

2022, which

is the

date this
Form 10-K was available to be issued.
Share Repurchase Program
On January

24, 2022,

the Board

approved a

share repurchase

program of

up to
750,000

shares of

Class A

common
stock. Under

the repurchase

program, the

Company

may purchase

shares of

Class

A common

stock on

a discretionary
basis from

time to

time through

open market

repurchases, privately negotiated

transactions, or

other means.

The repurchase
program

has

no

expiration

date

and

may

be

modified,

suspended,

or

terminated

at

any

time.

Repurchases

under

this
program will be funded from the Company’s

existing cash and cash equivalents or future cash flow.

USCB Financial Holdings, Inc.

2021 10-K
Item 9.

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and its

Chief
Financial

Officer,

we

evaluated

the

effectiveness

of

the

design

and

operation

of

the

Company’s

disclosure

controls

and
procedures

as

of

December 31,

2021.

Based

on

that

evaluation,

management

believes

that

the

Company’s

disclosure
controls

and

procedures

were

effective

to

collect,

process,

and

disclose

the

information

required

to

be

disclosed

in

the
reports filed or

submitted under

the Exchange

Act within the

required time

periods as of

the end of

the period covered

by
this Report.
Management’s Report on Internal Control

over Financial Reporting
This Annual

Report does

not include

a report

of management’s

assessment

regarding internal

control

over

financial
reporting or an attestation

report of the Company’s

registered public accounting

firm due to a

transition period established
by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There has been

no change in

our internal control

over financial reporting

(as defined in

Rules 13a-15(f) and

15d-15(f)
under the

Exchange Act)

during our

most recent

fiscal quarter

that has

materially affected, or

is reasonably

likely to

materially
affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions

That Prevent Inspections
Not applicable.

USCB Financial Holdings, Inc.

2021 10-K
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information

required by

Item 10

is incorporated

by reference

to the

information that

appears under

the headings
Board Meetings and Committees in our Proxy Statement

for the 2022 Annual Meeting of Shareholders.
Item 11. Executive Compensation
The information

required by

Item 11

is incorporated

by reference

to the

information that

appears under

the headings
Executive Compensation in our Proxy Statement for the

2022 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial

Owners and Management and Related Stockholder

Matters
The information

required by

Item 12

is incorporated

by reference

to the

information that

appears under

the headings
Beneficial Owners in our Proxy Statement for the 2022

Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions,

and Director Independence
The information

required by

Item 13

is incorporated

by reference

to the

information that

appears under

the headings
Certain Relationships

and Related

Transactions,

and Director

Independence in

our Proxy

Statement for

the 2022

Annual
Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services
The information

required by

Item 14

is incorporated

by reference

to the

information that

appears under

the headings
Ratification of Auditors in our Proxy Statement for the 2022

Annual Meeting of Shareholders.

USCB Financial Holdings, Inc.

2021 10-K
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)

List of documents filed as part of this Annual Report:
1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended

December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for

the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years

ended December 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders'

Equity for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
2) Financial Statement Schedules:
Financial statement schedules are omitted as not required

or not applicable or because the information is
included in the Consolidated Financial Statements or notes

thereto.
(b)

List of Exhibits:
The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part

of
this Annual Report.

USCB Financial Holdings, Inc.

2021 10-K
EXHIBIT INDEX
Exhibit
Number Description of Exhibit
2.1
Agreement and Plan of Share Exchange, dated December 27, 2021, by and between U.S. Century Bank and USCB Financial
Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41196)
filed with the Securities and Exchange Commission on December 30, 2021).
3.1
Articles of Incorporation of USCB Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current
Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange Commission on December 30, 2021).
3.2
Amended and Restated Bylaws of USCB Financial Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s
Current Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange Commission on December 30,
2021).
4.1
Side Letter Agreement, dated December 30, 2021, between USCB Financial Holdings, Inc., U.S. Century Bank, Priam Capital
Fund II, LP, Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. (incorporated by reference to
Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange
Commission on December 30, 2021).
4.2
Registration Rights Agreement, dated March 17, 2015, between U.S. Century Bank, Priam Capital Fund II, LP, Patriot
Financial Partners II, L.P., Patriot Financial Partners Parallel II, L.P., and certain other shareholders of U.S. Century Bank
(incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the
Securities and Exchange Commission on December 30, 2021).
4.3
Assignment and Assumption of Agreement, dated December 30, 2021, between U.S. Century Bank and USCB Financial
Holdings, Inc. (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41196)
filed with the Securities and Exchange Commission on December 30, 2021).
4.4
Description of USCB Financial Holdings, Inc.’s securities.**
10.1
U.S. Century Bank Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the
Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange Commission on
December 30, 2021).

10.2
Employment Agreement, dated April 16, 2016, between U.S. Century Bank and Luis de la Aguilera.*,**
10.3
Amendment, dated April 19, 2019, to the Employment Agreement between U.S. Century Bank and Luis de la Aguilera.*,**
10.4
Amendment, dated April 30, 2019, to the Employment Agreement between U.S. Century Bank and Luis de la Aguilera.*,**
10.5
Employment Agreement, dated September 11, 2020, between U.S. Century Bank and Robert Anderson.*,**
10.6
Change in Control Agreement, dated August 2, 2019, between U.S. Century Bank and Benigno Pazos.*,**
21.1
Subsidiaries of USCB Financial Holdings, Inc.
**
23.1
Consent of Crowe LLP, Independent Registered Public Accounting Firm.
**
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
**
31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
**
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
***
32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
***
101
The following financial statements

from the Company’s Annual Report

on Form 10-K for

the year ended December

31, 2021,
formatted

in Inline

XBRL: (i)

Consolidated

Balance Sheets,

(ii) Consolidated

Statements of

Operations, (iii)

Consolidated

Statements

of Comprehensive Income, (iv)

Consolidated Statements of Changes

in Stockholders’ Equity,

(v) Consolidated

Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.
104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.
** Filed herwith.
*** Furnished hereby.

USCB Financial Holdings, Inc.

2021 10-K
SIGNATURES
Pursuant to the

requirements of

the Securities Exchange

Act of 1934,

the registrant has

duly caused this

report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
Date: March 24, 2022 By: /s/ Luis de la Aguilera
Luis de la Aguilera
President and Chief Executive Officer
Pursuant

to

the

requirements

of

the

Securities

Exchange

Act

of

1934,

this

report

has

been

signed

by

the

following
persons in the capacities and on the dates indicated.
Signature Title Date
/s/ Luis de la Aguilera
President, Chief Executive Officer,

and Director
(Principal Executive Officer) March 24, 2022
Luis de la Aguilera
/s/ Robert Anderson
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer) March 24, 2022
Robert Anderson
/s/ Aida Levitan Director March 24, 2022
Aida Levitan
/s/ Howard Feinglass Director March 24, 2022
Howard Feinglass
/s/ Kirk Wycoff Director March 24, 2022
Kirk Wycoff
/s/ Ramon A. Abadin Director March 24, 2022
Ramon A. Abadin
/s/ Bernardo B. Fernandez Director March 24, 2022
Bernardo B. Fernandez
/s/ Ramon A. Rodriguez Director March 24, 2022
Ramon A. Rodriguez