Form 10-Q
period 2022-03-31
USCB FINANCIAL HOLDINGS, INC.
filed 2022-05-12
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to_____
Commission File Number:
001-41196
USCB Financial Holdings, Inc.
(Exact name of registrant as specified in its charter)

Florida
87-4070846
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)
2301 N.W. 87th Avenue
,
Miami
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐

No
☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 1, 2022, the registrant had
20,000,753

shares of Class A common stock outstanding.

FORM 10-Q
MARCH 31, 2022

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (Unaudited)
3
Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (Unaudited)
4
Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and
2021 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and
2021 (Unaudited)
6
Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (Unaudited)
7
Notes to the Consolidated Financial Statements (Unaudited)
8
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
32
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
51
Item 4.
Controls and Procedures
51
PART II
52
Item 1.
Legal Proceedings
52
Item 1A.
Risk Factors
52
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
52
Item 3.
Defaults Upon Senior Securities
52
Item 4.
Mine Safety Disclosures
52
Item 5.
Other Information
52
Item 6.
Exhibit Index
53
Signatures

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
PART I
Item 1.

Financial Statements
USCB FINANCIAL HOLDINGS, INC.
Consolidated Balance Sheets - Unaudited
(Dollars in thousands,

except share data)
March 31, 2022 December 31, 2021
ASSETS:
Cash and due from banks $
13,764
$
6,477
Interest-bearing deposits in banks
80,349
39,751
Total cash and cash equivalents
94,113
46,228
Investment securities held to maturity (fair value $
112,690

and $
120,157
, respectively)
122,361
122,658
Investment securities available for sale, at fair value
392,214
401,542
Federal Home Loan Bank stock, at cost
2,277
2,100
Loans held for investment, net of allowance of

$
15,074

and $
15,057
, respectively
1,243,314
1,175,024
Accrued interest receivable
6,303
5,975
Premises and equipment, net
5,245
5,278
Bank owned life insurance
41,986
41,720
Deferred tax asset, net
38,860
34,929
Lease right-of-use asset
13,441
14,185
Other assets
7,138
4,300
Total assets $
1,967,252
$
1,853,939
LIABILITIES:

Deposits:
Demand $
656,622
$
$605,425
Money market and savings accounts
772,022
703,856
Interest-bearing checking accounts
61,619
55,878
Time deposits over $250,000
118,069
119,401
Time deposits $250,000 or less
104,962
105,819
Total deposits
1,713,294
1,590,379
Federal Home Loan Bank advances
36,000
36,000
Lease liability
13,441
14,185
Accrued interest and other liabilities
12,478
9,478
Total liabilities
1,775,213
1,650,042

Commitments and contingencies (See Notes 6

and 12)

STOCKHOLDERS' EQUITY:
Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2022

and December 31, 2021
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2022

and December 31, 2021
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2022

and December 31, 2021
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
20,000,753
and
19,991,753

issued and outstanding as of March 31, 2022

and December 31, 2021
20,001
19,992
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
0

issued and
outstanding as of March 31, 2022 and December

31, 2021
- -
Additional paid-in capital on common stock
310,887
310,666
Accumulated deficit
(119,391)
(124,245)
Accumulated other comprehensive loss
(19,458)
(2,516)
Total stockholders' equity
192,039
203,897
Total liabilities and stockholders' equity $
1,967,252
$
1,853,939
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended March 31,
2022 2021
Interest income:

Loans, including fees
$
12,982
$
11,868

Investment securities
2,329
1,844

Interest-bearing deposits in financial institutions
31
16

Total interest income
15,342
13,728
Interest expense:

Interest-bearing deposits
16
14

Money market and savings accounts
551
548

Time deposits
259
554

Federal Home Loan Bank advances
137
137

Total interest expense
963
1,253

Net interest income before provision for

credit losses
14,379
12,475
Provision for credit losses -
(160)

Net interest income after provision for

credit losses
14,379
12,635
Non-interest income:

Service fees
900
889

Gain on sale of securities available for sale, net
21
62

Gain on sale of loans held for sale, net
334
964

Loan settlement
161
-

Other non-interest income
529
406

Total non-interest income
1,945
2,321
Non-interest expense:

Salaries and employee benefits
5,875
5,278

Occupancy
1,270
1,387

Regulatory assessment and fees
213
178

Consulting and legal fees
517
185

Network and information technology services
387
508

Other operating
1,350
1,141

Total non-interest expense
9,612
8,677

Net income before income tax expense
6,712
6,279
Income tax expense
1,858
1,498

Net income
4,854
4,781
Less: Preferred stock dividend -
781
Net income available to common stockholders $
4,854
$
4,000
Per share information: (1) (2)

Class A common stock

Net income per share, basic $
0.24
$
0.78
Net income per share, diluted $
0.24
$
0.78
Class B common stock

Net income per share, basic $ - $
0.16
Net income per share, diluted $ - $
0.16
(1)

For further details on the allocation of net

income available to common stockholders and per

share information, see Note 10 "Earnings per

Share".
(2)

For the three months ended March 31, 2021,

the common stock outstanding, weighted average shares

and net income per share for the Class A
common stock were adjusted to reflect the 1

for 5 reverse stock split effected in June of 2021.
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

(Loss) - Unaudited
(Dollars in thousands)

Three Months Ended March 31,

2022 2021
Net income $
4,854
$
4,781
Other comprehensive income (loss):
Unrealized loss on investment securities
(22,775)
(6,070)
Amortization of net unrealized gains on securities

transferred from available-for-sale to held-to-maturity
65
-
Reclassification adjustment for gain included in net

income
(21)
(62)
Tax effect
5,789
1,503
Total other comprehensive loss, net of tax
(16,942)
(4,629)
Total comprehensive (loss) income

$
(12,088)
$
152
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity - Unaudited
(Dollars in thousands,

except per share data)

Preferred Stock Common Stock
Additional Paid-
in Capital on
Common Stock
Accumulated
Deficit
Accumulated
Other
Comprehensive
Income (Loss) Shares Par Value Shares Par Value
Total
Stockholders'
Equity
Balance at January 1, 2022 - $ -
19,991,753
$
19,992
$
310,666
$
(124,245)
$
(2,516)
$
203,897
Net income - - - - -
4,854
-
4,854
Other comprehensive loss - - - - - -
(16,942)
(16,942)
Exercise of stock options - -
9,000
9
93
- -
102
Stock based compensation - - - - 128 - -
128
Balance at March 31, 2022 - $ -
20,000,753
$
20,001
$
310,887
$
(119,391)
$
(19,458)
$
192,039
Balance at January 1, 2021
(1)
12,350,879
$
32,077
10,010,521
$
10,010
$
177,755
$
(53,622)
$
4,781
$
171,001
Net income - - - - -
4,781
-
4,781
Other comprehensive loss - - - - - -
(4,629)
(4,629)
Dividends - preferred stock - - - - -
(781)
-
(781)
Stock based compensation - - - -
53
- -
53
Balance at March 31, 2021
12,350,879
$
32,077
10,010,521
$
10,010
$
177,808
$
(49,622)
$
152
$
170,425
(1)

For the three months ended March 31, 2021,

common stock shares, par value, and additional paid-in

capital for common stock for 2021 was adjusted

to reflect the 1 for 5 reverse stock split. See
Note 9 "Stockholders' Equity" for further details.
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)

Three Months Ended March 31,
2022 2021
Cash flows from operating activities:
Net income

$
4,854
$
4,781
Adjustments to reconcile net income to net

cash provided by operating activities:

Provision for credit losses

-
(160)
Depreciation and amortization
188
329
Amortization of premiums on securities, net
169
54
Accretion of deferred loan fees, net
(807)
(1,249)
Stock based compensation
128
53
Gain on sale of available for sale securities
(21)
(62)
Gain on sale of loans held for sale
(334)
(964)
Increase in cash surrender value of bank owned

life insurance
(266)
(170)
Decrease in deferred tax asset
1,858
1,498
Net change in operating assets and liabilities:

Accrued interest receivable
(328)
(462)
Other assets
(2,838)
(1,660)
Accrued interest and other liabilities
3,000
2,071
Net cash provided by operating activities
5,603
4,059

Cash flows from investing activities:

Purchase of investment securities held to maturity
(2,432)
-
Proceeds from maturities and pay-downs of investment

securities held to maturity
2,626
-
Purchase of investment securities available for

sale

(42,794)
(41,094)
Proceeds from maturities and pay-downs of investment

securities available for sale
14,788
13,699
Proceeds from sales of investment securities available

for sale
14,558
14,248
Net increase in loans held for investment
(617)
(72,969)
Purchase of loans held for investment
(70,175)
-
Additions to premises and equipment
(155)
(184)
Proceeds from the sale of loans held for

sale
3,643
9,788
Proceeds from the redemption of Federal Home Loan

Bank stock
-
611
Purchase of Federal Home Loan Bank stock
(177)
-
Net cash used in investment activities
(80,735)
(75,901)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock,

net
102
-
Dividends paid -
(781)
Net increase in deposits
122,915
130,829
Net cash provided by financing activities
123,017
130,048

Net increase in cash and cash equivalents
47,885
58,206
Cash and cash equivalents at beginning of period
46,228
47,734
Cash and cash equivalents at end of period $
94,113
$
105,940

Supplemental disclosure of cash flow information:

Interest paid $
961
$
1,042

Supplemental schedule of non-cash investing and financing

activities:

Transfer of loans held for investment to loans held for

sale
$
3,309
$
8,824
The accompanying notes are an integral part of

these consolidated financial statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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

centers located
in South Florida.
During the year ended December 31,

2021, the Bank completed an initial

public offering (“IPO”) and

its Class A voting
common

shares

began

trading

on

the

Nasdaq

Stock

Market

in

July

2021.

In

December

2021,

the

Bank

exchanged

all
outstanding shares

of Class

B non-voting

common stock

into shares

of Class

A voting

common stock.

Shortly thereafter,
USCB Financial Holdings, Inc. acquired all issued and outstanding shares of the Class A voting common stock of the Bank in connection with the reorganization of the Bank into the holding company form of structure.

For further information on the
IPO and the exchange and redemption of shares, see

Note 9 “Stockholders’ Equity”.
The Company’s

Consolidated Financial

Statements consist

of USCB

Financial Holdings,

Inc. and

U.S. Century

Bank
as of or for the period ended March 31, 2022 and December

31, 2021 compared to only U.S. Century Bank as of or for the period ended March 31, 2021.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to
Form 10-Q and

do not include

all information and

footnotes required by U.S.

generally accepted accounting principles

(“U.S.
GAAP”) for comple

te financial

statements. All

adjustments consisting

of normally

recurring accruals that,

in the opinion

of
management,

are

necessary

for

a

fair

presentation

of

the

financial

position

and

results

of

operations

for

the

periods
presented have been

included. These

unaudited consolidated

financial statements

should be read

in conjunction

with the
Company’s consolidated financial

statements and related notes

appearing in the Company’s

Annual Report on Form 10-K
for the year ended December 31, 2021.
Principles of Consolidation
The

Company

consolidates

entities

in

which

it

has

a

controlling

financial

interest.

Intercompany

transactions

and
balances are eliminated in consolidation.

Use of Estimates
To prepare

financial statements in conformity with U.S. GAAP,

management makes estimates and assumptions based
on available

information. These

estimates and

assumptions affect

the amounts

reported in

the financial

statements. The
most significant

estimates impacting

the Company’s

consolidated financial

statements are

the allowance

for credit

losses
and income taxes.
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
At March

31, 2022

and

December 31,

2021, the

Company

had

a concentration

of risk

with loans

outstanding

to the
Company’s

top

ten

lending

relationships

totaling

$
187.1

million

and

$
156.4

million,

respectively,

at

such

dates.

This
concentration accounted for
14.9
% of net loans outstanding at March 31, 2022 and
13.1
% at December 31, 2021.
At March 31, 2022 and December 31, 2021, the

Company also had a concentration of credit

risk with loans outstanding
to foreign banks in Ecuador, Honduras, and El

Salvador totaling $
61.4

million and $
47.9

million, respectively, at such dates.
These foreign banks maintained deposits

with right of offset totaling

$
30.3

million and $
28.9

million at March 31, 2022 and
December 31, 2021, respectively.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
At various times during

the year,

the Company has maintained

deposits with other

financial institutions. The exposure
to the Company from

these transactions is solely

dependent upon daily balances

and the financial strength

of the respective
institutions.
Bank Owned Life Insurance
Bank owned

life insurance

(“BOLI”) is

carried at

the amount

that could

be realized

under the

contract at

the balance
sheet date, which is typically

cash surrender value. Changes

in cash surrender value are recorded

in non-interest income.
At March 31,

2022, the

Company

maintained

BOLI policies

with

five

insurance

carriers with

a combined

cash

surrender
value of $
42.0

million. The Company is the beneficiary of

these policies which covers certain present

and former executives
and officers.
Reclassifications
Certain

amounts

in

the

Consolidated

Financial

Statements

have

been

reclassified

to

conform

to

the

current
presentation. Reclassifications had no impact on the net income or stockholders’ equity of the Company.
Recently Issued Accounting Standards
Issued and Adopted
The Company adopted no

new accounting pronouncements as of

or for the three

months ended March 31, 2022. There
were

no

newly-issued

accounting

pronouncements

that

we

believe

may

have

a

significant

impact

to

the

Company’s
consolidated financial statements or internal controls.

Issued and Not Yet Adopted
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
Reference Rate Reform
In

March

2020,

the

FASB

issued

ASU

2020-04,

Reference

Rate

Reform

(Topic

848),

Facilitation

of

the

Effects

of
Reference Rate Reform

on Financial Reporting.

In January 2021,

the FASB

clarified the scope

of this guidance

with ASU
2021-01 which provides optional

guidance for a limited

period of time to

ease the burden in

accounting for (or

recognizing
the effects

of) reference

rate

reform on

financial

reporting.

This

ASU is

effective

March 12,

2020 through

December 31,
2022. The

Company is

evaluating the

impact of

this ASU

and has

not yet

determined whether

LIBOR transition

and this
ASU will have a material effect on our business operatio

ns and consolidated financial statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Trouble Debt Restructuring
In

March

2022,

the

FASB

issued

ASU

2022-02,

Financial

Instruments—Credit

Losses

(Topic

326):

Troubled

Debt
Restructurings and Vintage Disclosures.

This ASU eliminates the recognition and measurement guidance on troubled debt restructurings for

creditors and

aligns it

with existing

guidance to

determine whether

a loan

modification results

in a

new
loan

or

a

continuation

of

an

existing

loan.

The

new

guidance

also

requires

enhanced

disclosures

about

certain

loan
modifications by

creditors

when a

borrower is

experiencing financial

difficulty.

This ASU

is effective

in periods

beginning
after

December

15,

2022,

using

either

a

prospective

or

modified

retrospective

transition

approach.

Early

adoption

is
permitted for entities that have already adopted CECL.

The Company is in the process of reviewing this

ASU, as part of its
CECL implementation efforts,

to determine

whether it would

have a material

impact on

the Company’s consolidated financial
statements when adopted.
2.

INVESTMENT SECURITIES

The following

tables present

a summary

of the amortized

cost, unrealized

or unrecognized

gains and

losses,

and fair
value of investment securities at the dates indicated (in

thousands):
March 31, 2022
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
28,197
$
-
$
(764)
$
27,433
U.S. Treasury
2,463
- -
2,463
Collateralized mortgage obligations
163,382
9
(12,653)
150,738
Mortgage-backed securities - residential
114,655
-
(8,617)
106,038
Mortgage-backed securities - commercial
46,280
26
(2,069)
44,237
Municipal securities
25,144
-
(3,163)
21,981
Bank subordinated debt securities
27,003
476
(184)
27,295
Corporate bonds
12,066
91
(128)
12,029
$
419,190
$
602
$
(27,578)
$
392,214
Held-to-maturity:
U.S. Government Agency
$
34,465
$
-
$
(2,802)
$
31,663
Collateralized mortgage obligations
42,567
-
(3,535)
39,032
Mortgage-backed securities - residential
28,981
-
(2,327)
26,654
Mortgage-backed securities - commercial
3,099
-
(282)
2,817
Corporate bonds
13,249
-
(725)
12,524
$
122,361
$ - $
(9,671)
$
112,690

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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
$
34,505
$
14
$
(615)
$
33,904
Collateralized mortgage obligations
44,820
-
(1,021)
43,799
Mortgage-backed securities - residential
26,920
-
(568)
26,352
Mortgage-backed securities - commercial
3,103
-
(90)
3,013
Corporate bonds
13,310
-
(221)
13,089
$
122,658
$
14
$
(2,515)
$
120,157
During the

year ended

December 31,

2021, a

total of
28

investment securities

with an

amortized cost

basis and

fair
value of

$
67.6

million and

$
68.7

million, respectively,

were transferred

from

available-for-sale

(“AFS”) to

held-to-maturity
(“HTM”). These securities had a net unrealized gain

of $
1.1

million on the date of transfer,

with no immediate impact to net
income

on

the

transfer

date.

The

unrealized

gain

or

loss

at

the

date

of

transfer

was

retained

in

accumulated

other
comprehensive income (“AOCI”)

and in

the carrying value

of the

HTM securities. The

net unrealized gains

that were

retained
in AOCI

are being

amortized over

the remaining

life of

the securities.

For the

three months

ended March

31, 2022,

total
amortization out of AOCI for net unrealized gains on securities transferred from AFS to HTM was $
65

thousand.
Gains and losses on

the sale of securities are

recorded on the trade date

and are determined on a

specific identification
basis. The following table presents the proceeds, realized

gross gains and realized gross losses on sales and

calls of AFS
debt securities for the three months ended March 31,

2022 and 2021 (in thousands):
Three Months Ended March 31,
Available-for-sale: 2022 2021
Proceeds from sale and call of securities
$
14,558
$
14,248
Gross gains
$
158
$
75
Gross losses
(137)
(13)
Net realized gains
$

$
62

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
The

amortized

cost

and

fair

value

of

investment

securities,

by

contractual

maturity,

are

shown

below

for

the

date
indicated (in thousands).

Actual maturities may

differ from contractual

maturities because borrowers

may have the right

to
call or prepay

obligations with or without

call or prepayment penalties.

Securities not due

at a single

maturity date are

shown
separately.

Available-for-sale Held-to-maturity
March 31, 2022:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$
1,995
$
2,014
$
2,007
$
2,003
Due after one year through five years
10,518
10,509
11,242
10,521
Due after five years through ten years
29,019
29,131
- -
Due after ten years
25,144
22,114
- -
U.S. Government Agency
28,197
27,433
34,465
31,663
Collateralized mortgage obligations
163,382
150,738
42,567
39,032
Mortgage-backed securities - residential

114,655
106,038
28,981
26,654
Mortgage-backed securities - commercial

46,280
44,237
3,099
2,817
$
419,190
$
392,214
$
122,361
$
112,690
At March 31,

2022, there

were no

securities to

any one

issuer,

in an

amount greater

than 10%

of total

stockholders’
equity other than the United States Government and Government Agencies. All the collateralized mortgage obligations and mortgage-backed securities are issued by United States

sponsored entities at March 31, 2022 and December

31, 2021.
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):
March 31, 2022
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
35,156
$
(1,909)
$
16,223
$
(1,769)
$
51,379
$
(3,678)
U.S. Treasury
2,463
- - -
2,463
-
Collateralized mortgage obligations
131,069
(10,567)
52,672
(5,621)
183,741
(16,188)
Mortgage-backed securities - residential
80,981
(5,493)
46,780
(5,109)
127,761
(10,602)
Mortgage-backed securities - commercial
27,614
(1,619)
6,835
(665)
34,449
(2,284)
Municipal securities

6,812
(802)
15,169
(2,361)
21,981
(3,163)
Bank subordinated debt securities
6,316
(184)
- -
6,316
(184)
Corporate bonds
12,953
(247)
- -
12,953
(247)
$
303,364
$
(20,821)
$
137,679
$
(15,525)
$
441,043
$
(36,346)
December 31, 2021
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency $
25,951
$
(254)
$
15,477
$
(516)
$
41,428
$
(770)
Collateralized mortgage obligations
155,668
(3,223)
38,459
(1,497)
194,127
(4,720)
Mortgage-backed securities - residential
88,772
(1,178)
37,373
(1,274)
126,145
(2,452)
Mortgage-backed securities - commercial
25,289
(318)
7,507
(309)
32,796
(627)
Municipal securities

11,292
(395)
11,978
(499)
23,270
(894)
Bank subordinated debt securities
4,487
(13)
- -
4,487
(13)
$
311,459
$
(5,381)
$
110,794
$
(4,095)
$
422,253
$
(9,476)
As of March 31, 2022, the unrealized losses associated with $
66.0

million of investment securities transferred from the
AFS

portfolio

to

the

HTM

portfolio

represent

unrealized

losses

since

the

date

of

purchase,

independent

of

the

impact
associated with changes in the cost basis upon transfer

between portfolios.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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

of its

amortized

cost

basis, which

may be

maturity,

and

it

is more

likely

than not

that

the Company

will not

be
required to sell the securities before maturity.
Pledged Securities
The Company

maintains a

master repurchase

agreement with

a public

banking institution

for up

to $
20.0

million fully
guaranteed with investment

securities upon withdrawal.

Any amounts borrowed

would be at a

variable interest rate

based
on prevailing rates

at the time

funding is requested. As

of March 31, 2022,

the Company did

not have any

securities pledged
under this agreement.
The Company is

a Qualified

Public Depositor

(“QPD”) with

the state of

Florida. As

a QPD,

the Company

has the authority
to legally maintain public deposits from cities, municipalities, and the state of Florida. These public deposits are secured by securities pledged to the

state of Florida at

a ratio of
25
% of the outstanding

uninsured deposits. The

Company must also
maintain a minimum amount of pledged securities to be in the public funds program.
As of March 31, 2022,

the Company had a

total of $
63.7

million in deposits under

the public funds program

and pledged
to these public funds were
eleven

Corporate Bonds with a fair value of $
19.6

million to the state of Florida.
As of

December 31,

2021, the

Company had

a total

of $
37.3

million in

deposits under

the public

funds program

and
pledged to these public funds were
eleven

Corporate Bonds with a fair value of $
20.4

million to the state of Florida.

3.

LOANS
The following table is a summary of the distribution of

loans held for investment by type (in thousands):

March 31, 2022 December 31, 2021
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
204,317
16.2
% $
201,359
16.9
%
Commercial Real Estate
782,072
62.1
%
704,988
59.2
%
Commercial and Industrial
134,832
10.7
%
146,592
12.3
%
Foreign Banks
63,985
5.1
%
59,491
5.0
%
Consumer and Other

73,765
5.9
%
79,229
6.6
%
Total

gross loans
1,258,971
100.0
%
1,191,659
100.0
%
Less: Unearned income
583
1,578
Total

loans net of unearned income
1,258,388
1,190,081
Less: Allowance for credit losses
15,074
15,057
Total

net loans
$
1,243,314
$
1,175,024
At

March 31,

2022

and

December 31,

2021,

the

Company

had

$
171.4

million

and

$
185.1

million,

respectively,

of
commercial real estate

and residential mortgage loans

pledged as collateral

on lines of

credit with the

FHLB and the

Federal
Reserve Bank of Atlanta.
The Company was a participant

of the Small Business Administration’s

(“SBA”) Paycheck Protection Program

(“PPP”)
loans. These

loans were

designed to

provide a

direct incentive

for small

businesses to

keep their

workers on

payroll and
the funds had to be used towards payroll cost, mortgage interest, rent, utilities and other costs related to COVID-19. These
loans

are

forgivable

under

specific criteria

as

determined

by the

SBA.

The

Company

had

PPP

loans

of

$
24.6

million

at

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
March 31, 2022 and $
42.4

million at December 31, 2021, which are categorized as commercial and industrial loans. These
PPP loans had deferred loan fees of $
590

thousand at March 31, 2022 and $
1.5

million at December 31, 2021.
The Company recognized

$
1.0

million and $
1.5

million in PPP

loan fees and

interest income during

the three months
ended

March 31,

2022

and

2021,

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

losses.
Changes in

the allowance

for credit

losses for

the three

months ended

March 31, 2022

and 2021

were as

follows (in
thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
March 31, 2022:
Beginning balance
$
2,498
$
8,758
$
2,775
$
457
$
569
$
15,057
Provision for credit losses
(157)
425
(426)
34
124
-
Recoveries
32
-
6
- -
38
Charge-offs
(16)
- - -
(5)
(21)
Ending Balance

$
2,357
$
9,183
$
2,355
$
491
$
688
$
15,074
March 31, 2021:
Beginning balance
$
3,408
$
9,453
$
1,689
$
348
$
188
$
15,086
Provision for credit losses
(325)
(133)
229
59
10
(160)
Recoveries
4
-
87
-
1
92
Charge-offs
- - - -
(9)
(9)
Ending Balance

$
3,087
$
9,320
$
2,005
$
407
$
190
$
15,009

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Allowance for credit losses and the outstanding balances in

loans as of March 31, 2022 and December 31,

2021 are as
follows (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
March 31, 2022:
Allowance for credit losses:
Individually evaluated for impairment
$
160
$
1
$
66
$ - $
108
$
335
Collectively evaluated for impairment
2,197
9,182
2,289
491
580
14,739
Balances, end of period
$
2,357
$
9,183
$
2,355
$
491
$
688
$
15,074
Loans:
Individually evaluated for impairment
$
7,357
$
603
$
132
$ - $
217
$
8,309
Collectively evaluated for impairment
196,960
781,469
134,700
63,985
73,548
1,250,662
Balances, end of period
$
204,317
$
782,072
$
134,832
$
63,985
$
73,765
$
1,258,971
December 31, 2021:
Allowance for credit losses:
Individually evaluated for impairment
$
178
$ - $
71
$ - $
111
$
360
Collectively evaluated for impairment
2,320
8,758
2,704
457
458
14,697
Balances, end of period
$
2,498
$
8,758
$
2,775
$
457
$
569
$
15,057
Loans:
Individually evaluated for impairment
$
9,006
$
696
$
141
$ - $
224
$
10,067
Collectively evaluated for impairment
192,353
704,292
146,451
59,491
79,005
1,181,592
Balances, end of period
$
201,359
$
704,988
$
146,592
$
59,491
$
79,229
$
1,191,659

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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
As of March 31, 2022
Pass
Special
Mention Substandard Doubtful Total Loans
Residential real estate:
Home equity line of credit ("HELOC") and other
$
716
$ - $ - $ - $
716
1-4 family residential
134,373
-
3,180
-
137,553
Condo residential
66,048
- - -
66,048
201,137
-
3,180
-
204,317
Commercial real estate:
Land and construction
31,454
- - -
31,454
Multi family residential
129,217
- - -
129,217
Condo commercial
42,315
-
414
-
42,729
Commercial property
577,364
1,210
- -
578,574
Leasehold improvements
98
- - -
98
780,448
1,210
414
-
782,072
Commercial and industrial: (1)
Secured
103,668
-
508
-
104,176
Unsecured
30,656
- - -
30,656
134,324
-
508
-
134,832
Foreign banks
63,985
- - -
63,985
Consumer and other loans
73,548
-
217
-
73,765
Total
$
1,253,442
$
1,210
$
4,319
$ - $
1,258,971
(1)

All outstanding PPP loans were internally graded

pass.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The following

tables include

an aging

analysis

of accruing

loans and

total non-accruing

loans as

of March 31,

2022 and
December 31, 2021 (in thousands):
Accruing
As of March 31, 2022: Current
Past Due 30-
89 Days
Past Due >
90 Days and
Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
716
$ -

$ - $
716
$ - $
716
1-4 family residential
136,793
760
-
137,553
-
137,553
Condo residential
64,760
1,288
-
66,048
-
66,048
202,269
2,048
-
204,317
-
204,317
Commercial real estate:
Land and construction
31,454
- -
31,454
-
31,454
Multi family residential
129,217
- -
129,217
-
129,217
Condo commercial
42,729
- -
42,729
-
42,729
Commercial property
576,451
2,123
-
578,574
-
578,574
Leasehold improvements
98
- -
98
-
98
779,949
2,123
-
782,072
-
782,072
Commercial and industrial:
Secured
104,058
118
-
104,176
-
104,176
Unsecured
30,598
58
-
30,656
-
30,656
134,656
176
-
134,832
-
134,832
Foreign banks
63,985
- -
63,985
-
63,985
Consumer and other
73,485
280
-
73,765
-
73,765
Total
$
1,254,344
$
4,627
$ - $
1,258,971
$ - $
1,258,971

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Accruing
As of December 31, 2021: Current
Past Due
30-89 Days
Past Due >
90 Days and
Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
701
$ - $ - $
701
$ - $
701
1-4 family residential
133,942
289
-
134,231
1,190
135,421
Condo residential
64,243
994
-
65,237
-
65,237
198,886
1,283
-
200,169
1,190
201,359
Commercial real estate:
Land and construction
24,581
- -
24,581
-
24,581
Multi family residential
127,053
436
-
127,489
-
127,489
Condo commercial
42,400
- -
42,400
-
42,400
Commercial property
510,411
- -
510,411
-
510,411
Leasehold improvements
107
- -
107
-
107
704,552
436
-
704,988
-
704,988
Commercial and industrial:

Secured
98,141
- -
98,141
-
98,141
Unsecured
48,041
410
-
48,451
-
48,451
146,182
410
-
146,592
-
146,592

Foreign banks
59,491
- -
59,491
-
59,491
Consumer and other
78,969
260
-
79,229
-
79,229
Total
$
1,188,080
$
2,389
$ - $
1,190,469
$
1,190
$
1,191,659
There was
no

interest income recognized

attributable to nonaccrual loans

outstanding during March 31, 2022

and 2021.
Interest

income

on

these

loans

for

the

three

months

ended

March 31,

2022

and

2021,

would

have

been

approximately
$
0

thousand and $
7

thousand, respectively,

had these loans performed in accordance with their

original terms.

Impaired Loans
The following table includes

the unpaid principal balances

for impaired loans with

the associated allowance amount,

if
applicable, on the basis of impairment methodology for the dates indicated (in thousands):
March 31, 2022 December 31, 2021
Unpaid
Principal
Balance
Net
Investment
Balance
Valuation
Allowance
Unpaid
Principal
Balance
Net
Investment
Balance
Valuation
Allowance
Impaired Loans with No Specific Allowance:
Residential real estate
$
3,621
$
3,614
$ - $
5,021
$
5,035
$ -
Commercial real estate
189
190
-
696
695
-
3,810
3,804
-
5,717
5,730
-
Impaired Loans with Specific Allowance:
Residential real estate
3,737
3,702
160
3,985
3,950
178
Commercial real estate
413
413
1
- - -
Commercial and industrial
132
132
66
141
141
71
Consumer and other
217
217
108
224
224
111
4,499
4,464
335
4,350
4,315
360
Total
$
8,309
$
8,268
$
335
$
10,067
$
10,045
$
360
Net investment balance is the unpaid principal balance

of the loan adjusted for the remaining net deferred loan

fees.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
The following

table presents

the average

recorded

investment

balance

on impaired

loans for

the dates

indicated

(in
thousands):
Three Months Ended March 31,
2022 2021
Residential real estate
$
8,181
$
9,494
Commercial real estate
649
727
Commercial and industrial
137
197
Consumer and other
220
276
Total
$
9,187
$
10,694
Interest income recognized on impaired loans for the three months ended March 31, 2022 and 2021 was $
91

thousand
and $
109

thousand, respectively.
Troubled Debt Restructuring
A troubled

debt

restructuring

(“TDR”)

occurs

when

the

Company

has agreed

to

a loan

modification

in

the

form

of

a
concession

for

a

borrower

who

is

experiencing

financial

difficulty.

Modifications

to

loans

can

be

made

for

rate,

term,
payment, conversion of

loan to interest

only for a

limited time or

a combination to

include more than

one type of

modification.

The following table presents performing and non-performing

TDRs at the dates indicated (in thousands):
March 31, 2022 December 31, 2021
Accrual Status
Non-Accrual
Status Total TDRs Accrual Status
Non-Accrual
Status Total TDRs
Residential real estate
$
7,357
$ - $
7,357
$
7,815
$ - $
7,815
Commercial real estate
603
-
603
696
-
696
Commercial and industrial
132
-
132
141
-
141
Consumer and other

217
-
217
224
-
224
Total
$
8,309
$ - $
8,309
$
8,876
$ - $
8,876
The Company had allocated $
335

thousand and $
360

thousand of specific allowance for TDR loans at March 31, 2022 and December 31, 2021,

respectively. There were
no

charge-offs on TDR loans for

the three months

ended March 31, 2022
and 2021. There was
no

commitment to lend additional funds to these TDR customers

as of March 31, 2022.
During the

quarter ended

March 31, 2022

and 2021,

there were
no

defaults on

loans which

were modified

as a

TDR
within the prior 12 months. The

Company also did
no
t have any new

TDR loans for the three

months ended March 31, 2022
and 2021.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
4.

INCOME TAXES

The Company’s provision for income taxes is presented

in the following table for the dates indicated (in thousands):
Three Months Ended March 31,
2022 2021
Current:
Federal
$ - $ -
State
- -
Total

current
- -
Deferred:
Federal
1,442
1,235
State
416
263
Total

deferred
1,858
1,498
Total

tax expense
$
1,858
$
1,498
The actual

income

tax

expense

for the

three

months

ended March

31,

2022 and

2021 differs

from

the

statutory

tax
expense for the year (computed by applying the U.S. federal corporate tax rate of
21
% for 2022 and 2021 to income before
provision for income taxes) as follows (in thousands):
Three Months Ended March 31,
2022 2021
Federal taxes at statutory rate
$
1,409
$
1,319
State income taxes, net of federal tax benefit
289
220
Bank owned life insurance
(67)
(42)
Other, net
227
1
Total

tax expense
$
1,858
$
1,498
The Company’s deferred tax assets and deferred

tax liabilities as of the dates indicated were (in thousands):
March 31, 2022 December 31, 2021
Deferred tax assets:
Net operating loss
$
27,731
$
28,819
Allowance for credit losses
3,820
3,816
Lease liability
3,407
3,595
Unrealized loss on available for sale securities
6,606
817
Deferred loan fees
148
400
Depreciable property
106
361
Stock option compensation
264
241
Accruals
195
600
Other, net
142
2
Deferred tax asset
42,419
38,651
Deferred tax liability:
Lease right of use asset
(3,407)
(3,595)
Deferred expenses
(152)
(127)
Deferred tax liability
(3,559)
(3,722)
Net deferred tax asset
$
38,860
$
34,929
The Company has approximately

$
105.5

million of federal and $
128.2

million of state net operating

loss carryforwards
expiring in various amounts between 2031 and 2036 and are

limited to future taxable earnings of the Company.
In assessing the

realizability of deferred

tax assets, management considered

whether it is

more likely than

not that some
portion or

all of

the deferred

tax assets

will not

be realized.

The ultimate

realization

of deferred

tax assets

is dependent

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
upon the generation of

future taxable income

during the periods

in which those temporary

differences become deductible.
Management considers the scheduled reversal

of deferred tax liabilities, projected future taxable

income, and tax planning
strategies in making this assessment.
The major tax jurisdictions where the Company files income tax returns are the U.S. federal jurisdiction and the state of
Florida. With few

exceptions, the

Company is

no longer

subject to

U.S. federal and

state income

tax examinations

by tax
authorities for years before 2018.
For the three months ended

March 31, 2022 and 2021, the

Company did
no
t have any unrecognized

tax benefits as a
result of

tax positions

taken during

a prior

period or

during the

current period.

Additionally,
no

interest or

penalties

were
recorded as a result of tax uncertainties.
5.

STOCK OPTIONS

The Company’s Amended and Restated 2015 Equity Incentive Plan (the “2015 Option Plan”) is used to issue shares of common

stock

to

employees

and

the

Board

of

Directors.

See

Note

9

to

the

Company’s

audited

consolidated

financial
statements on the Form 10-K for more information on the 2015

Option Plan.
At

March 31,

2022,

there

were
1,391,667

shares

available

for

stock

option

grants.

At

March 31,

2021,

there

were
557,667
shares available for grant under the 2015 Option Plan

after the 1 for 5 reverse stock split.

Stock option balances,

weighted average

exercise price, and

weighted average fair

value of options

granted for three
months

ended March

31,

2021 were

adjusted

to reflect

the 1

for 5

reverse

stock

split on

Class

A common

stock.

Stock
options issued are only

exercisable to Class A

common stock. See Note

9 “Stockholders’ Equity”

for further discussion on
the stock split.

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
actual option forfeitures.
The

compensation

expense

is

reported

within

salaries

and

employee

benefits

in

the

accompanying

Consolidated
Statements

of

Operations.

Compensation

expense

totaling

$
128

thousand

was

recognized

for

the

three

months

ended
March 31, 2022 and $
53

thousand for the three months ended March 31, 2021.

Cash

flows

resulting

from

excess

tax

benefits

are

required

to

be

classified

as

a

part

of

cash

flows

from

operating
activities. Excess tax benefits

are realized tax benefits

from tax deductions for

exercised options in

excess of the deferred
tax asset

attributable to

the compensation

cost for

such options.

There were
no

related tax

benefits for

the three

months
ended March 31, 2022 and 2021.
Unrecognized

compensation

cost

remaining

on

stock-based

compensation

was

$
1.2

million

and

$
145

thousand

at
March 31, 2022 and 2021, respectively.
The fair value of options granted was determined using

the following weighted-average assumptions as of:
Assumption March 31, 2022
Risk-free interest rate

2.19%

Expected term
10

years
Expected stock price volatility
10
%
Dividend yield
0
%

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
The following table presents a summary of stock options

for the three months ended March 31, 2022 and 2021:
Stock Options
Weighted Average
Exercise Price
Weighted Average
Remaining
Contractual Years
Aggregate Intrinsic
Value
Balance at January 1, 2022
959,667
$
10.87
8.4
Granted
10,000
$
14.12
Exercised
9,000
$
11.35
Balance at March 31, 2022
960,667
$
10.90
8.1
Exercisable at March 31, 2022
322,667
$
9.08
5.8
$
1,693
Balance at January 1, 2021
(1)
339,667
$
9.37
7.1
Granted
64,000
$
8.91
Balance at March 31, 2021
403,667
$
9.29
7.1
Exercisable at March 31, 2021
243,666
$
8.73
6.3
$
208
(1)

For the three months ended March 31, 2021,

Class A common stock outstanding and additional

paid-in-capital were adjusted to reflect the

1 for 5
reverse stock split. See Note 9 "Stockholders' Equity"

for further discussion on the stock split.
The aggregate intrinsic value in

the table above represents

the total pre-tax intrinsic

value (the difference between

the
valuation of the Company’s stock and the exercise price, multiplied by the number of options considered in-the-money) that
would have been received by the option holders had all option holders exercised their options.
The weighted average

fair value of

options granted was

$
3.35

and $
1.85

for the three

months ended March

31, 2022
and 2021
, respectively.
6.

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
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022 December 31, 2021
Commitments to grant loans and unfunded lines of credit
$
125,484
$
134,877
Standby and commercial letters of credit
5,552
6,420
$
131,036
$
141,297
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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
7.

DERIVATIVES

The Company utilizes interest rate swap agreements

as part of its asset liability management strategy

to help manage
its interest

rate risk

position. The

notional amount

of the

interest rate

swaps do

not represent

amounts exchanged

by the
parties. The amounts exchanged are

determined by reference to

the notional amount and the

other terms of the individual
interest rate swap agreements.

The Company enters into interest rate swaps with its loan customers. The Company had 17

and
18

interest rate swaps
with

loan

customers

with

an

aggregate

notional

amount

of

$
36.5

million

and

$
39.2

million

at

March 31,

2022

and
December 31, 2021,

respectively.

These interest

rate swaps

mature between

2025 and

2051. The

Company entered

into
corresponding

and

offsetting

derivatives

with

third

parties.

The

fair

value

of

liability

on

these

derivatives

requires

the
Company to provide the counterparty

with funds to be held as collateral

which the Company reports as other

assets under
the Consolidated

Balance Sheets.

While these

derivatives represent

economic hedges,

it does

not qualify

as hedges

for
accounting purposes.
The following table reflects the Company’s customer

related interest rate swaps at the dates indicated (in

thousands):

Fair Value
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
March 31, 2022:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
36,513
$
1,260
Other assets/Other liabilities
$
2,277
$
2,277
December 31, 2021:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
39,156
$
1,260
Other assets/Other liabilities
$
1,434
$
1,434
8.

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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
AFS investment securities:

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
The following

table represents

the Company's

assets measured

at fair

value on

a recurring

basis at

March 31, 2022
and December 31, 2021 for each of the fair value hierarchy

levels (in thousands):
March 31, 2022 December 31, 2021
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
27,433
$ - $
27,433
$ - $
10,520
$ - $
10,520
U.S. Treasury
-
2,463
-
2,463
- - - -
Collateralized mortgage obligations
-
150,738
-
150,738
-
156,829
-
156,829
Mortgage-backed securities - residential

-
106,038
-
106,038
-
118,842
-
118,842
Mortgage-backed securities - commercial
-
44,237
-
44,237
-
50,117
-
50,117
Municipal Securities
-
21,981
-
21,981
-
24,276
-
24,276
Bank subordinated debt securities
-
27,295
-
27,295
-
28,408
-
28,408
Corporate bonds
-
12,029
-
12,029
-
12,550
-
12,550
Total
-
392,214
-
392,214
-
401,542
-
401,542
Derivative assets
-
2,277
-
2,277
-
1,434
-
1,434
Total assets at fair value
$ - $
394,491
$ - $
394,491
$ - $
402,976
$ - $
402,976
Derivative liabilities $ - $
2,277
$ - $
2,277
$ - $
1,434
$ - $
1,434
Total liabilities at fair value
$ - $
2,277
$ - $
2,277
$ - $
1,434
$ - $
1,434

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Items Measured at Fair Value

on a Non-recurring Basis

Impaired Loans:
At March

31, 2022

and December

31, 2021,

in accordance

with

provisions of

the loan

impairment
guidance, individual loans with

a carrying amount of approximately

$
4.5

million and $
4.4

million, respectively,

were written
down to

their

fair value

of

approximately

$
4.2

million

and $
4.0

million,

respectively,

resulting

in

an impairment

charge

of
$
335

thousand and $
360

thousand, respectively,

which was included

in the allowance

for credit losses

at March 31, 2022
and December 31, 2021, respectively.

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

The following table

represents the Company’s assets

measured at fair

value on a

non-recurring basis at

March 31, 2022
and December 31, 2021 for each of the fair value hierarchy

levels (in thousands):
Level 1 Level 2 Level 3 Total
March 31, 2022:
Impaired loans
$ - $ - $
4,164
$
4,164
December 31, 2021:
Impaired loans
$ - $ - $
3,990
$
3,990
The following table presents

quantified information about

Level 3 fair value

measurements for assets measured

at fair
value on a non-recurring basis at March 31, 2022 and

December 31, 2021 (in thousands):
Fair Value Valuation Technique(s) Unobservable Input(s)
March 31, 2022:
Residential real estate
$
3,576
Sales comparison approach Adj. for differences between comparable sales
Commercial real estate
413 Sales comparison approach Adj. for differences between comparable sales
Commercial and industrial
66
Discounted cash flow Adj. for differences in net operating income expectations
Other
109
Discounted cash flow Adj. for differences in net operating income expectations
Total

impaired loans
$
4,164
December 31, 2021:
Residential real estate
$
3,807
Sales comparison approach Adj. for differences between comparable sales
Commercial and industrial
70
Discounted cash flow Adj. for differences in net operating income expectations
Other
113
Discounted cash flow Adj. for differences in net operating income expectations
Total

impaired loans
$
3,990
There were
no

financial liabilities measured at fair value on a non-recurring basis at March 31, 2022 and

December 31,
2021.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments

not carried at fair
value as of March 31, 2022 and December 31, 2021 (in

thousands):
Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
March 31, 2022:
Financial Assets:
Cash and due from banks
$
13,764
$
13,764
$ - $ - $
13,764
Interest-bearing deposits in banks
$
80,349
$
80,349
$ - $ - $
80,349
Investment securities held to maturity
$
122,361
$ - $
112,690
$ - $
112,690
Loans held for investment, net
$
1,243,314
$ - $ - $
1,276,299
$
1,276,299
Accrued interest receivable
$
6,303
$ - $
1,681
$
4,622
$
6,303
Financial Liabilities:

Demand deposits
$
656,622
$
656,622
$ - $ - $
656,622
Money market and savings accounts
$
772,022
$
772,022
$ - $ - $
772,022
Interest-bearing checking accounts
$
61,619
$
61,619
$ - $ - $
61,619
Time deposits
$
223,031
$ - $ - $
220,103
$
220,103
FHLB advances
$
36,000
$ - $
36,100
$ - $
36,100
Accrued interest payable
$
98
$ - $
48
$
50
$
98
December 31, 2021:
Financial Assets:
Cash and due from banks
$
6,477
$
6,477
$ - $ - $
6,477
Interest-bearing deposits in banks
$
39,751
$
39,751
$ - $ - $
39,751
Investment securities held to maturity
$
122,658
$ - $
120,157
$ - $
120,157
Loans held for investment, net
$
1,175,024
$ - $ - $
1,189,191
$
1,189,191
Accrued interest receivable
$
5,975
$ - $
1,222
$
4,753
$
5,975
Financial Liabilities:

Demand deposits
$
605,425
$
605,425
$ - $ - $
605,425
Money market and savings accounts
$
703,856
$
703,856
$ - $ - $
703,856
Interest-bearing checking accounts
$
55,878
$
55,878
$ - $ - $
55,878
Time deposits
$
225,200
$ - $ - $
224,688
$
224,688
FHLB advances
$
36,000
$ - $
36,479
$ - $
36,479
Accrued interest payable
$
96
$ - $
50
$
46
$
96
9.

STOCKHOLDERS’ EQUITY
Common Stock
The rights

of the

holders of

Class A

common stock

and Class

B common

stock are

the same,

except for

voting and
conversion rights.

Holders of

Class A

common stock

are entitled

to voting

rights, while

holders of

Class B

common stock
have no

voting rights.

Shares of

Class

B common

stock

are convertible

into shares

of Class

A common

stock

if sold

or
transferred.
In June 2021, the Bank effected a 1 for 5

reverse stock split of all the Class A common

stock $
1.00

par value. Each five
shares of

the Bank’s Class

A common

stock was combined

into
one

fully paid

share of Class

A common

stock. Any fractional
shares

resulting from

this

reverse

stock

split were

rounded

up to

one whole

share.

The

Bank has

adjusted

the Class

A
common stock, earnings per share and stock

options for this
1 for 5

reverse stock split for all periods

in 2021. The Class B
common stock was not adjusted but if sold or exchanged would be converted at the
1 for 5

reverse stock split of
1

share of
Class

A

common

stock

for

5

shares

of

Class

B

common

stock.

Any

dividends

declared

by

the

Board

of

Directors

(the
“Board”)

to

include

Class

B

common

stock

will

also

be

paid

as

if

converted.

The
1 for 5

reverse

stock

split

resulted

in
adjustments

to

Consolidated

Balance

Sheets,

Consolidated

Statements

of

Operations,

and

Consolidated

Statements

of
Changes in Stockholders’ Equity.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
In July 2021,

the Bank completed

the IPO of

its Class A

common stock, in

which it issued

and sold
4,600,000

shares
of

Class

A

common

stock

at

a

price

of

$
10.00

per

share.

The

Bank

received

total

net

proceeds

of

$
40.0

million

after
deducting underwriting discounts and expenses.
In December 2021, the Bank entered into agreements with the

Class B shareholders to exchange all outstanding Class
B common stock for Class A common stock at

a ratio of 5 to 1. As a result, a total of
6,121,052

shares of Class B common
stock were exchanged for
1,224,212

shares of Class A common stock.

In December 2021,

USCB Financial Holdings,

Inc. (the “Company”)

acquired all the

issued and outstanding

shares of
the Class A voting

common stock of

U.S. Century Bank

(the “Bank”), which are

the only issued and

outstanding shares of
the Bank’s capital

stock, in a share

exchange (the “Reorganization”)

effected under the

Florida Business Corporation

Act.
Each of the outstanding

shares of the

Bank’s common

stock, par value

$
1.00

per share, formerly

held by its

shareholders
was converted into and

exchanged for one newly issued

share of the Company’s common

stock, par value $
1.00

per share,
and the Bank became the Company’s wholly owned

subsidiary.

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
Preferred Stock
In April 2021,

the Board

authorized and

approved the

offer to

repurchase all

outstanding shares

of Class

E preferred
stock at

the liquidation

value of

$
7.5

million along

with declared

dividends of

$
103

thousand.

All Class

E preferred

stock
shareholders approved the repurchase which the Bank

completed in April 2021.

The

Bank

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

During the year ended December 31, 2021,
47,473

shares of Class C preferred stock

and
11,061,552

shares of Class
D preferred stock converted into an aggregate of
10,278,072

shares of Class A common stock. The exchange of the Class
C and Class D preferred shares had

a total liquidation value of $
102.8

million. The remaining unconverted shares of

Class
C preferred stock and Class

D preferred stock totaling 1,234,354

shares were subsequently redeemed

at liquidation value
for $11.4 million.

The fair value of

consideration on the exchange and redemption of

the Class C and Class

D preferred shares exceeded
the

book

value

causing

a

one-time

reduction

in

net

income

available

to

common

stockholders

of

$
89.6

million.

As

of
March 31, 2022 and December 31, 2021, there were
no

preferred shares and
no

outstanding dividends to be paid.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Dividends
The following

dividend amounts

were paid

on the

preferred shares

for the

three

months ended

March 31,

2022 and
2021 (in thousands):

Three Months Ended March 31,
2022 2021
Preferred stock - Class C: Non-voting, Non-cumulative, Perpetual: $
1.00

par value; $
1,000
per share liquidation preference; annual dividend rate of
4
% of liquidation preference paid
quarterly. Quarterly dividend of $
10.00

per share.
$ - $
527
Preferred stock - Class D: Non-voting, Non-cumulative, Perpetual: $
1.00

par value; $
5.00
per share liquidation preference; annual dividend rate of
4
% of par value paid quarterly.
Quarterly dividend of $
0.01

per share.
-
123
Preferred stock - Class E: Non-voting, partially cumulative, Perpetual: $
1.00

par value;
$
1,000

per share liquidation preference; annual dividend rate of
7
% of liquidation
preferences paid quarterly. Quarterly dividend of $
17.50

per share.
-
131
Total

dividends paid
$ - $
781
Declaration of dividends by the Board is required before dividend payments are made.
No

dividends were approved by
the Board for the common stock classes for the three months ended March 31, 2022 and 2021.

Additionally, there were
no
dividends declared and unpaid as of March 31, 2022 and

2021.
10.

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

common stockho

lders by

the

weighted-average

number

of common
shares outstanding for

the period and

the weighted-average number

of dilutive common

stock equivalents outstanding

for
the period determined using the treasury-stock method. For

purposes of this calculation, common stock equivalents include common stock options and are only included in the calculation of diluted EPS when their effect is dilutive.

To

calculate EPS for

the three months

ended March 31, 2022

,

net income available

to common stockholders

was not
allocated between Class A and Class

B common stock since there

was no issued and outstanding Class

B common stock
as of March 31, 2022.
To

calculate

EPS

for

the

three

months

ended

March 31,

2021,

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
The following

table reflects

the calculation

of net

income

available to

common

stockholders

for three

months

ended
March 31, 2022 and 2021 (in thousands):
Three Months Ended March 31,
2022 2021
Net Income
$
4,854
$
4,781
Less: Preferred stock dividends

-
781
Net income available to common stockholders
$
4,854
$
4,000

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
The following table reflects

the calculation of basic and

diluted earnings per common

share class for the

three months
ended March 31, 2022 and 2021 (in thousands, except

per share amounts):
Three Months Ended March 31,
2022 2021
Class A
Class B

Class A Class B
(1)
Basic EPS
Numerator:
Net income available to common shares before allocation $
4,854
$ - $
4,000
$
4,000
Multiply: % allocated on weighted avg. shares outstanding
100.0%
- %
76.0%
24.0%
Net income available to common shares after allocation $
4,854
$ - $
3,040
$
960
Denominator:
Weighted average shares outstanding
19,994,953
-
3,889,469
6,121,052
Earnings per share, basic $
0.24
$ - $
0.78
$
0.16
Diluted EPS
Numerator:
Net income available to common shares before allocation $
4,854
$ - $
4,000
$
4,000
Multiply: % allocated on weighted avg. shares outstanding
100.0%
- %
76.0%
24.0%
Net income available to common shares after allocation $
4,854
$ - $
3,040
$
960
Denominator:
Weighted average shares outstanding for basic EPS
19,994,953
-
3,889,469
6,121,052
Add: Dilutive effects of assumed exercises of stock options
114,830
-
23,810
-
Weighted avg. shares including dilutive potential common shares
20,109,783
-
3,913,279
6,121,052
Earnings per share, diluted $
0.24
$ - $
0.78
$
0.16
Anti-dilutive stock options excluded from diluted EPS - -
77,000
-
(1)

Net income available to common shares between Class

A and Class B common stock was allocated

based on the weighted average number of
shares outstanding. The allocation also assumes that

Class B shares are converted to Class A which is

equivalent to
0.20

per share of Class B or
1,224,212

shares of Class A shares.
See Note 9 “Stockholders’ Equity” for further discussion

on the stock split.
11.

REGULATORY

MATTERS
The Bank is

subject to the

rules of the

Basel III regulatory capital

framework and related Dodd-Frank

Wall Street Reform
and Consumer Protection

Act. The rules include

the implementation of

a
2.5
% capital conservation

buffer that is

added to
the minimum requirements

for capital adequacy

purposes. Failure

to maintain the

required capital conservation

buffer will
limit

the

ability

of

the

Bank

to

pay

dividends,

repurchase

shares

or

pay

discretionary

bonuses.

At

March 31,

2022

and
December 31, 2021, the capital ratios for the Bank were

sufficient to meet the conservation buffer.
At March 31, 2022, the most recent notification from the regulatory authorities categorized the Bank as well capitalized
under the regulatory framework for prompt corrective action.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Actual and required capital

amounts and ratios are

presented below for both

the Company and the

Bank at March 31,
2022

and

December 31,

2021

(in

thousands,

except

ratios).

The

required

amounts

for

capital

adequacy

shown

do

not
include the capital conservation buffer previously

discussed.
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
March 31, 2022:
Total

risk-based capital:
USCB Financial Holdings, Inc.
$
194,564
14.49
% $
107,425
8.00
% $
134,281
10.00
%
U.S. Century Bank
$
193,462
14.41
% $
107,425
8.00
% $
134,281
10.00
%
Tier 1 risk-based capital:

USCB Financial Holdings, Inc.
$
179,243
13.35
% $
80,568
6.00
% $
107,425
8.00
%
U.S. Century Bank
$
178,141
13.27
% $
80,568
6.00
% $
107,425
8.00
%
Common equity tier 1 capital:
USCB Financial Holdings, Inc.
$
179,243
13.35
% $
60,426
4.50
% $
87,282
6.50
%
U.S. Century Bank
$
178,141
13.27
% $
60,426
4.50
% $
87,282
6.50
%
Leverage ratio:

USCB Financial Holdings, Inc.
$
179,243
9.47
% $
75,681
4.00
% $
94,601
5.00
%
U.S. Century Bank
$
178,141
9.42
% $
75,681
4.00
% $
94,601
5.00
%
December 31, 2021:
(1)
Total

risk-based capital
$
186,735
14.92
% $
100,125
8.00
% $
125,157
10.00
%
Tier 1 risk-based capital
$
171,484
13.70
% $
75,094
6.00
% $
100,125
8.00
%
Common equity tier 1 capital
$
171,484
13.70
% $
56,321
4.50
% $
81,352
6.50
%
Leverage ratio
$
171,484
9.55
% $
71,825
4.00
% $
89,781
5.00
%
(1)

As of December 31, 2021, the regulatory capital

ratios for both USCB Financial Holdings, Inc. and

U.S. Century Bank were the same since there
was no activity between both of these entities.

Effective December

2021, the Company

acquired the Bank

in a merger

and reorganization

through the formation

of a
bank holding company. Pursuant to this transaction, each of the outstanding shares of the Bank’s $
1.00

par value common
stock held by its

shareholders was converted

into and exchanged for

one newly issued share

of the Company’s

$
1.00

par
value common stock,

and the Bank

became the wholly

owned subsidiary of

the Company. See Note

9 “Stockholders’ Equity”
for further details.
12.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise in

the ordinary

course of

business. In

the opinion

of
management, none

of these

actions, either

individually or

in the aggregate,

is expected

to have

a material

adverse effect
on the Company’s Consolidated Financial Statements.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The

following

discussion

and

analysis

are

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition

and

results

of

operations

of

the

Company

and

the

Bank,

its

wholly

owned

subsidiary,

for

the

quarter

ended
March 31, 2022. This

discussion and

analysis are best

read in conjunction

with the consolidated

financial statements

and
related footnotes included in

this Form 10-Q and the

2021 Form 10-K filed with

the SEC for the year

ended December 31,
2021.
This discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially

from management's expectations. Factors that could cause

such differences are discussed
in the sections

entitled "Forward-Looking

Statements" and

Item 1A “Risk

Factors" below

and of

the 2021

Form 10-K

filed
with the SEC which is available at the SEC’s website www.sec.gov.
Throughout

this

document,

references

to

“we,”

“us,”

“our,”

and

“the

Company”

generally

refer

to

USCB

Financial
Holdings, Inc.
Forward-Looking Statements
This Quarterly

Report on

Form 10-Q

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

These forward-looking statements

include,

but are

not limited to,

statements
related to our projected growth, anticipated future financial performance,

and management’s long-term performance goals,
as

well

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

in this Form

10-Q and other

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

Form 10-Q

are made only

as of the

date
hereof, and we undertake

no obligation to update

or revise any forward-looking

statement to reflect events

or circumstances
after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
under the federal securities laws. You

should also review the risk factors

described in the reports the Company

filed or will
file with the

SEC and,

for periods

prior to

the completion

of the bank

holding company

reorganization in

December 2021,
the Bank filed with the FDIC.
Non-GAAP Financial Measures
This Quarterly

Report on

Form 10-Q

includes financial

information determined

by methods

other than

in accordance
with generally accepted

accounting principles

(“GAAP”). This

financial information includes

certain operating performance
measures. Management has included these non-GAAP

measures because it believes these measures may

provide useful
supplemental information

for evaluating

the Company’s

underlying performance

trends. Further,

management uses

these
measures

in

managing

and

evaluating

the

Company’s

business

and

intends

to

refer

to

them

in

discussions

about

our
operations and performance.

Operating performance

measures should be

viewed in addition

to, and not

as an alternative
to or

substitute

for,

measures

determined

in

accordance

with

GAAP,

and

are

not

necessarily

comparable

to non-GAAP
measures

that

may

be

presented

by

other

companies.

To

the

extent

applicable,

reconciliations

of

these

non-GAAP
measures to the most directly

comparable GAAP measures can be found

in the ‘Non-GAAP Reconciliation Tables’ included
in this Form 10-Q.
Overview
USCB Financial

Holdings, Inc.

(the “Company”),

the holding

company for

U.S. Century

Bank, reported

net income

of

$4.9

million

or $0.24

per diluted

share

for the

three

months

ended

March 31,

2022, compared

with

net

income

of

$4.8
million or

$0.78 and

$0.16 per

diluted share

for Class A and

Class B

common stock,

respectively, for

the same

period in
2021. In December 2021, the Company agreed to exchange all the outstanding shares of Class B common stock for Class
A common stock at a ratio of 5 to 1. As of March 31, 2022 and December 31,

2021, the Company’s only class of securities
issued and outstanding was Class A common stock.
During the quarter ended

March 31, 2022, the Board

of Directors (the “Board”)

approved a share repurchase

program
of up to 750,000 shares

of Class A common stock. Under the repurchase

program, the Company may

purchase shares of
Class A

common stock on a discretionary basis from time

to time. As

of March 31, 2022, the Company had not repurchased
any shares.
In

evaluating

our

financial

performance,

we

consider

the

level

of

and

trends

in

net

interest

income,

the

net

interest
margin, the cost of deposits,

levels and composition of

non-interest income and non-interest

expense, performance ratios,
asset quality ratios, regulatory capital ratios, and any significant event or transaction.
Unless otherwise stated, all comparisons in

the bullet points below are

calculated for the quarter ended March 31, 2022
versus the quarter ended March 31, 2021 and annualized where appropriate:
•

Net interest income increased $1.9 million or 15.3% to

$14.4 million from $12.5 million at March 31, 2021.
•

Net interest margin (“NIM”) decreased to 3.22% from 3.35%

for the first quarter of 2021.

•

Total assets grew to $2.0 billion, an increase of $333.9

million or 20.4%, compared to March 31, 2021.
•

Total loans grew to $1.3 billion, an increase of $154.4 million or 14.0%, compared to March 31, 2021.
•

Total deposits increased $309.1 million or 22.0% to $1.7

billion from $1.4 billion at March 31, 2021.
•

Annualized return on average assets was 1.03% compared

to 1.23%

at March 31, 2021.
•

Annualized return on average stockholders’ equity was 9.75% compared to 11.30%

at March 31, 2021.
•

The allowance for credit losses to total loans ratio decreased to

1.20% from 1.36% at March 31, 2021.
•

Non-performing loans to total loans was 0.00% compared to

0.06% at March 31, 2021.
•

The Company and

the Bank

exceeded all regulatory

capital requirements

and remained

significantly above

“well-
capitalized” guidelines.

At March 31, 2022,

total risk-based capital

ratio for the

Company and the

Bank were 14.49%
and 14.41%, respectively.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
•

Tangible book value per

common share was

$9.60 as of

March 31, 2022, compared

to $27.05 at March

31, 2021.
The decline was primarily driven by an increase in issued and outstanding Class A common shares as result of the exchange and redemption of

preferred shares combined with

the completion of

the IPO in

2021. See “Tangible book
value per common share” for a reconciliation of this non

-GAAP financial measure.
Critical Accounting Policies and Estimates
The

consolidated

financial

statements

are

prepared

based

on

the

application

of

U.S.

GAAP,

the

most

significant

of
which are described in Note

1 “Summary of Significant Accounting Policies” of

the Company’s 2021 Annual Report on

Form
10-K.

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

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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

and

operations

are

managed

and

financial

performance

is

evaluated

on

an

overall

Company-wide

basis.
Accordingly, all

the financial service

operations are

considered by management

to be

aggregated in one

reportable operating
segment.
Results of Operations
General
The following

tables present

selected balance

sheet, income

statement, and

profitability ratios

for the

dates indicated
(in thousands, except ratios):
March 31, 2022 December 31, 2021
Consolidated Balance Sheets:
Total

assets
$ 1,967,252 $ 1,853,939
Total

loans
(1)
$ 1,258,388 $ 1,190,081
Total

deposits
$ 1,713,294 $ 1,590,379
Total

stockholders' equity
$ 192,039 $ 203,897
(1)

Loan amounts include deferred fees/costs.
Three Months Ended March 31,
2022 2021
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 14,379 $ 12,475
Total

non-interest income
$ 1,945 $ 2,321
Total

non-interest expense
$ 9,612 $ 8,677
Net income

$ 4,854 $ 4,781
Net income available to common stockholders
$ 4,854 $ 4,000
Profitability:
Efficiency ratio
58.88% 58.64%
Net interest margin

3.22% 3.35%
The Company’s results

of operations

depend substantially on

net interest income

and non-interest income.

Other factors
contributing

to

the

results

of

operations

include

our

provision

for

credit

losses,

non-interest

expenses,

and

provision

for
income taxes.
Net income slightly increased to $4.9 million for the three months ended March 31, 2022 from $4.8 million for the same period

in

2021.

Net

income

available

to

common

stockholders

increased

$854

thousand

for

the

three

months

ended
March 31, 2022

compared to

the same

period in

2021 primarily because

there were no

dividend payments made

to preferred
shareholders.
Net Interest Income
Net

interest

income

is

the

difference

between

interest

earned

on

interest-earning

assets

and

interest

incurred

on
interest-bearing liabilities and

is the

primary driver of

core earnings. Interest

income is generated

from interest and

dividends
on

interest-earning

assets,

including

loans,

investment

securities

and

other

short-term

investments.

Interest

expense

is
incurred

from

interest

paid

on

interest-bearing

liabilities,

including

interest-bearing

deposits,

FHLB

advances

and

other
borrowings.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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
Three Months Ended March 31,
2022 2021
Average
Balance Interest Yield/Rate
(1)
Average
Balance Interest Yield/Rate
(1)
Assets
Interest-earning assets:
Loans (2)
$ 1,211,432 $ 12,982 4.35% $ 1,071,782 $ 11,868 4.43%
Investment securities (3)
510,257 2,329 1.85% 337,434 1,844 2.19%
Other interest-earnings assets
90,137 31 0.14% 78,568 16 0.08%
Total

interest-earning assets
1,811,826 15,342 3.43% 1,487,784 13,728 3.69%
Non-interest earning assets
101,658 86,097
Total

assets
$ 1,913,484 $ 1,573,881
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits
$ 64,436 16 0.10% $ 44,549 14 0.13%
Saving and money market deposits
736,134 551 0.30% 568,595 548 0.39%
Time deposits
223,274 259 0.47% 248,156 554 0.91%
Total

interest-bearing deposits
1,023,844 826 0.33% 861,300 1,116 0.53%
Borrowings and repurchase agreements 36,011 137 1.54% 36,000 137 1.52%
Total

interest-bearing liabilities
1,059,855 963 0.37% 897,300 1,253 0.57%
Non-interest bearing demand deposits 626,400 482,376
Other non-interest-bearing liabilities 25,369 22,629
Total

liabilities
1,711,624 1,402,305
Stockholders' equity 201,860 171,576
Total

liabilities and stockholders' equity
$ 1,913,484 $ 1,573,881
Net interest income
$ 14,379 $ 12,475
Net interest spread (4) 3.06% 3.12%
Net interest margin
(5)
3.22% 3.35%
(1)

Annualized.
(2)

Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred

loan fees, net of deferred loan costs.
(3)

At fair value except for securities held to maturity. Includes FHLB stock.
(4)

Net interest spread is the average yield on

total interest-earning assets minus the average

rate on total interest-bearing liabilities.
(5)

Net interest margin is the ratio of net interest

income to total interest-earning assets.
Net interest income before the provision

for credit losses was $14.4 million for

the three months ended March 31, 2022,
an increase of $1.9 million or

15.3%, from $12.5 million for

the same period in 2021.

This increase was primarily attributable
to higher income from investment securities and loan fees as well as lower costs for interest-bearing liabilities because of a lower interest rate environment.

Included with

loan interest

income are

PPP fees

totaling $917

thousand and

$1.2

million for

the three

months ended
March 31, 2022 and 2021, respectively.

PPP loan fees are recognized upon forgiveness by the SBA.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Net interest

margin decreased

to 3.22%

at March 31,

2022 from

3.35% in

the same

period in

2021. The

overall and
individual yields for interest-bearing assets and interest-bearing liabilities both decreased.
Provision for Credit Losses
The ACL

represents probable incurred losses in our portfolio. We maintain an adequate ACL that can mitigate probable
losses inherent

in the

loan portfolio.

The ACL is increased

by the

provision for

credit losses

and is

decreased by

charge-
offs,

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

There

was

no

provision

for

credit

loss

for

the

three

months

ended

March 31,

2022

compared

to

a

net

reduction

of
$160 thousand

for

the

same

period

in

2021. The

primary

driver

of

the

decrease

was

the

improvement

of

the

credit

risk
associated with

the COVID-19 pandemic.

The ACL as a percentage

of total loans

decreased to 1.20%

at March 31,

2022
compared to 1.36%

at March 31, 2021.
See “Allowance for Credit Losses” below for further discussion on how the ACL is calculated.

Non-Interest Income
Our services and products generate service charges and fees, mainly from our depository accounts. We also generate
income from gain on sale of loans though our swap and SBA

programs. In addition, we own and are beneficiaries of the life insurance

policy

on some

of our

employees

and

generate

income

on

the

increase

in the

cash

surrender

value

of these
policies.
The following table presents the components of non-interest

income for the dates indicated (in thousands):
Three Months Ended March 31,
2022 2021
Service fees $ 900 $ 889
Gain on sale of securities available for sale, net
21 62
Gain on sale of loans held for sale, net
334 964
Loan settlement
161 -
Other non-interest income
529 406
Total

non-interest income
$ 1,945 $ 2,321
Non-interest income for the three months ended March 31, 2022 decreased $376 thousand or 16.2%, compared to the same period in 2021. This decrease was primarily driven by fewer loan sales resulting in reduced gains.
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Three Months Ended March 31,
2022 2021
Salaries and employee benefits
$ 5,875 $ 5,278
Occupancy
1,270 1,387
Regulatory assessment and fees
213 178
Consulting and legal fees
517 185
Network and information technology services
387 508
Other operating
1,350 1,141
Total

non-interest expense
$ 9,612 $ 8,677
Non-interest expense for the three months ended March 31, 2022 increased

$935 thousand or 10.8%, compared to the
same period in 2021. The increase

was primarily driven by higher salaries

and employee benefits due to

new hires, salary
compensation, and seasonal payroll taxes.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Provision for Income Tax
Fluctuations in the effective tax rate reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for

income tax purposes.

Therefore, future

decisions on the

investments we

choose will affect

our effective
tax rate. Surrender value of

bank-owned life insurance policies

covering key employees, purchasing

municipal bonds, and
overall taxable income will be important elements in determining our effective tax rate.
Income

tax

expense

for

the

three

months

ended

March 31,

2022

increased

to

$1.9

million

from

$1.5 million

for the
same period

in 2021.

The Company’s

effective tax

rate was

27.7% primarily

because the

Company recorded

a one-time
adjustment of $300 thousand to deferred tax assets which

increased the income tax provision.
For a further discussion

on income taxes, see

Note 4 “Income Taxes” to

the Consolidated Financial

Statements in this
Form 10-Q.
Analysis of Financial Condition
Total assets at March 31, 2022 were $2.0

billion, an increase

of $333.9 million,

or 20.4%, over

total assets of $1.6

billion
at March 31, 2021.

Total loans increased $150.8 million, or 13.6%, to

$1.3 billion at March 31,

2022 compared to

$1.1 billion
at March 31,

2021. Total

deposits

increased

by $309.1

million,

or 22.0%,

to $1.7

billion at

March 31,

2022

compared to
March 31, 2021.
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

the asset composition

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

or

ALCO

of

the

Company

to

ensure

an

appropriate

risk

and

return

profile

as

well

as

for

adherence

to

the
investment policy.
As of March 31, 2022, the

investment portfolio consisted of available-for-sale (“AFS”) and held-to-maturity

(“HTM”) debt
securities. During the year ended December 31, 2021,

there were 28 investment securities that were transferred from AFS to HTM with an

amortized cost basis

and fair value amount

of $67.6 million and

$68.7 million, respectively.

On the date of
transfer, these securities had a total net unrealized gain of $1.1 million. The transfer of debt securities from the AFS

to HTM
category was

made at

fair value

at the

date of

transfer.

The unrealized

gain or

loss

at the

date of

transfer is

retained in
accumulated other

comprehensive income

and in

the carrying

value of

the HTM

securities. Such

amounts are

amortized
over the remaining life of the security.

There was no immediate impact to net income on

the date of transfer.
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

ability to hold the security for

a period of time sufficient
for a

recovery in

value, recent

events specific

to the

issuer or

industry,

any related

credit events,

and for

debt securities,
external

credit

ratings

and

recent

downgrades

related

to

deterioration

of

credit

quality.

Securities

on

which

there

is

an

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
unrealized loss

that is

deemed to

be OTTI

are written

down to

fair value,

with the

write-down recorded

as a

realized loss
under line item

“Gain (loss) on

sale of securities

available-for-sale,

net” of the Consolidated

Statements of Operations.

As
of March 31, 2022, there are no

securities which management has classified as OTTI.

For further discussion of our

analysis
on impaired investment securities for OTTI, see Note 2 “Investment Securities”

to the Consolidated Financial Statements in
this Form 10-Q.
AFS

and

HTM

investment

securities

increased

$173.2 million

or

50.7%

to

$514.6 million

at

March 31,

2022

from
$341.3 million

at

March 31,

2021. Investment

securities

increased

over

the

past

year

due

to

higher

than

expected

cash
balances. Management

reinvested excess

cash balances

into high

credit quality

investments to

increase the

Company’s
profitability and modify the

Company’s balance sheet duration according

to the ALM

policy. As of March 31, 2022, corporate
bond securities with a market value

of $19.6 million were pledged to

secure public deposits. The investment

portfolio does
not have any tax-exempt securities.
The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
March 31, 2022 December 31, 2021
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 28,197 $ 27,433 $ 10,564 $ 10,520
U.S. Treasury
2,463
2,463
- -
Collateralized mortgage obligations
163,382
150,738
160,506 156,829
Mortgage-backed securities - residential
114,655
106,038
120,643 118,842
Mortgage-backed securities - commercial
46,280
44,237
49,905 50,117
Municipal securities
25,144
21,981
25,164 24,276
Bank subordinated debt securities
27,003
27,295
27,003 28,408
Corporate bonds
12,066
12,029
12,068 12,550
$ 419,190 $ 392,214 $ 405,853 $ 401,542
Held-to-maturity:
U.S. Government Agency
$ 34,465 $ 31,663 $ 34,505 $ 33,904
Collateralized mortgage obligations
42,567 39,032 44,820 43,799
Mortgage-backed securities - residential
28,981 26,654 26,920 26,352
Mortgage-backed securities - commercial
3,099 2,817 3,103 3,013
Corporate bonds
13,249 12,524 13,310 13,089
$ 122,361 $ 112,690 $ 122,658 $ 120,157

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of March 31, 2022 (in thousands, except ratios):

Within 1 year
After 1 year through 5
years
After 5 years through
10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - 0.00% $ 4,800 2.76% $ 2,015 2.84% $ 21,382 1.37% $ 28,197 1.71%
U.S. Treasury
- 0.00% 2,463 2.32% - 0.00% - 0.00% 2,463 2.32%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 163,382 1.38% 163,382 1.38%
MBS - residential
- 0.00% - 0.00% - 0.00% 114,655 1.45% 114,655 1.45%
MBS - commercial
- 0.00% - 0.00% - 0.00% 46,280 1.67% 46,280 1.67%
Municipal securities

- 0.00% - 0.00% 1,000 2.05% 24,144 1.72% 25,144 1.73%
Bank subordinated debt securities
- 0.00% - 0.00% 26,003 5.02% 1,000 6.13% 27,003 5.02%
Corporate bonds
1,995 3.38% 8,055 3.74% 2,016 2.79% - 0.00% 12,066 3.52%
$ 1,995 $ 15,318 $ 31,034 $ 370,843 $ 419,190 1.78%
Held-to-maturity:
U.S. Government Agency
$ - 0.00% $ 7,884 1.03% $ 18,533 1.30% $ 8,048 1.58% $ 34,465 1.32%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 42,567 1.45% 42,567 1.45%
MBS - residential
- 0.00% 2,727 2.98% 9,244 1.60% 17,010 2.04% 28,981 1.98%
MBS - commercial
- 0.00% - 0.00% 3,099 1.62% - 0.00% 3,099 1.62%
Corporate bonds
2,007 3.06% 11,242 2.71% - 0.00% - 0.00% 13,249 2.76%
$ 2,007 $ 21,853 $ 30,876 $ 67,625 $ 122,361 1.67%
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

March 31, 2022 December 31, 2021
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 204,317 16.2% $ 201,359 16.9%
Commercial Real Estate
782,072 62.1% 704,988 59.2%
Commercial and Industrial
134,832 10.7% 146,592 12.3%
Foreign Banks
63,985 5.1% 59,491 5.0%
Consumer and Other

73,765 5.9% 79,229 6.6%
Total

gross loans
1,258,971 100.0% 1,191,659 100.0%
Less: Unearned income 583 1,578
Total

loans net of unearned income
1,258,388 1,190,081
Less: Allowance for credit losses
15,074 15,057
Total

net loans
$ 1,243,314 $ 1,175,024
Total

gross

loans

increased

by

$67.3 million

or

5.6%

at

March 31,

2022

compared

to

December 31,

2021.

The
commercial

real

estate

and

to

a

lesser

extent,

foreign

banks

and

residential

real

estate

loan

segments

had

the

most
significant

growth

partially

offset

by

declines

in

the

commercial

and

industrial

and

consumer

and

other

loan

segments.
During

the

three

months

ended,

the

Company

purchased

$57.2

million

and

$12.9

million

in

commercial

real

estate

and
residential

loans,

respectively.

Commercial

and

industrial

loans

declined

primarily

because

of

continuing

PPP

loan
forgiveness.
Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately 62.1% of the total gross loan

portfolio as of March 31, 2022. We

do not expect any significant changes over
the foreseeable

future in

the composition

of our

loan portfolio

or in

our emphasis

on commercial

real estate

lending. Our
loan growth

strategy

since

inception

has been

reflective

of the

market in

which

we operate

and

of

our strategic

plan

as
approved by the Board.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Most of the

commercial real estate

exposure represents

loans to commercial

businesses secured

by owner-occupied
real estate.

The growth

experienced in

recent years

is primarily

due to

implementation of

our relationship-based

banking
model and

the success

of our

relationship managers

in competing

for new

business

in a

highly competitive

metropolitan
area.

Many

of

our

larger

loan

clients

have

lengthy

relationships

with

members

of

our

senior

management

team

or

our
relationship managers that date back to former institutions.

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments. The following table shows

maturities and sensitivity to

interest rate changes for the

loan portfolio at March 31,
2022 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 3,002 $ 27,512 $ 81,030 $ 92,773 $ 204,317
Commercial Real Estate
22,358 218,552 536,837 4,325 782,072
Commercial and Industrial
18,010 44,725 30,771 41,326 134,832
Foreign Banks
63,985 - - - 63,985
Consumer and Other
2,330 3,075 2,468 65,892 73,765
Total

gross loans
$ 109,685 $ 293,864 $ 651,106 $ 204,316 $ 1,258,971
Interest rate sensitivity:
Fixed interest rates
$ 85,107 $ 216,592 $ 137,043 $ 86,568 $ 525,310
Floating or adjustable rates
24,578 77,272 514,063 117,748 733,661
Total

gross loans
$ 109,685 $ 293,864 $ 651,106 $ 204,316 $ 1,258,971
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

March 31, 2022,

approximately 58.3%

of the

loans have

adjustable/variable rates

and 41.7%

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

risk grades are reviewed

at least once a

year, and

more frequently as

needed. Internal credit
risk ratings

may change

based on

management’s

assessment of

the results

from the

annual review,

portfolio monitoring,
and other developments observed with borrowers.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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

March 31, 2022
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 201,137 $ - $ 3,180 $ - $ 204,317
Commercial Real Estate
780,448 1,210 414 - 782,072
Commercial and Industrial
134,324 - 508 - 134,832
Foreign Banks
63,985 - - - 63,985
Consumer and Other

73,548 - 217 - 73,765
$ 1,253,442 $ 1,210 $ 4,319 $ - $ 1,258,971
December 31, 2021
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 196,778 $ - $ 4,581 $ - $ 201,359
Commercial Real Estate
703,349 1,222 417 - 704,988
Commercial and Industrial
146,039 - 553 - 146,592
Foreign Banks
59,491 - - - 59,491
Consumer and Other

79,005 - 224 - 79,229
$ 1,184,662 $ 1,222 $ 5,775 $ - $ 1,191,659
Non-Performing Assets
The following table presents non-performing assets as

of the dates shown (in thousands,

except ratios):
March 31, 2022 December 31, 2021
Non-accrual loans, less non-accrual TDR loans $ - $ 1,190
Non-accrual TDRs
- -
Loans past due over 90 days and still accruing
- -
Total

non-performing loans
- 1,190
Other real estate owned
- -
Total

non-performing assets
$ - $ 1,190
Asset quality ratios:
Allowance for credit losses to total loans
1.20% 1.27%
Allowance for credit losses to non-performing loans
0% 1,265%
Non-performing loans to total loans
0% 0.10%
Non-performing

assets include

all loans

categorized as

non-accrual or

restructured,

impaired securities,

non-accrual
TDRs, other

real estate owned

(“OREO”) and other

repossessed assets. Problem

loans for

which the

collection or liquidation
in

full

is

reasonably

uncertain

are

placed

on

a

non-accrual

status.

This

determination

is

based

on

current

existing

facts

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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

and remains in non

-accrual status until it

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
The following tables present performing and non-performing

TDRs for the dates indicated (in thousands):
March 31, 2022
Accruing Non-Accruing Total
Residential Real Estate
$ 7,357 $ - $ 7,357
Commercial Real Estate
603 - 603
Commercial and Industrial
132 - 132
Consumer and Other

217 - 217
$ 8,309 $ - $ 8,309
December 31, 2021
Accruing Non-Accruing Total
Residential Real Estate $ 7,815 $ - $ 7,815
Commercial Real Estate
696 - 696
Commercial and Industrial
141 - 141
Consumer and Other

224 - 224
$ 8,876 $ - $ 8,876
The Company allocated $335 thousand and $360 thousand of specific allowance for TDR loans at March 31, 2022 and
December 31, 2021, respectively.

There was no commitment to lend additional funds to

these TDR customers.

During the quarter

ended March 31,

2022 and 2021,

there were no

defaults on TDR

loans within the

prior 12 months.
Additionally, the Company

did not have any new TDR loans during the three months

ended March 31, 2022 and 2021.
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

on this
Form 10-Q.
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

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
The following table presents ACL and net charge-offs to average loans by type for the periods indicated (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
March 31, 2022:

Beginning balance
$ 2,498 $ 8,758 $ 2,775 $ 457 $ 569 $ 15,057
Provision for credit losses
(157) 425 (426) 34 124 -
Recoveries
32 - 6 - - 38
Charge-offs
(16) - - - (5) (21)
Ending Balance

$ 2,357 $ 9,183 $ 2,355 $ 491 $ 688 $ 15,074
Average loans
$ 198,162 $ 739,732 $ 139,781 $ 59,667 $ 74,090 $ 1,211,432
Net charge-offs to average loans

(0.03)% - % (0.02)% - % 0.03% (0.01)%
March 31, 2021:

Beginning balance
$ 3,408 $ 9,453 $ 1,689 $ 348 $ 188 $ 15,086
Provision for credit losses
(325) (133) 229 59 10 (160)
Recoveries
4 - 87 - 1 92
Charge-offs
- - - - (9) (9)
Ending Balance

$ 3,087 $ 9,320 $ 2,005 $ 407 $ 190 $ 15,009
Average loans
$ 231,185 $ 625,849 $ 166,925 $ 42,267 $ 5,555 $ 1,071,782
Net charge-offs to average loans
(0.01)% - % (0.21)% - % 0.58% (0.03)%
Bank-Owned Life Insurance
As of March 31, 2022, the combined

cash surrender value of all bank-owned

life insurance (“BOLI”) policies

was 42.0.
Changes in cash

surrender value are

recorded to non-interest

income in the

Consolidated Statements

of Operations. The
Company had BOLI policies with five insurance carriers.

The Company is the beneficiary of these policies.
Deposits
Customer deposits are the

primary funding source for

the Bank’s growth.

Through our network of

banking centers, we
offer a competitive array of deposit

accounts and treasury management services designed

to meet our customers’ business
needs.

Our

primary

deposit

customers

are

small-to-medium

sized

businesses

(“SMBs”),

and

the

personal

business

of
owners and operators of these SMBs, as well as the retail/consumer relationships of the employees of these businesses.

The following table

presents the daily

average balance and

average rate paid

on deposits by

category for

the periods
presented (in thousands, except ratios):
Three Months Ended March 31,
2022 2021
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest bearing demand deposits $ 626,400 0.00% $ 482,376 0.00%
Interest-bearing demand deposits 64,436 0.10% 44,549 0.13%
Saving and money market deposits 736,134 0.30% 568,595 0.39%
Time deposits 223,274 0.47% 248,156 0.91%
$ 1,650,244 0.20% $ 1,343,676 0.34%
The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250 thousand

for

all

deposit
accounts

at

the

Bank

per

account

holder.

Total

estimated

uninsured

deposits

were

$1.0 billion

and

$897.8 million

at
March 31,

2022

and

December 31,

2021,

respectively.

Time

deposits

with

balances

of

$250

thousand

or

more

totaled
$147.6 million and $119.4

million at March 31, 2022 and December 31, 2021, respectively.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
The following table shows scheduled maturities of uninsured

time deposits as of March 31, 2022 (in thousands):
March 31, 2022
Three months or less $ 10,111
Over three through six months 25,531
Over six though twelve months 24,122
Over twelve months 43,342
$ 103,106
Borrowings
As a

member of

the FHLB, we

are eligible for

advances with various

terms and conditions.

This accessibility of

additional
funding allows

us to

efficiently

and timely

meet both

expected and

unexpected outgoing

cash flows

and collateral

needs
without adversely affecting either daily operations

or the financial condition of the Company.
As of March 31, 2022 and December 31, 2021, we had $36.0 million of fixed rate advances outstanding from the FHLB with a weighted average rate of 1.52%. Most of the advances

are due in the first two calendar quarters of 2025.

The following table presents the FHLB fixed rate advances

as of March 31, 2022 (in thousands):
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

March 31, 2022, there were no outstanding

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

credit may expire unused, the

amounts
shown do not necessarily

reflect the actual

future cash funding requirements

.

The following table

presents lending related
commitments outstanding as of the dates indicated (in thousands

):
March 31, 2022 December 31, 2021
Commitments to grant loans and unfunded lines of credit
$ 125,484 $ 134,877
Standby and commercial letters of credit
5,552 6,420
$ 131,036 $ 141,297
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

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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
Asset and Liability Management Committee
Members

of

senior

management

and

our

Board

make

up

the

asset

and

liability

management

committee,

or

ALCO.
Senior management is responsible for ensuring that Board

approved strategies, policies, and procedures for managing and mitigating risks are appropriately executed within the designated lines of authority and responsibility in a timely

manner.
ALCO

oversees

the

establishment,

approval,

implementation,

and

review

of

interest

rate

risk,

management,

and
mitigation strategies, ALM related policies, ALCO procedures and risk tolerances and appetite.
While some degree

of IRR

(“Internal Rate

of Return”)

is inherent to

the banking

business, our

ALCO has

put in place
sound risk management practices to identify,

quantify,

monitor, and limit IRR exposures.
When assessing

the scope

of IRR

exposure

and

impact on

the co

nsolidated

balance sheet,

cash

flows and

income
statement,

management

considers

both

earnings

and

economic

impacts.

Asset

price

variations,

deposits

volatility

and
reduced earnings or outright losses could adversely affect

the Company’s

liquidity, performa

nce, and capital adequacy.
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
To

have

a

more

complete

picture

of

IRR,

the

Company

also

evaluates

the

economic

value

of

equity,

or

EVE.

This
assessment

allows

us

to

measure

the

degree

to

which

the

economic

values

will

change

under

different

interest

rate
scenarios (parallel and non-parallel). The economic value approach focuses on a longer-term time horizon and captures all future cash flows expected

from existing assets and

liabilities. The economic value

model utilizes a static

approach in that
the analysis

does not

incorporate new

business; rather,

the analysis

shows a

snapshot in

time of

the risk

inherent in

the
balance sheet.
Market and Interest Rate Risk Management

According to

our ALCO

model,

we are

an asset-sensitive

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

and

policy,

management

has the

ability

to modify

the

balance sheet

to

either increase

asset

duration

and
decrease liability

duration to reduce

asset sensitivity,

or to decrease

asset duration and

increase liability duration

in order
to increase asset sensitivity.
According to our model, as of March 31, 2022, NIM should increase for static rate scenarios (-400 basis points or +400 basis points). For the static forecast in year

one, the estimated NIM will increase from

3.17% base case scenario to 3.28%
under a +400

basis points scenario.

Additionally,

utilizing an economic

value of equity,

or EVE, approach,

we analyze the
risk

to

capital

from

the

effects

of

various

interest

rate

scenarios

through

a

long-term

discounted

cash

flow

model.

This
measures the

difference

between the

economic value

of our

assets and

the economic

value

of our

liabilities, which

is a
proxy for our liquidation value.

According to our balance sheet

composition, and as expected,

our model stipulates that an

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
increase of rates

will have

a negative impact

on the EVE.

Results and analysis

are presented

quarterly to the

Board, and
strategies are defined.
We

have

also

been

reducing

asset

sensitivity

by

extending

asset

duration,

which

has

lowered

our

NII

volatility

and
allowed us to keep the NII consistent with the ALCO objectives.
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
Changes in macroeconomic conditions, as well as exposure

to credit, market, operational, legal and reputational

risks,
such as

cybersecurity risk,

could have

an unexpected

impact on

the Company’s

liquidity risk

profile and

are factored

into
the assessment of liquidity and the ALM framework.
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

and borrowings

from the FHLB.

Accordingly,

our
liquidity

resources

were

adequate

to

fund

loans

and

meet

other

cash

needs

as

necessary.

We

do

not

expect

liquidity
resources to be compromised at this time.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Capital Adequacy
As of

March 31, 2022,

the Bank

was well

capitalized

under the

FDIC’s

prompt corrective

action framework.

We also
follow the capital conservation buffer framework, and as of March 31, 2022, we exceeded the capital conversation buffer in
all capital ratios, according to our actual ratios. The following table presents the capital ratios for both the Company and the
Bank at the dates indicated (in thousands,

except ratios):
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
March 31, 2022:
Total

risk-based capital:
USCB Financial Holdings, Inc.
$ 194,564 14.49% $ 107,425 8.00% $ 134,281 10.00%
U.S. Century Bank
$ 193,462 14.41% $ 107,425 8.00% $ 134,281 10.00%
Tier 1 risk-based capital:

USCB Financial Holdings, Inc.
$ 179,243 13.35% $ 80,568 6.00% $ 107,425 8.00%
U.S. Century Bank
$ 178,141 13.27% $ 80,568 6.00% $ 107,425 8.00%
Common equity tier 1 capital:
USCB Financial Holdings, Inc.
$ 179,243 13.35% $ 60,426 4.50% $ 87,282 6.50%
U.S. Century Bank
$ 178,141 13.27% $ 60,426 4.50% $ 87,282 6.50%
Leverage ratio:

USCB Financial Holdings, Inc.
$ 179,243 9.47% $ 75,681 4.00% $ 94,601 5.00%
U.S. Century Bank
$ 178,141 9.42% $ 75,681 4.00% $ 94,601 5.00%
December 31, 2021:
(1)
Total

risk-based capital
$ 186,735 14.92% $ 100,125 8.00% $ 125,157 10.00%
Tier 1 risk-based capital
$ 171,484 13.70% $ 75,094 6.00% $ 100,125 8.00%
Common equity tier 1 capital
$ 171,484 13.70% $ 56,321 4.50% $ 81,352 6.50%
Leverage ratio
$ 171,484 9.55% $ 71,825 4.00% $ 89,781 5.00%
(1)

As of December 31, 2021, the regulatory capital

ratios for both USCB Financial Holdings, Inc. and

U.S. Century Bank were the same since there
was no activity between both of these entities.

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
Recently Issued Accounting Pronouncements

Recently issued accounting

pronouncements are discussed

in Note 1 “Summary

of Significant Accounting Policies”

to
the Consolidated Financial Statements on this Form 10-Q.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
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
As of or For the Three Months Ended
3/31/2022 12/31/2021 9/30/2021 6/30/2021 3/31/2021
Pre-Tax Pre-Provision ("PTPP") Income:

Net income

$ 4,854 $ 5,650 $ 6,593 $ 4,053 $ 4,781

Plus: Provision for income taxes
1,858 1,751 2,088 1,263 1,498

Plus: Provision for (recovery of) credit losses
- - - - (160)

PTPP income
$ 6,712 $ 7,401 $ 8,681 $ 5,316 $ 6,119
PTPP Return on Average Assets:

PTPP income
$ 6,712 $ 7,401 $ 8,681 $ 5,316 $ 6,119

Average assets
$ 1,913,484 $ 1,828,037 $ 1,741,423 $ 1,660,060 $ 1,573,881

PTPP return on average assets
(1)
1.42% 1.61% 1.98% 1.28% 1.58%
Operating Net Income:

Net income
$ 4,854 $ 5,650 $ 6,593 $ 4,053 $ 4,781

Less: Net gains (losses) on sale of

securities
21 35 (70) 187 62

Less: Tax effect on sale of securities
(5) (9) 17 (46) (15)

Operating net income
$ 4,838 $ 5,624 $ 6,646 $ 3,912 $ 4,734
Operating PTPP Income:

PTPP income
$ 6,712 $ 7,401 $ 8,681 $ 5,316 $ 6,119

Less: Net gains (losses) on sale of

securities
21 35 (70) 187 62

Operating PTPP Income
$ 6,691 $ 7,366 $ 8,751 $ 5,129 $ 6,057
Operating PTPP Return on Average Assets:

Operating PTPP income
$ 6,691 $ 7,366 $ 8,751 $ 5,129 $ 6,057

Average assets
$ 1,913,484 $ 1,828,037 $ 1,741,423 $ 1,660,060 $ 1,573,881

Operating PTPP Return on average assets
(1)
1.42% 1.60% 1.99% 1.24% 1.56%
Operating Return on Average Assets:

Operating net income
$ 4,838 $ 5,624 $ 6,646 $ 3,912 $ 4,734

Average assets
$ 1,913,484 $ 1,828,037 $ 1,741,423 $ 1,660,060 $ 1,573,881

Operating return on average assets
(1)
1.03% 1.22% 1.51% 0.95% 1.22%
(1) Annualized.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
As of or For the Three Months Ended
3/31/2022 12/31/2021 9/30/2021 6/30/2021 3/31/2021
Tangible book value per common share (at period-end): (1)
Total stockholders' equity (GAAP) $ 192,039 $ 203,897 $ 201,918 $ 166,302 $ 170,425
Less: Intangible assets - - - - -
Less: Preferred stock - - - 24,616 32,077
Tangible stockholders' equity (non-GAAP) $ 192,039 $ 203,897 $ 201,918 $ 141,686 $ 138,348
Total shares issued and outstanding (at period-end): (2)
Class A common shares 20,000,753 19,991,753 18,767,541 3,889,469 3,889,469
Class B common shares - - 1,224,212 1,224,212 1,224,212
Total common shares issued and outstanding 20,000,753 19,991,753 19,991,753 5,113,681 5,113,681
Tangible book value per common share (non-GAAP) $ 9.60 $ 10.20 $ 10.10 $ 27.71 $ 27.05

Operating net income available to common stockholders: (1)
Net income (GAAP) $ 4,854 $ 5,650 $ 6,593 $ 4,053 $ 4,781
Less: Preferred dividends - - 542 754 781
Less: Exchange and redemption of preferred shares - - 89,585 - -
Net income (loss) available to common stockholders
4,854 5,650 (83,534) 3,299 4,000
Add back: Exchange and redemption of preferred

shares
- - 89,585 - -
Operating net income avail. to common stock (non-GAAP)

$ 4,854 $ 5,650 $ 6,051 $ 3,299 $ 4,000
Allocation of operating net income per common

stock class:

Class A common stock $ 4,854 $ 5,650 $ 5,598 $ 2,509 $ 3,042
Class B common stock $ - $ - $ 453 $ 790 $ 958
Weighted average shares outstanding:
Class A common stock

Basic 19,994,953 18,913,914 15,121,460 3,889,469 3,889,469
Diluted 20,109,783 19,023,686 15,187,729 3,933,636 3,913,279
Class B common stock
Basic - - 6,121,052 6,121,052 6,121,052
Diluted - - 6,121,052 6,121,052 6,121,052
Diluted EPS: (3) (4)

Class A common stock
Net income (loss) per diluted share (GAAP) $ 0.24 $ 0.30 $ (5.11) $ 0.64 $ 0.78
Add back: Exchange and redemption of preferred

shares
- - 5.48 - -
Operating net income per diluted share (non-GAAP) $ 0.24 $ 0.30 $ 0.37 $ 0.64 $ 0.78
Class B common stock
Net income (loss) per diluted share (GAAP) $ - $ - $ (1.02) $ 0.13 $ 0.16
Add back: Exchange and redemption of preferred

shares
- - 1.09 - -
Operating net income per diluted share (non-GAAP) $ - $ - $ 0.07 $ 0.13 $ 0.16
(1)

The Company believes these non-GAAP measurements are

a key indicator of the ongoing earnings power

of the Company.
(2)

During the quarter ended September 30, 2021,

47,473 shares of Class C preferred stock and

11,061,552 shares of Class D preferred stock were
exchanged for an aggregate of 10,278,072 shares

of Class A common stock. Additionally, the Bank completed the initial public offering of its Class A
common stock on July 27, 2021, in which it

issued 4,600,000 shares of Class A common stock.

As such, the total shares issued and outstanding of
Class A common stock was 18,767,541 shares

at September 30, 2021.
(3)

During the quarter ended September 30, 2021,

basic net loss per share is the same as

diluted net loss per share as the inclusion of all

potential
common shares outstanding would have been antidilutive.

(4)

During the quarter ended December 31, 2021,

the Company entered into agreements with

the Class B shareholders to exchange all

outstanding
Class B non-voting stock for Class A voting common

stock at a ratio of 5 to 1. In calculating net income

(loss) per diluted share for the prior quarters
presented, the allocation of operating net income

available to common stockholders was based on

the weighted average shares outstanding per
common share class to the total weighted average

shares outstanding during each period. The

operating net income allocation was calculated using

the
weighted average shares outstanding of Class

B common stock on a as-converted basis.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Item 3.

Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company,

we are not required to provide the information required

by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the

supervision and with

the participation of

our management, including

our President and

Chief Executive Officer
and our

Chief Financial

Officer,

we evaluated

the effectiveness

of the

design and

operation of

the Company’s

disclosure
controls

and

procedures

as

of

March 31,

2022.

Based

on

that

evaluation,

management

believes

that

the

Company’s
disclosure controls and procedures were effective to collect, process, and disclose the information required to be disclosed in the reports filed or

submitted under the Exchange Act within the

required time periods as of the

end of the period covered
by this Form 10-Q.
Changes in Internal

Control Over Financial Reporting
There has been

no change in

our internal control

over financial reporting

(as defined in

Rules 13a-15(f) and

15d-15(f)
under the Exchange Act) during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to
materially affect, our internal control over financial

reporting.

Limitations on Effectiveness of Controls and Procedures
In

designing

and

evaluating

the

disclosure

controls

and

procedures,

management

recognizes

that

any

controls

and
procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

In addition, the design

of disclosure controls and

procedures must reflect the

fact that there
are resource constrains and that

management is required to

apply judgment in evaluating

the benefits of possible

controls
and procedures relative to their costs.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
PART II
Item 1.

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
Item 1A. Risk Factors
For detailed information about certain risk factors that could materially affect our business, financial condition, or future
results, see

“Part I,

Item 1A

– Risk

Factors” of

the Annual

Report on

Form 10-K,

for the

year ended

December 31, 2021.
There have been no material changes from the risk factors

previously disclosed in the Form 10-K.
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
On February

28, 2022,

stock options

previously granted

to a

former Board

member of

the Company,

pursuant to

the
Amended and Restated

2015 Equity

Incentive Plan

covering 9,000

shares of

Class A common

stock at

an exercise

price
per share of $11.35

of the Company were

exercised for an aggregate

amount of $102 thousand.

The options were issued
while the former Board member was

still serving as a director and

prior to the issuer becoming a

reporting company under
the Securities

Exchange Act

of 1934.

The shares

of Class

A common stock

subject to

the exercised

options were

issued
pursuant to the exemption provided by Rule 701 of the

Securities Act of 1933.
Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
Item 6. Exhibits
Exhibit No.
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
4.4
Description of USCB Financial Holdings, Inc.’s securities (incorporated by reference to Exhibit 4.4 to the Registrant's Annual
Report on Form 10-K (File No. 001-41196) filed with the Securities and Exchange Commission on March 24, 2022)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*
31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
*
32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
*
101
The following

financial statements

from the

Company’s Quarterly

Report on

Form 10-Q

for the

quarter ended

March 31,
2022 formatted

in Inline

XBRL: (i)

Consolidated Balance

Sheets (unaudited),

(ii) Consolidated

Statements of

Operations
(unaudited), (iii) Consolidated

Statements

of Comprehensive

Income (unaudited), (iv)

Consolidated Statements

of Changes
in Stockholders’

Equity (unaudited),

(v) Consolidated

Statements of

Cash Flows

(unaudited), (vi)

Notes to

Consolidated
Financial Statements (unaudited).
104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.

USCB Financial Holdings, Inc.

Q1 2022 Form 10-Q
SIGNATURES
Pursuant to the

requirements of

the Securities

Exchange Act of

1934, the registrant

has duly caused

this report to

be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
President, Chief Executive Officer,

and Director

May 12, 2022
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Chief Financial Officer

May 12, 2022
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)