Form 10-Q
period 2022-06-30
USCB FINANCIAL HOLDINGS, INC.
filed 2022-08-11
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2022
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
As of August 1, 2022, the registrant had
20,000,753

shares of Class
A common stock outstanding.

FORM 10-Q
June 30, 2022

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (Unaudited)
3
Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021
(Unaudited)
4
Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021 (Unaudited)
6
Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited)
7
Notes to the Consolidated Financial Statements (Unaudited)
8
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
32
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
54
Item 4.
Controls and Procedures
54
PART II
55
Item 1.
Legal Proceedings
55
Item 1A.
Risk Factors
55
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
55
Item 3.
Defaults Upon Senior Securities
55
Item 4.
Mine Safety Disclosures
55
Item 5.
Other Information
55
Item 6.
Exhibit Index
56
Signatures

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
PART I
Item 1.

Financial Statements

USCB FINANCIAL HOLDINGS, INC.
Consolidated Balance Sheets - Unaudited
(Dollars in thousands,

except share data)
June 30, 2022 December 31, 2021
ASSETS:
Cash and due from banks $
7,448
$
6,477
Interest-bearing deposits in banks
75,824
39,751
Total cash and cash equivalents
83,272
46,228
Investment securities held to maturity (fair value $
101,067

and $
120,157
, respectively)
116,671
122,658
Investment securities available for sale, at fair value
339,464
401,542
Federal Home Loan Bank stock, at cost
3,402
2,100
Loans held for investment, net of allowance of

$
15,786

and $
15,057
, respectively
1,356,947
1,175,024
Accrued interest receivable
5,991
5,975
Premises and equipment, net
5,088
5,278
Bank owned life insurance
42,249
41,720
Deferred tax asset, net
43,059
34,929
Lease right-of-use asset
13,574
14,185
Other assets
6,369
4,300
Total assets $
2,016,086
$
1,853,939

LIABILITIES:

Deposits:

Demand $
653,708
$
$605,425
Money market and savings accounts
802,841
703,856
Interest-bearing checking accounts
63,416
55,878
Time deposits
218,755
225,220
Total deposits
1,738,720
1,590,379
Federal Home Loan Bank advances
66,000
36,000
Lease liability
13,574
14,185
Accrued interest and other liabilities
17,724
9,478
Total liabilities
1,836,018
1,650,042

Commitments and contingencies (See Notes 5

and 10)

STOCKHOLDERS' EQUITY:

Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2022

and December 31, 2021
- -

Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2022

and December 31, 2021
- -

Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2022

and December 31, 2021
- -

Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
20,000,753

and
19,991,753

issued and outstanding as of June 30, 2022

and December 31, 2021
20,001
19,992

Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
0

issued and
outstanding as of June 30, 2022 and December

31, 2021
- -

Additional paid-in capital on common stock
311,024
310,666
Accumulated deficit
(114,096)
(124,245)
Accumulated other comprehensive loss
(36,861)
(2,516)
Total stockholders' equity
180,068
203,897
Total liabilities and stockholders' equity $
2,016,086
$
1,853,939
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended June 30, Six Months Ended June 30,
2022 2021 2022 2021
Interest income:

Loans, including fees
$
14,053
$
11,538
$
27,035
$
23,406

Investment securities
2,510
1,968
4,839
3,812

Interest-bearing deposits in financial institutions
121
23
152
39

Total interest income
16,684
13,529
32,026
27,257
Interest expense:

Interest-bearing deposits
17
15
33
29

Money market and savings accounts
615
523
1,166
1,071

Time deposits
271
379
530
933

Federal Home Loan Bank advances
139
138
276
275

Total interest expense
1,042
1,055
2,005
2,308

Net interest income before provision for

credit losses
15,642
12,474
30,021
24,949
Provision for credit losses
705
-
705
(160)

Net interest income after provision for

credit losses
14,937
12,474
29,316
25,109
Non-interest income:

Service fees
1,083
903
1,983
1,792

Gain (loss) on sale of securities available for sale,

net
(3)
187
18
249

Gain on sale of loans held for sale, net
22
23
356
987

Loan settlement
- -
161
-

Other non-interest income
515
403
1,044
809

Total non-interest income
1,617
1,516
3,562
3,837
Non-interest expense:

Salaries and employee benefits
5,913
5,213
11,788
10,491

Occupancy
1,251
1,411
2,521
2,798

Regulatory assessment and fees
226
195
439
373

Consulting and legal fees
398
373
915
558

Network and information technology services
448
332
835
840

Other operating expense
1,315
1,150
2,665
2,291

Total non-interest expense
9,551
8,674
19,163
17,351

Income before income tax expense
7,003
5,316
13,715
11,595
Income tax expense
1,708
1,263
3,566
2,761

Net income
5,295
4,053
10,149
8,834
Less: Preferred stock dividend -
754
-
1,535
Net income available to common stockholders $
5,295
$
3,299
$
10,149
$
7,299
Per share information: (1)

Class A common stock

Net income per share, basic $
0.26
$
0.65
$
0.51
$
1.43
Net income per share, diluted $
0.26
$
0.64
$
0.50
$
1.41
Class B common stock

Net income per share, basic $ - $
0.13
$ - $
0.29
Net income per share, diluted $ - $
0.13
$ - $
0.29
(1)

For further details on the allocation of net

income available to common stockholders and per

share information, see Note 9 "Earnings per Share".
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

(Loss) - Unaudited
(Dollars in thousands)

Three Months Ended June 30, Six Months Ended June 30,
2022 2021 2022 2021
Net income $
5,295
$
4,053
$
10,149
$
8,834
Other comprehensive income (loss):

Unrealized gain (loss) on investment securities
(23,253)
233
(45,898)
(5,837)
Amortization of net unrealized gains on securities

transferred from
available-for-sale to held-to-maturity
(61)
-
(126)
-
Reclassification adjustment for (gain) loss included

in net income
3
(187)
(18)
(249)
Tax effect
5,908
(12)
11,697
1,491
Total other comprehensive income (loss), net of tax
(17,403)
34
(34,345)
(4,595)
Total comprehensive (loss) income

$
(12,108)
$
4,087
$
(24,196)
$
4,239
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity - Unaudited
(Dollars in thousands,

except per share data)
Preferred Stock Common Stock
Additional Paid-
in Capital on
Common Stock
Accumulated
Deficit
Accumulated
Other
Comprehensive
Income (Loss) Shares Par Value Shares Par Value
Total
Stockholders'
Equity
Balance at April 1, 2022 - $ -
20,000,753
$
20,001
$
310,887
$
(119,391)
$
(19,458)
$
192,039
Net income - - - - -
5,295
-
5,295
Other comprehensive loss - - - - - -
(17,403)
(17,403)
Stock-based compensation - - - -
137
- -
137
Balance at June 30, 2022 - $ -
20,000,753
$
20,001
$
311,024
$
(114,096)
$
(36,861)
$
180,068
Balance at April 1, 2021
12,350,879
$
32,077
10,010,521
$
10,010
$
177,808
$
(49,622)
$
152
$
170,425
Net income - - - - -
4,053
-
4,053
Other comprehensive income - - - - - -
34
34
Dividends - preferred stock - - - - -
(754)
-
(754)
Preferred stock repurchase
(7,500)
(7,461)
- - -
(39)
-
(7,500)
Stock-based compensation - - - -
44
- -
44
Balance at June 30, 2021
12,343,379
$
24,616
10,010,521
$
10,010
$
177,852
$
(46,362)
$
186
$
166,302
Preferred Stock Common Stock
Additional Paid-
in Capital on
Common Stock
Accumulated
Deficit
Accumulated
Other
Comprehensive
Income (Loss) Shares Par Value Shares Par Value
Total
Stockholders'
Equity
Balance at January 1, 2022 - $ -
19,991,753
$
19,992
$
310,666
$
(124,245)
$
(2,516)
$
203,897
Net income - - - - -
10,149
-
10,149
Other comprehensive loss - - - - - -
(34,345)
(34,345)
Exercise of stock options - -
9,000
9
93
- -
102
Stock-based compensation - - - -
265
- -
265
Balance at June 30, 2022 - $ -
20,000,753
$
20,001
$
311,024
$
(114,096)
$
(36,861)
$
180,068
Balance at January 1, 2021
12,350,879
$
32,077
10,010,521
$
10,010
$
177,755
$
(53,622)
$
4,781
$
171,001
Net income - - - - -
8,834
-
8,834
Other comprehensive loss - - - - - -
(4,595)
(4,595)
Dividends - preferred stock - - - - -
(1,535)
-
(1,535)
Preferred stock repurchase
(7,500)
(7,461)
- - -
(39)
-
(7,500)
Stock-based compensation - - - -
97
-
97
Balance at June 30, 2021
12,343,379
$
24,616
10,010,521
$
10,010
$
177,852
$
(46,362)
$
186
$
166,302
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)

Six Months Ended June 30,
2022 2021
Cash flows from operating activities:
Net income

$
10,149
$
8,834
Adjustments to reconcile net income to net

cash provided by operating activities:

Provision for credit losses

705
(160)
Depreciation and amortization
363
642
Amortization of premiums on securities, net
306
192
Accretion of deferred loan fees, net
(508)
(2,016)
Stock-based compensation
265
97
Gain on sale of available for sale securities
(18)
(249)
Gain on sale of loans held for sale
(356)
(987)
Increase in cash surrender value of bank owned

life insurance
(529)
(335)
Decrease in deferred tax asset
3,567
2,760
Net change in operating assets and liabilities:

Accrued interest receivable
(16)
(65)
Other assets
(2,069)
(863)
Accrued interest and other liabilities
8,246
6,001
Net cash provided by operating activities
20,105
13,851

Cash flows from investing activities:

Purchase of investment securities held to maturity
(2,432)
-
Proceeds from maturities and pay-downs of investment

securities held to maturity
8,173
-
Purchase of investment securities available for

sale

(42,794)
(138,937)
Proceeds from maturities and pay-downs of investment

securities available for sale
26,950
28,159
Proceeds from sales of investment securities available

for sale
31,838
43,266
Net increase in loans held for investment
(115,607)
(68,609)
Purchase of loans held for investment
(70,175)
(44,868)
Additions to premises and equipment
(173)
(240)
Proceeds from the sale of loans held for

sale
4,018
9,811
Proceeds from the redemption of Federal Home

Loan Bank stock
-
611
Purchase of Federal Home Loan Bank stock
(1,302)
-
Net cash used in investment activities
(161,504)
(170,807)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net
102
-
Dividends paid -
(1,535)
Redemption of Preferred stock Class E -
(7,500)
Net increase in deposits
148,341
165,374
Proceeds from Federal Home Loan Bank advances
30,000
-
Net cash provided by financing activities
178,443
156,339

Net increase in cash and cash equivalents
37,044
(617)
Cash and cash equivalents at beginning of period
46,228
47,734
Cash and cash equivalents at end of period $
83,272
$
47,117

Supplemental disclosure of cash flow information:

Interest paid $
2,002
$
2,359

Supplemental schedule of non-cash investing and

financing activities:

Transfer of loans held for investment to loans held for

sale
$
3,662
$
8,824
Transfer of premises and equipment to assets held for

sale
$ - $
656
Lease liability arising from obtaining right-of-use assets $
898
$ -
The accompanying notes are an integral part of

these consolidated financial statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
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

centers located
in South Florida.
During the year ended December 31,

2021, the Bank completed an initial

public offering (“IPO”) and

its Class A voting
common shares began

trading on the

Nasdaq Stock Market

in July 2021.

In December 2021,

the Bank exchanged

all the
outstanding

shares

of

Class

B

non-voting

common

stock

for

shares

of

Class

A

voting

common

stock

on

a

one

to

five
exchange. Shortly thereafter,

USCB Financial Holdings,

Inc. acquired all

issued and outstanding

shares of Class

A voting
common stock

of the

Bank in

connection with

the reorganization

of the

Bank into

the holding

company form

of structure.
For further information on the IPO and the exchange

and redemption of shares, see Note 8 “Stockholders’

Equity”.
The Company’s

Consolidated Financial

Statements consist

of USCB

Financial Holdings,

Inc. and

U.S. Century

Bank
as of June 30, 2022 and December

31, 2021 and for the three

and six month ended June

30, 2022 compared to only

U.S.
Century Bank as of June 30, 2021 and for the three and six

months periods ended June 30, 2021.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to
Form 10-Q and

do not include all

the information and

footnotes required by U.S.

generally accepted accounting

principles
(“U.S.

GAAP”)

for

complete

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

Q2 2022 Form 10-Q
2022. Early adoption is permitted for fiscal years beginning after December 15, 2019, including interim periods within those fiscal

years.

The

Company

expects

to

adopt

this

ASU

on

January 1,

2023.

The

impact

of

adoption

on

the

Company’s
financial statements

will depend on

the composition

of the loan

and investment

securities portfolio

as of January

1, 2023,
general economic conditions,

and other factors that

are not known at

this time. Although

management is in the

process of
evaluating the impact of

adoption of this ASU on

its consolidated financial statements,

management does believe that

this
ASU will lead to significant changes

in accounting policies and disclosures

related to, and the methods used

in estimating,
the

ACL.

The

Company

has

developed

a

detailed

implementation

plan

through

the

date

of

adoption

that

includes

the
implementation of a software solution to assist

with the CECL implementation process and is developing

measurements in
parallel

with

the

current

methodology.

To

date,

the

Company

has

initiated

policy

discussion

with

key

stakeholders,
completed a data

gap analysis

and retained the

services of a

third-party consulting

firm to perform

an independent model
validation prior to adoption.
Reference Rate Reform
In

March

2020,

the

FASB

issued

ASU

2020-04,

Reference

Rate

Reform

(Topic

848),

Facilitation

of

the

Effects

of
Reference Rate Reform

on Financial Reporting.

In January 2021,

the FASB

clarified the scope

of this guidance

with ASU
2021-01 which provides optional

guidance for a limited

period of time to

ease the burden in

accounting for (or

recognizing
the effects of)

reference rate reform on

financial reporting. This ASU

is effective from March 12,

2020 through December 31,
2022. The

Company is

evaluating the

impact of

this ASU

and has

not yet

determined whether

LIBOR transition

and this
ASU will have a material effect on our business operations

and consolidated financial statements.
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

Q2 2022 Form 10-Q
2.

INVESTMENT SECURITIES

The following

tables present

a summary

of the amortized

cost, unrealized

or unrecognized

gains and

losses,

and fair
value of investment securities at the dates indicated (in

thousands):
June 30, 2022
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
27,816
$
-
$
(1,966)
$
25,850
U.S. Treasury
2,468
- (31)
2,437
Collateralized mortgage obligations
155,340
-
(21,520)
133,820
Mortgage-backed securities - residential
111,708
-
(15,726)
95,982
Mortgage-backed securities - commercial
44,670
-
(4,549)
40,121
Municipal securities
25,124
-
(5,522)
19,602
Bank subordinated debt securities
16,503
53
(584)
15,972
Corporate bonds
6,062
-
(382)
5,680
$
389,691
$
53
$
(50,280)
$
339,464
Held-to-maturity:

U.S. Government Agency
$
34,100
$
-
$
(4,692)
$
29,408
Collateralized mortgage obligations
40,806
-
(5,513)
35,293
Mortgage-backed securities - residential
27,478
-
(3,954)
23,524
Mortgage-backed securities - commercial
3,095
-
(403)
2,692
Corporate bonds
11,192
-
(1,042)
10,150
$
116,671
$ - $
(15,604)
$
101,067
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
1.1

million on the date of transfer,

with no immediate impact to net
income on the transfer

date. The unrealized gain or

loss of each security

at the date of

transfer was retained in accumulated
other comprehensive income (“AOCI”)

and in the carrying value

of the HTM securities.

The net unrealized gains

that were
retained in AOCI are being amortized over the remaining

life of the transferred securities. For the three

months and the six
months ended June 30, 2022, total amortization

out of AOCI for net unrealized gains

on securities transferred from AFS to
HTM was $
61

thousand and $
126

thousand, respectively.

Two of these

transferred securities totaling $
2.0

million matured
during the second quarter of 2022.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Gains and losses on

the sale of securities are

recorded on the trade date

and are determined on a

specific identification
basis. The following table presents the proceeds, realized

gross gains and realized gross losses on sales and

calls of AFS
debt securities for the three and six months ended June

30, 2022 and 2021 (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
Available-for-sale: 2022 2021 2022 2021
Proceeds from sale and call of securities
$
17,280
$
29,018
$
31,838
$
43,266
Gross gains
$
58
$
363
$
216
$
438
Gross losses
(61)
(176)
(198)
(189)
Net realized gain (loss)
$
(3)
$
187
$
18
$
249
The amortized

cost

and

fair

value of

investment

securities,

by contractual

maturity,

are shown

below

as of

the date
indicated (in thousands).

Actual maturities may

differ from contractual

maturities because borrowers

may have the right

to
call or prepay

obligations with or

without call or

prepayment penalties. Securities not

due at a

single maturity date are

shown
separately.

Available-for-sale Held-to-maturity
June 30, 2022:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due after one year through five years
$
8,530
$
8,117
$
11,192
$
10,150
Due after five years through ten years
17,503
16,822
- -
Due after ten years
24,124
18,752
- -
U.S. Government Agency
27,816
25,850
34,100
29,408
Collateralized mortgage obligations
155,340
133,820
40,806
35,293
Mortgage-backed securities - residential

111,708
95,982
27,478
23,524
Mortgage-backed securities - commercial

44,670
40,121
3,095
2,692
$
389,691
$
339,464
$
116,671
$
101,067
At June 30, 2022, there were

no securities held in the

portfolio from any one issuer,

in an amount greater than

10% of
total

stockholders’

equity

other

than

the

United

States

Government

and

Government

Agencies.

All

the

collateralized
mortgage obligations and mortgage-backed securities are issued by United States sponsored entities at June 30, 2022 and
December 31, 2021.
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):
June 30, 2022
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
40,053
$
(3,976)
$
15,205
$
(2,787)
$
55,258
$
(6,763)
U.S. Treasury
2,437
(31) - -
2,437
(31)
Collateralized mortgage obligations
100,414
(14,042)
68,699
(12,991)
169,113
(27,033)
Mortgage-backed securities - residential
77,724
(10,426)
41,782
(8,927)
119,506
(19,353)
Mortgage-backed securities - commercial
36,712
(3,830)
6,101
(1,057)
42,813
(4,887)
Municipal securities

6,050
(1,560)
13,552
(3,962)
19,602
(5,522)
Bank subordinated debt securities
11,919
(584)
- -
11,919
(584)
Corporate bonds
15,830
(859)
- -
15,830
(859)
$
291,139
$
(35,308)
$
145,339
$
(29,724)
$
436,478
$
(65,032)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
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
As of June 30,

2022, the unrealized

losses associated

with $
62.2

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

their analysis including

(i) the severity

and duration
of the impairment,

(ii) the

credit rating

of the

security including

any downgrade,

(iii) the

intent to

sell the security,

or if

it is
more likely than

not that it

will be required

to sell the

security before recovery

,

(iv) whether

there have been

any payment
defaults and (v) the underlying guarantor of the securities.
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
Pledged Securities
The Company

maintains a

master repurchase

agreement with

a public

banking institution

for up

to $
20.0

million fully
guaranteed with investment

securities upon withdrawal.

Any amounts borrowed

would be at a

variable interest rate

based
on prevailing rates at the time funding is requested. As of June 30, 2022, the Company did not have any securities pledged
under this agreement.
The Company is a

Qualified Public Depositor

(“QPD”) with the

state of Florida.

As a QPD, the

Company has the

legal
authority to maintain public deposits

from cities, municipalities, and the state

of Florida. These public deposits

are secured
by securities

pledged to

the state

of Florida

at a

ratio of
25
% of

the outstanding

uninsured deposits.

The Company

must
also maintain a minimum amount of pledged securities to be

in the public funds program.
As of June 30, 2022, the Company had a total of $
93.7

million in deposits under the public funds program and pledged to the state of Florida for these public funds were
fourteen

corporate bonds with an aggregate fair value of $
23.6

million.
As of

December 31,

2021, the

Company had

a total

of $
37.3

million in

deposits under

the public

funds program

and
pledged

to

the

state

of

Florida

for

these

public

funds

were
eleven

corporate

bonds

with

an

aggregate

fair

value

of
$
20.4

million.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
3.

LOANS
The following table is a summary of the distribution of

loans held for investment by type (in thousands):

June 30, 2022 December 31, 2021
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
203,662
14.8
% $
201,359
16.9
%
Commercial Real Estate
843,445
61.5
%
704,988
59.2
%
Commercial and Industrial
131,271
9.5
%
146,592
12.3
%
Foreign Banks
84,770
6.2
%
59,491
5.0
%
Consumer and Other

109,250
8.0
%
79,229
6.6
%
Total

gross loans
1,372,398
100.0
%
1,191,659
100.0
%
Less: Deferred fees (cost)
(335)
1,578
Total

loans net of deferred fees (cost)
1,372,733
1,190,081
Less: Allowance for credit losses
15,786
15,057
Total

net loans
$
1,356,947
$
1,175,024
At

June 30,

2022

and

December 31,

2021,

the

Company

had

$
159.9

million

and

$
185.1

million,

respectively,

of
commercial real estate

and residential mortgage loans

pledged as collateral

on lines of

credit with the

FHLB and the

Federal
Reserve Bank of Atlanta.
The Company was a participant

in the Small Business

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
13.5

million

at
June 30, 2022 and

$
42.4

million at December 31,

2021, which are

categorized as commercial

and industrial loans.

These
PPP loans had deferred loan fees of $
149

thousand at June 30, 2022 and $
1.5

million at December 31, 2021.
The Company

recognized

$
1.5

million

and $
2.4

million

in

PPP loan

fees

and

interest

income

during the

six

months
ended

June 30,

2022

and

2021,

respectively,

which

is

reported

under

loans,

including

fees,

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Changes in the allowance for credit losses for

the three and six months ended June 30, 2022 and

2021 were as follows
(in thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
Three Months Ended June 30, 2022
Beginning balance
$
2,357
$
9,183
$
2,355
$
491
$
688
$
15,074
Provision for credit losses
9
107
311
160
118
705
Recoveries
- -
5
- 3
8
Charge-offs
- - - -
(1)
(1)
Ending Balance

$
2,366
$
9,290
$
2,671
$
651
$
808
$
15,786

Six Months Ended June 30, 2022

Beginning balance
$
2,498
$
8,758
$
2,775
$
457
$
569
$
15,057
Provision for credit losses
(148)
532
(115)
194
242
705
Recoveries
32
-
11
-
3
46
Charge-offs
(16) - - -
(6)
(22)
Ending Balance

$
2,366
$
9,290
$
2,671
$
651
$
808
$
15,786
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
Three Months Ended June 30, 2021
Beginning balance
$
3,087
$
9,320
$
2,005
$
407
$
190
$
15,009
Provision for credit losses
(322)
(568)
398
147
345
-
Recoveries
4
-
64
-
1
69
Charge-offs
(229)
- - -
(1)
(230)
Ending Balance

$
2,540
$
8,752
$
2,467
$
554
$
535
$
14,848

Six Months Ended June 30, 2021

Beginning balance
$
3,408
$
9,453
$
1,689
$
348
$
188
$
15,086
Provision for credit losses
(647)
(701)
627
206
355
(160)
Recoveries
8
-
151
-
2
161
Charge-offs
(229)
- - -
(10)
(239)
Ending Balance

$
2,540
$
8,752
$
2,467
$
554
$
535
$
14,848

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Allowance for credit losses and the

outstanding balances in loans as

of June 30, 2022 and December

31, 2021 are as
follows (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
June 30, 2022:
Allowance for credit losses:
Individually evaluated for impairment
$
165
$ - $
50
$ - $
104
$
319
Collectively evaluated for impairment
2,201
9,290
2,621
651
704
15,467
Balances, end of period
$
2,366
$
9,290
$
2,671
$
651
$
808
$
15,786

Loans:

Individually evaluated for impairment
$
7,307
$
594
$
99
$ - $
210
$
8,210
Collectively evaluated for impairment
196,355
842,851
131,172
84,770
109,040
1,364,188
Balances, end of period
$
203,662
$
843,445
$
131,271
$
84,770
$
109,250
$
1,372,398

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

Q2 2022 Form 10-Q
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
As of June 30, 2022
Pass
Special
Mention Substandard Doubtful Total Loans
Residential real estate:
Home equity line of credit ("HELOC") and other
$
707
$ - $ - $ - $
707
1-4 family residential
144,937
- - -
144,937
Condo residential
58,018
- - -
58,018
203,662
- - -
203,662
Commercial real estate:

Land and construction
37,326
- - -
37,326
Multi-family residential
134,535
- - -
134,535
Condo commercial
48,103
-
406
-
48,509
Commercial property
621,789
1,197
- -
622,986
Leasehold improvements
89
- - -
89
841,842
1,197
406
-
843,445
Commercial and industrial:
(1)

Secured
111,293
-
462
-
111,755
Unsecured
19,516
- - -
19,516
130,809
-
462
-
131,271

Foreign banks
84,770
- - -
84,770
Consumer and other loans
109,040
-
210
-
109,250

Total
$
1,370,123
$
1,197
$
1,078
$ - $
1,372,398
(1)

All outstanding PPP loans were internally graded

pass.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
As of December 31, 2021
Pass
Special
Mention Substandard Doubtful Total Loans
Residential real estate:
Home equity line of credit ("HELOC") and other
$
701
$ - $ - $ - $
701
1-4 family residential
130,840
-
4,581
-
135,421
Condo residential
65,237
- - -
65,237
196,778
-
4,581
-
201,359
Commercial real estate:
Land and construction
24,581
- - -
24,581
Multi-family residential
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

Q2 2022 Form 10-Q
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The

following

tables

include

an

aging

analysis

of

accruing

loans

and

total

non-accruing

loans

as

of

June 30,

2022

and
December 31, 2021 (in thousands):
Accruing
As of June 30, 2022: Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
707
$ -

$ - $
707
$ - $
707
1-4 family residential
144,937
- -
144,937
-
144,937
Condo residential
57,338
680
-
58,018
-
58,018
202,982
680
-
203,662
-
203,662
Commercial real estate:

-

Land and construction
37,326
- -
37,326
-
37,326
Multi-family residential
134,535
- -
134,535
-
134,535
Condo commercial
48,509
- -
48,509
-
48,509
Commercial property
622,986
- -
622,986
-
622,986
Leasehold improvements
89
- -
89
-
89
843,445
- -
843,445
-
843,445
Commercial and industrial:

-

Secured
111,556
199
-
111,755
-
111,755
Unsecured
19,516
- -
19,516
-
19,516
131,072
199
-
131,271
-
131,271

-

Foreign banks
84,770
- -
84,770
-
84,770
Consumer and other
109,250
- -
109,250
-
109,250

-

Total
$
1,371,519
$
879
$ - $
1,372,398
$ - $
1,372,398

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Accruing
As of December 31, 2021: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
701
$ - $ - $
701
$ - $
701
1-4 family residential
133,942
289
-
134,231
1,190
135,421
Condo residential
64,243
994
-
65,237
-
65,237
198,886
1,283
-
200,169
1,190
201,359
Commercial real estate:

Land and construction
24,581
- -
24,581
-
24,581
Multi-family residential
127,053
436
-
127,489
-
127,489
Condo commercial
42,400
- -
42,400
-
42,400
Commercial property
510,411
- -
510,411
-
510,411
Leasehold improvements
107
- -
107
-
107
704,552
436
-
704,988
-
704,988
Commercial and industrial:

Secured
98,141
- -
98,141
-
98,141
Unsecured
48,041
410
-
48,451
-
48,451
146,182
410
-
146,592
-
146,592

Foreign banks
59,491
- -
59,491
-
59,491
Consumer and other
78,969
260
-
79,229
-
79,229

Total
$
1,188,080
$
2,389
$ - $
1,190,469
$
1,190
$
1,191,659
There was
no

interest income recognized attributable to nonaccrual loans outstanding during June 30, 2022 and 2021.
Interest income on

these loans for

the three months

ended June 30, 2022

and 2021, would

have been approximately $
0

and
$
1

thousand, respectively,

had these loans performed in accordance with their original terms.

Impaired Loans
The following table includes

the unpaid principal balances

for impaired loans with

the associated allowance amount,

if
applicable, on the basis of impairment methodology at

the dates indicated (in thousands):
June 30, 2022 December 31, 2021
Unpaid
Principal
Balance
Net
Investment
Balance
Valuation
Allowance
Unpaid
Principal
Balance
Net
Investment
Balance
Valuation
Allowance
Impaired Loans with No Specific Allowance:
Residential real estate
$
3,598
$
3,592
$ - $
5,021
$
5,035
$ -
Commercial real estate
593
593
-
696
695
-
4,191
4,185
-
5,717
5,730
-
Impaired Loans with Specific Allowance:

Residential real estate
3,710
3,677
165
3,985
3,950
178
Commercial and industrial
99
99
50
141
141
71
Consumer and other
210
210
104
224
224
111
4,019
3,986
319
4,350
4,315
360
Total
$
8,210
$
8,171
$
319
$
10,067
$
10,045
$
360
Net investment balance is the unpaid principal balance

of the loan adjusted for the remaining net deferred loan

fees.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
The following

table presents

the average

recorded

investment

balance

on impaired

loans for

the dates

indicated

(in
thousands):
Three Months Ended June 30, Six Months Ended June 30,
2022 2021 2022 2021
Residential real estate
$
7,332
$
8,321
$
7,890
$
9,027
Commercial real estate
599
718
631
723
Commercial and industrial
115
188
124
192
Consumer and other
214
262
217
268
Total
$
8,260
$
9,489
$
8,862
$
10,210
Interest income recognized on

impaired loans for the

three months ended June

30, 2022 and 2021

was $
90

thousand
and $
105

thousand, respectively.
Interest income

recognized on

impaired loans

for the

six months

ended June 30,

2022 and

2021 was

$
181

thousand
and $
214

thousand, respectively.
Troubled Debt Restructuring
A troubled

debt

restructuring

(“TDR”)

occurs

when

the

Company

has agreed

to

a loan

modification

in

the

form

of

a
concession

for

a

borrower

who

is

experiencing

financial

difficulty.

Modifications

to

loans

can

be

made

for

rate,

term,
payment, conversion of

loan to interest

only for a

limited period of

time or a

combination to include

more than one

type of
modification.

The following table presents performing and non-performing

TDRs at the dates indicated (in thousands):
June 30, 2022 December 31, 2021
Accrual Status
Non-Accrual
Status Total TDRs Accrual Status
Non-Accrual
Status Total TDRs
Residential real estate
$
7,307
$ - $
7,307
$
7,815
$ - $
7,815
Commercial real estate
594
-
594
696
-
696
Commercial and industrial
99
-
99
141
-
141
Consumer and other

210
-
210
224
-
224
Total
$
8,210
$ - $
8,210
$
8,876
$ - $
8,876
The Company had allocated

$
319

thousand and $
360

thousand of specific allowance

for TDR loans at

June 30, 2022
and December

31, 2021,

respectively.

There were
no

charge-offs

on TDR

loans

during the

three and

six

months ended
June 30, 2022 and 2021. There were
no

commitments outstanding to lend additional funds to any of these TDR customers as of June 30, 2022.
During the

quarter ended

June 30,

2022

and 2021,

there were
no

defaults on

loans

which

were modified

as a

TDR
within the prior

12 months. The

Company also did
no
t have any

new TDR loans

for the three

and six months ended

June 30,
2022 and 2021.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
4.

INCOME TAXES

The Company’s provision for income taxes is presented

in the following table for the dates indicated (in thousands):
Six Months Ended June 30,
2022 2021
Current:
Federal
$ - $ -
State
- -
Total

current
- -
Deferred:
Federal
2,778
2,268
State
788
493
Total

deferred
3,566
2,761
Total

tax expense
$
3,566
$
2,761
The actual income tax

expense for the six

months ended June 30, 2022 and

2021 differs from the statutory

tax expense
for the year (computed by applying the

U.S. federal corporate tax rate of
21
% for 2022 and 2021 to

income before provision
for income taxes) as follows (in thousands):
Six Months Ended June 30,
2022 2021
Federal taxes at statutory rate
$
2,880
$
2,435
State income taxes, net of federal tax benefit
596
406
Bank owned life insurance
(134)
(82)
Other, net
224
2
Total

tax expense
$
3,566
$
2,761
The Company’s deferred tax assets and deferred

tax liabilities as of the dates indicated were (in thousands):
June 30, 2022 December 31, 2021
Deferred tax assets:
Net operating loss
$
25,768
$
28,819
Allowance for credit losses
4,001
3,816
Lease liability
3,440
3,595
Unrealized losses on available for sale securities
12,514
817
Deferred loan fees
-
400
Depreciable property
134
361
Stock option compensation
298
241
Accruals
447
600
Other, net
144
2
Deferred tax assets:
46,746
38,651
Deferred tax liability:
Deferred loan cost
(85)
-
Lease right of use asset
(3,440)
(3,595)
Deferred expenses
(162)
(127)
Deferred tax liability
(3,687)
(3,722)
Net deferred tax assets
$
43,059
$
34,929
The Company

has approximately

$
97.8

million of

federal and

$
120.5

million of

state net

operating loss

carryforwards
expiring in various amounts between 2031 and 2036 and are

limited to future taxable earnings of the Company.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some
portion or

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

June 30, 2022

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

needs of

its customers

and to reduce

its own

exposure to

fluctuations in

interest rates.

These financial
instruments include

unfunded commitments

under lines

of credit,

commitments to

extend credit,

standby and

commercial
letters of

credit. Those

instruments involve,

to varying

degrees, elements

of credit

and interest

rate risk

in excess

of the
amount recognized in the Company’s Consolidated Balance Sheets. The Company uses the same credit policies in making
commitments and conditional obligations as it does for on-balance sheet instruments.
The Company's exposure

to credit loss

in the event

of nonperformance by

the other party

to the financial

instruments
for unused lines of credit, and standby letters of credit

is represented by the contractual amount of these commitments.
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022 December 31, 2021
Commitments to grant loans and unfunded lines of credit
$
142,498
$
134,877
Standby and commercial letters of credit
3,843
6,420
$
146,341
$
141,297
Commitments to

extend credit

are agreements

to lend

to a

customer as

long as

there is

no violation

of any

condition
established in the contract. Commitments generally have

fixed expiration dates or other termination clauses.
Unfunded lines of

credit and revolving

credit lines are

commitments for possible

future extensions

of credit to

existing
customers. These lines of

credit are uncollateralized and

usually do not contain

a specified maturity date

and ultimately may
not be drawn upon to the total extent to which the Company

committed.
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
6.

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
36.3

million

and

$
39.2

million

at

June 30,

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
the Consolidated

Balance Sheets.

While these

derivatives represent

economic hedges,

they do

not qualify

as hedges

for
accounting purposes.
The following table reflects the Company’s customer-related

interest rate swaps at the dates indicated (in thousands):

Fair Value
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
June 30, 2022:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
36,315
$
1,260
Other assets/Other liabilities
$
3,831
$
3,831
December 31, 2021:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
39,156
$
1,260
Other assets/Other liabilities
$
1,434
$
1,434
7.

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

Q2 2022 Form 10-Q
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
The following table represents the Company's assets measured at fair value on a recurring basis at June 30, 2022 and
December 31, 2021 for each of the fair value hierarchy

levels (in thousands):
June 30, 2022 December 31, 2021
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
25,850
$ - $
25,850
$ - $
10,520
$ - $
10,520
U.S. Treasury
2,437
- -
2,437
- - - -
Collateralized mortgage obligations
-
133,820
-
133,820
-
156,829
-
156,829
Mortgage-backed securities - residential

-
95,982
-
95,982
-
118,842
-
118,842
Mortgage-backed securities - commercial
-
40,121
-
40,121
-
50,117
-
50,117
Municipal Securities
-
19,602
-
19,602
-
24,276
-
24,276
Bank subordinated debt securities
-
15,972
-
15,972
-
28,408
-
28,408
Corporate bonds
-
5,680
-
5,680
-
12,550
-
12,550
Total
2,437
337,027
-
339,464
-
401,542
-
401,542
Derivative assets
-
3,831
-
3,831
-
1,434
-
1,434
Total assets at fair value
$
2,437
$
340,858
$ - $
343,295
$ - $
402,976
$ - $
402,976
Derivative liabilities $ - $
3,831
$ - $
3,831
$ - $
1,434
$ - $
1,434
Total liabilities at fair value
$ - $
3,831
$ - $
3,831
$ - $
1,434
$ - $
1,434
Items Measured at Fair Value

on a Non-recurring Basis

Impaired

Loans:
At

June 30,

2022

and

December 31,

2021,

in

accordance

with

provisions

of

the

loan

impairment
guidance, individual loans with

a carrying amount of approximately

$
4.0

million and $
4.4

million, respectively,

were written
down to

their

fair value

of

approximately

$
3.7

million

and $
4.0

million,

respectively,

resulting

in

an impairment

charge

of
$
319

thousand and

$
360

thousand, respectively,

which was

included in

the allowance

for credit

losses at

June 30, 2022
and December 31, 2021, respectively.

Loans applicable to write-downs, or impaired loans, are estimated using the present value

of

expected

cash

flows

or

the

appraised

value

of

the

underlying

collateral

discounted

as

necessary

due

to
management's estimates of changes in economic conditions

are considered a Level 3 valuation.
Other Real

Estate:

Other

real estate

owned

is valued

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
The following table represents the Company’s assets measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021 for each of the fair value hierarchy

levels (in thousands):
Level 1 Level 2 Level 3 Total
June 30, 2022:
Impaired loans
$ - $ - $
3,700
$
3,700
December 31, 2021:
Impaired loans
$ - $ - $
3,990
$
3,990
The following table presents

quantified information about

Level 3 fair value

measurements for assets measured

at fair
value on a non-recurring basis at June 30, 2022 and December

31, 2021 (in thousands):
Fair Value Valuation Technique(s) Unobservable Input(s)
June 30, 2022:
Residential real estate
$
3,546
Sales comparison approach Adj. for differences between comparable sales
Commercial and industrial
48
Discounted cash flow Adj. for differences in net operating income expectations
Consumer and other loans
106
Discounted cash flow Adj. for differences in net operating income expectations
Total

impaired loans
$
3,700
December 31, 2021:
Residential real estate
$
3,807
Sales comparison approach Adj. for differences between comparable sales
Commercial and industrial
70
Discounted cash flow Adj. for differences in net operating income expectations
Consumer and other loans
113
Discounted cash flow Adj. for differences in net operating income expectations
Total

impaired loans
$
3,990
There were
no

financial liabilities measured

at fair value on a

non-recurring basis at June

30, 2022 and December

31,
2021.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments

not carried at fair
value as of June 30, 2022 and December 31, 2021 (in

thousands):
Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
June 30, 2022:
Financial Assets:
Cash and due from banks
$
7,448
$
7,448
$ - $ - $
7,448
Interest-bearing deposits in banks
$
75,824
$
75,824
$ - $ - $
75,824
Investment securities held to maturity
$
116,671
$ - $
101,067
$ - $
101,067
Loans held for investment, net
$
1,356,947
$ - $ - $
1,339,283
$
1,339,283
Accrued interest receivable
$
5,991
$ - $
1,246
$
4,745
$
5,991
Financial Liabilities:
Demand deposits
$
653,708
$
653,708
$ - $ - $
653,708
Money market and savings accounts
$
802,841
$
802,841
$ - $ - $
802,841
Interest-bearing checking accounts
$
63,416
$
63,416
$ - $ - $
63,416
Time deposits
$
218,755
$ - $ - $
214,737
$
214,737
FHLB advances
$
66,000
$ - $
64,985
$ - $
64,985
Accrued interest payable
$
99
$ - $
50
$
49
$
99
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
8.

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

Q2 2022 Form 10-Q
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

exchange (the “Reorga

nization”) effected

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

The

Bank

offered

the

Class

C

and

Class

D

preferred

stockholders

the

ability

to

exchange

their

shares

for

Class

A
common stock. The offer

to exchange was voluntary

and the preferred stockholders

were given the option to

convert
90
%
of

their

preferred

shares

for

Class

A

common

stock

with

the

remaining
10
%

to

be

redeemed

in

the

form

of

cash.

The
exchange ratio for the

shares of Class A

common stock issued in

the preferred stock exchange transaction

was based upon
the IPO price for shares of Class A common stock.

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

redeemed at their

liquidation
value for $
11.4

million.

The fair value of consideration

on the preferred stock

exchange and redemption of

the Class C and

Class D preferred
shares

exceeded

the

book

value

causing

a

one-time

reduction

in

net

income

available

to

common

stockholders

of
$
89.6

million. As of June

30, 2022 and December

31, 2021, there were
no

preferred shares and
no

outstanding dividends
to be paid these on.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Dividends
The following dividend

amounts were paid

on the preferred

shares for the

three and six

months ended June 30,

2022
and 2021 (in thousands):

Three Months Ended June 30, Six Months Ended June 30,
2022 2021 2022 2021
Preferred stock - Class C: Non-voting, Non-cumulative, Perpetual:
$
1.00

par value; $
1,000

per share liquidation preference; annual
dividend rate of
4
% of liquidation preference paid quarterly. Quarterly
dividend of $
10.00

per share.
$ - $
528
$ - $
1,055
Preferred stock - Class D: Non-voting, Non-cumulative, Perpetual:
$
1.00

par value; $
5.00

per share liquidation preference; annual
dividend rate of
4
% of par value paid quarterly. Quarterly dividend of
$
0.01

per share.
-
123
-
246
Preferred stock - Class E: Non-voting, Partially Cumulative,
Perpetual: $
1.00

par value; $
1,000

per share liquidation preference;
annual dividend rate of
7
% of liquidation preference paid quarterly.
Quarterly dividend of $
17.50

per share.
-
103
-
234
Total

dividends paid
$ - $
754
$ - $
1,535
Declaration of dividends by the Board is required before dividend payments are made.
No

dividends were approved by
the Board for the

common stock classes

for the three

months ended June 30,

2022 and 2021.

Additionally,

there were
no
dividends declared and unpaid as of June 30, 2022 and 2021.
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

significantly

above

“well-
capitalized” guidelines.

At June

30, 2022,

total risk-based

capital ratio

for the

Company

and the

Bank were
13.74
% and
13.67
%, respectively.
9.

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

To calculate EPS for the three and six

months ended June 30, 2022, net

income available to common stockholders

was
not allocated between

Class A and

Class B common

stock since there were

no issued and outstanding

shares of Class

B
common stock as of June 30, 2022.
To calculate EPS for the three and six

months ended June 30, 2021, net

income available to common stockholders

was
allocated

as if

all

the

income

for

the

period

were

distributed

to

common

stockholders.

The

allocation

was

based

on

the
outstanding shares

per common

share class

to the

total common

shares outstanding

during each

period giving

effect for
the 1 for

5 reverse stock

split. The Company’s Articles

of Incorporation require that

the distribution of

net income to

Common
B

stockholders

be

adjusted

to

give

effect

for

Class

A

stock

splits.

Therefore,

the

income

allocated

to

Class

B

common
shares was calculated based on their

% per share equivalent to Class A common shares.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
The following

table reflects

the calculation

of net

income available

to common

stockholders

for three

and six

months
ended June 30, 2022 and 2021 (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2022 2021 2022 2021
Net Income
$
5,295
$
4,053
$
10,149
$
8,834
Less: Preferred stock dividends

-
754
-
1,535
Net income available to common stockholders
$
5,295
$
3,299
$
10,149
$
7,299

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
The following table reflects

the calculation of basic

and diluted earnings per

common share class

for the three

and six
months ended June 30, 2022 and 2021 (in thousands,

except per share amounts):
Three Months Ended June 30,
2022 2021
Class A
Class B

Class A Class B
(1)
Basic EPS
Numerator:
Net income available to common shares before allocation $
5,295
$ - $
3,299
$
3,299
Multiply: % allocated on weighted avg. shares outstanding
100.0%
-
76.0%
24.0%
Net income available to common shares after allocation $
5,295
$ - $
2,509
$
790
Denominator:
Weighted average shares outstanding
20,000,753
-
3,889,469
6,121,052
Earnings per share, basic $
0.26
$ - $
0.65
$
0.13
Diluted EPS
Numerator:
Net income available to common shares before allocation $
5,295
$ - $
3,299
$
3,299
Multiply: % allocated on weighted avg. shares outstanding
100.0%
-
76.0%
24.0%
Net income available to common shares after allocation $
5,295
$ - $
2,509
$
790
Denominator:
Weighted average shares outstanding for basic EPS
20,000,753
-
3,889,469
6,121,052
Add: Dilutive effects of assumed exercises of stock options
170,508
-
44,167
-
Weighted avg. shares including dilutive potential common shares
20,171,261
-
3,933,636
6,121,052
Earnings per share, diluted $
0.26
$ - $
0.64
$
0.13
Anti-dilutive stock options excluded from diluted EPS
15,000
-
103,666
-
(1)

Net income available to common shares between Class

A and Class B common stock was allocated

based on the weighted average number of
shares outstanding. The allocation also assumes that

Class B shares had converted to Class A shares which is equivalent to
0.20

per share of Class B
or
1,224,212

shares of Class A shares.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Six Months Ended June 30,
2022 2021
Class A
Class B

Class A Class B
(1)
Basic EPS
Numerator:
Net income available to common shares before allocation
$
10,149
$ - $
7,299
$
7,299
Multiply: % allocated on weighted avg. shares outstanding
100.0%
-
76.1%
23.9%
Net income available to common shares after allocation
$
10,149
$ - $
5,551
$
1,748
Denominator:
Weighted average shares outstanding
19,997,869 -
3,889,469
6,121,052
Earnings per share, basic
$
0.51
$ - $
1.43
$
0.29
Diluted EPS
Numerator:
Net income available to common shares before allocation
$
10,149
$ - $
7,299
$
7,299
Multiply: % allocated on weighted avg. shares outstanding
100.0%
-
76.1%
23.9%
Net income available to common shares after allocation
$
10,149
$ - $
5,551
$
1,748
Denominator:
Weighted average shares outstanding for basic EPS
19,997,869 -
3,889,469
6,121,052
Add: Dilutive effects of assumed exercises of stock options
195,049
-
44,167
-
Weighted avg. shares including dilutive potential common shares
20,192,918 -
3,933,636
6,121,052
Earnings per share, diluted
$
0.50
$ - $
1.41
$
0.29
Anti-dilutive stock options excluded from diluted EPS
15,000
-
103,666
-
(1)

Net income available to common shares between Class

A and Class B common stock was allocated

based on the weighted average number of
shares outstanding. The allocation also assumes that

Class B shares had converted to Class A shares which is equivalent to 0.20 per share of Class B
or 1,224,212 shares of Class A shares.
See Note 8 “Stockholders’ Equity” for further discussion

of the stock split.
10.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise in

the ordinary

course of

business. In

the opinion

of
management, none

of these

actions, either

individually or

in the aggregate,

is expected

to have

a material

adverse effect
on the Company’s

Consolidated Financial Statements.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The

following

discussion

and

analysis

are

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition and results

of operations of

the Company and

the Bank,

its wholly

owned subsidiary, for

the quarter and

six months
ended June 30, 2022. This discussion and

analysis are best read in conjunction with the

consolidated financial statements
and related footnotes

included in this Form

10-Q and in the Annual

Report filed on

the Form 10-K (“2021

form 10-K”) filed
with the Security and Exchange Commission (“SEC”) for the year ended December 31, 2021.
This discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially

from management's expectations. Factors that could cause

such differences are discussed
in the

sections entitled

"Forward-Looking Statements"

and Item

1A “Risk Factors"

below and

in the

2021 Form

10-K filed
with the SEC which is available at the SEC’s website www.sec.gov.
Throughout

this

document,

references

to

“we,”

“us,”

“our,”

and

“the

Company”

generally

refer

to

USCB

Financial
Holdings, Inc.
Forward-Looking Statements
This Quarterly Report

on Form 10-Q

contains statements

that are not

historical in

nature and

are intended to

be, and
are

hereby

identified

as,

forward-looking

statements

for

purposes

of

the

safe

harbor

provided

by

Section

21E

of

the
Securities

Exchange

Act

of

1934,

as

amended

(Exchange

Act”).

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

the continuation

of COVID-19

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
•

increased competition and its effect on the pricing

of our products and services as well as our interest rate margin;

•

the effectiveness of our risk management strategies, including operational risks, including, but not limited to, client, employee, or third-party fraud and security breaches; and

•

other risks described in this Form 10-Q and other filings

we make with the SEC.
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

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
under the federal securities laws. You

should also review the risk factors

described in the reports the Company

filed or will
file with the

SEC and,

for periods

prior to

the completion

of the bank

holding company

reorganization in

December 2021,
U.S. Century Bank (“Bank”) filed with the Federal Depository

Institution Corporation (“FDIC”).
Non-GAAP Financial Measures
This Quarterly

Report on

Form 10-Q

includes financial

information determined

by methods

other than

in accordance
with generally accepted

accounting principles

(“GAAP”). This

financial information includes

certain operating performance
measures. Management has included these non-GAAP

measures because it believes these measures may

provide useful
supplemental information

for evaluating

the Company’s

underlying performance

trends. Further,

management uses

these
measures

in

managing

and

evaluating

the

Company’s

business

and

intends

to

refer

to

them

in

discussions

about

our
operations and performance.

Operating performance

measures should be

viewed in addition

to, and not

as an alternative
to or

substitute

for,

measures

determined

in

accordance

with

GAAP,

and

are

not

necessarily

comparable

to non-GAAP
measures

that

may

be

presented

by

other

companies.

To

the

extent

applicable,

reconciliations

of

these

non-GAAP
measures

to

the

most

directly

comparable

GAAP

measures

can

be

found

in

the

‘Reconciliation

and

Management
Explanation of Non-GAAP Financial Measures’

included in this Form 10-Q.
Overview
The Company,

the holding

company of

the Bank,

reported net

income

of

$5.3 million

or $0.26

per diluted

share for
class A common stock for the three months

ended June 30, 2022, compared

with net income of

$4.1 million or $0.64

and
$0.13 per

diluted share

for Class

A and

Class B

common stock,

respectively, for

the same

period in

2021. In

December
2021, the Company agreed to exchange all the outstanding

shares of Class B common stock for Class A common stock at
a ratio

of 5

to 1.

As of June 30,

2022 and December 31,

2021, the Company’s

only class of

securities issued and

outstanding
was Class A

common stock.
During the

first quarter

in 2022,

the Board

of Directors

(the “Board”)

approved a

share repurchase

program

of up

to
750,000 shares of Class A common stock.

Under the repurchase program,

the Company may

purchase shares of Class A
common

stock

on

a discretionary

basis from

time to

time. As

of June

30,

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
Unless otherwise stated, all comparisons in

the bullet points below are calculated

for the quarter ended June 30, 2022
compared to the quarter ended June 30, 2021 and annualized

where appropriate:
•

Net

interest

income

increased

$3.2

million

or

25.4%

to

$15.6 million

from

$12.5

million

for

the

quarter

ended
June 30, 2021.
•

Net interest margin (“NIM”) increased to 3.37% from 3.14%

for the second quarter of 2021.

•

Total assets exceeded $2.0 billion, an increase of $161.1

million or 8.7%, compared to December 31, 2021.

•

Total loans grew to $1.4 billion, an increase of $182.7 million or 15.3%, compared to December 31, 2021.

•

Total deposits increased $148.3 million or 9.3% to $1.7

billion from $1.6 billion at December 31, 2021.

•

Annualized return on average assets was 1.08% compared

to 0.98% at June 30, 2021.
•

Annualized return on average stockholders’ equity was 11.38% compared to 9.74% at June 30, 2021.
•

The allowance

for credit

losses to

total loans

ratio decreased

to 1.15%

at June

30, 2022

from 1.30%

at June 30,
2021.
•

Non-performing loans to total loans was 0.00% at June

30, 2022 and 2021.
•

The Company and

the Bank exceeded

all regulatory

capital requirements

and remained

significantly above

“well-
capitalized” guidelines. At June 30, 2022, total risk-based capital ratio for the Company and the Bank were 13.74%
and 13.67%, respectively.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
•

Tangible book value

per common share

(a Non-GAAP financial

measure) was $9.00

as of June 30,

2022, compared
to $27.71

at June

30,

2021. The

decline

was

primarily

driven by

an

increase

in

issued

and

outstanding

Class A
common shares as result of the exchange and redemption of preferred shares combined with the completion of the
IPO

in

2021.

See

“Reconciliation

and

Management

Explanation

for

Non-GAAP

Financial

Measures”

for

a
reconciliation of this non-GAAP financial measure.
Critical Accounting Policies and Estimates
The

consolidated

financial

statements

are

prepared

based

on

the

application

of

U.S.

GAAP,

the

most

significant

of
which are described in Note 1 “Summary of Significant Accounting Policies” of

the Company’s 2021 Form 10-K. To prepare
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

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
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

and

operations

are

managed

and

financial

performance

is

evaluated

on

an

overall

Company-wide

basis.
Accordingly, all

the financial service

operations are

considered by management

to be

aggregated in one

reportable operating
segment.
Results of Operations
General
The following

tables present

selected balance

sheet, income

statement, and

profitability ratios

for the

dates indicated
(in thousands, except ratios):
June 30, 2022 December 31, 2021
Consolidated Balance Sheets:
Total

assets
$ 2,016,086 $ 1,853,939
Total

loans
(1)
$ 1,372,733 $ 1,190,081
Total

deposits
$ 1,738,720 $ 1,590,379
Total

stockholders' equity
$ 180,068 $ 203,897
(1)

Loan amounts include deferred fees/costs.
Three Months Ended June 30, Six Months Ended June 30,
2022 2021 2022 2021
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 15,642 $ 12,474 $ 30,021 $ 24,949
Total

non-interest income
$ 1,617 $ 1,516 $ 3,562 $ 3,837
Total

non-interest expense
$ 9,551 $ 8,674 $ 19,163 $ 17,351
Net income

$ 5,295 $ 4,053 $ 10,149 $ 8,834
Net income available to common stockholders
$ 5,295 $ 3,299 $ 10,149 $ 7,299
Profitability:
Efficiency ratio
55.34% 62.00% 57.06% 60.28%
Net interest margin

3.37% 3.14% 3.30% 3.24%
The Company’s results

of operations

depend substantially on

net interest income

and non-interest income.

Other factors
contributing

to

the

results

of

operations

include

our

provision

for

credit

losses,

non-interest

expenses,

and

provision

for
income taxes.
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Net income increased

to $5.3 million

for the three

months ended June

30, 2022 from

$4.1 million for

the same period
in 2021.

Net income

available to

common stockholders

increased $2.0

million for

the three

months ended

June 30, 2022
compared to

the same

period in

2021 primarily

because of

increase in

net interest

income and

no dividend

payments in
2022.

Six months ended June 30, 2022 compared to six months

ended June 30, 2021

Net income increased to $10.1 million for

the six months ended June 30, 2022

from $8.8 million for the same period

in
2021.

Net

income

available

to

common

stockholders

increased

$2.9

million

for

the

six

months

ended

June 30,

2022

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
compared to

the same

period in

2021 primarily

because of

increase in

net interest

income and

no dividend

payments in
2022.
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

interest-earning assets,
net interest margin includes the indirect benefit of these

non-interest-bearing sources.
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

Q2 2022 Form 10-Q
The following table contains information related

to average balance sheet, average yields

on assets, and average costs
of liabilities for the periods indicated (in thousands):
Three Months Ended June 30,
2022 2021
Average
Balance
(1)
Interest Yield/Rate
(2)

Average
Balance Interest Yield/Rate
(2)
Assets
Interest-earning assets:
Loans
(3)
$ 1,296,476 $ 14,053 4.35% $ 1,088,492 $ 11,538 4.19%
Investment securities
(4)
493,352 2,510 2.04% 385,090 1,968 2.04%
Other interest earnings assets
69,503 121 0.70% 101,134 23 0.09%
Total

interest-earning assets
1,859,331 16,684 3.60% 1,574,716 13,529 3.41%
Non-interest earning assets
109,050

85,344
Total

assets
$ 1,968,381

$ 1,660,060
Liabilities and stockholders' equity

Interest-bearing liabilities:

Interest-bearing demand deposits
$ 66,349 17 0.10% $ 52,620 15 0.11%
Saving and money market deposits
781,076 615 0.32% 607,752 523 0.35%
Time deposits
224,284 271 0.48% 235,899 379 0.65%
Total

interest-bearing deposits
1,071,709 903 0.34% 896,271 917 0.41%
Borrowings and repurchase agreements
36,330 139 1.53% 36,000 138 1.52%
Total

interest-bearing liabilities
1,108,039 1,042 0.38% 932,271 1,055 0.45%
Non-interest bearing demand deposits
644,975

535,894
Other non-interest-bearing liabilities
28,770

24,964
Total

liabilities
1,781,784

1,493,129
Stockholders' equity
186,597

166,931
Total

liabilities and stockholders' equity
$ 1,968,381

$ 1,660,060
Net interest income

$ 15,642

$ 12,474
Net interest spread
(5)
3.23% 2.96%
Net interest margin (6)
3.37% 3.14%
(1)

Average balances - Daily average balances are used

to calculate yields/rates.
(2)

Annualized.
(3)

Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred

loan fees, net of deferred loan costs.
(4)

At fair value except for securities held to maturity. Includes FHLB stock.
(5)

Net interest spread is the average yield on

total interest-earning assets minus the average

rate on total interest-bearing liabilities.
(6)

Net interest margin is the ratio of net interest

income to average total interest-earning assets.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Six Months Ended June 30,
2022 2021
Average
Balance
(1)
Interest Yield/Rate
(2)
Average
Balance
(1)
Interest Yield/Rate
(2)
Assets
Interest-earning assets:
Loans
(3)
$ 1,254,189 $ 27,035 4.35% $ 1,080,183 $ 23,406 4.31%
Investment securities
(4)
501,758 4,839 1.94% 361,394 3,812 2.11%
Other interest-earnings assets
79,763 152 0.38% 89,914 39 0.90%
Total

interest-earning assets
1,835,710 32,026 3.52% 1,531,491 27,257 3.54%
Non-interest earning assets
105,374 85,718
Total

assets
$ 1,941,084 $ 1,617,209
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits
$ 65,398 33 0.10% $ 48,607 29 0.12%
Saving and money market deposits
758,729 1,166 0.31% 588,282 1,071 0.37%
Time deposits
223,781 530 0.48% 241,993 933 0.78%
Total

interest-bearing deposits
1,047,908 1,729 0.33% 878,882 2,033 0.47%
Borrowings and repurchase agreements
36,171 276 1.54% 36,000 275 1.52%
Total

interest-bearing liabilities
1,084,079 2,005 0.37% 914,882 2,308 0.51%
Non-interest bearing demand deposits
635,740 509,283
Other non-interest-bearing liabilities
27,079 23,803
Total

liabilities
1,746,898 1,447,968
Stockholders' equity
194,186 169,241
Total

liabilities and stockholders' equity
$ 1,941,084 $ 1,617,209
Net interest income
$ 30,021 $ 24,949
Net interest spread
(5)
3.15% 3.03%
Net interest margin
(6)
3.30% 3.24%
(1)

Average balances - Daily average balances are used

to calculate yields/rates.
(2)

Annualized.
(3)

Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred loan

fees, net of deferred loan costs.
(4)

At fair value except for securities held to maturity. Includes FHLB stock.
(5)

Net interest spread is the average yield on

total interest-earning assets minus the average

rate on total interest-bearing liabilities.
(6)

Net interest margin is the ratio of net interest

income to average total interest-earning assets.
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Net interest income before the provision

for credit losses was $15.6 million

for the three months ended June

30, 2022,
an increase of $3.2 million or

25.4%, from $12.5 million for

the same period in 2021.

This increase was primarily attributable
to higher income from larger loan and investment portfolio

s

combined with an increase in the weighted average

loan yield.

Included with loan interest

income are PPP loan

fees totaling $484 thousand

and $925 thousand for

the three months
ended June 30, 2022 and 2021, respectively.

PPP loan fees are recognized upon loan forgiveness by the SBA

.

Net interest margin

increased to 3.37%

for the quarter

ended June 30, 2022

from 3.14%

for the same

period in 2021.
The yield for loans and other interest-earning assets increased

,

while the overall interest-bearing deposits cost decreased

.
Six months ended June 30, 2022 compared to six months

ended June 30, 2021
Net interest

income before

the provision

for credit

losses

was $30.0

million for

the six

months ended

June 30,

2022, an
increase of $5.1 million or 20.3%, from $24.9 million for the same period in

2021. This increase was primarily attributable to
higher income from larger loan and investment portfolios combined with a decrease in the average deposit cost.

Included with loan

interest income are PPP

loan fees totaling $1.5

million and $2.4 million

for the six

months ended June 30,
2022 and 2021, respectively. PPP loan fees are recognized upon loan forgiveness by the SBA.

Net

interest

margin

increased

to

3.30%

at

June 30,

2022

from

3.24%

in

the

same

period

in

2021.

The

overall

interest-
bearing liabilities yields decreased.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Provision for Credit

Losses
The ACL

represents probable incurred losses in our portfolio. We maintain an adequate ACL that can mitigate probable
losses inherent

in the

loan portfolio.

The ACL is increased

by the

provision for

credit losses

and is

decreased by

charge-
offs,

net

of

recoveries

on

prior

loan

charge-offs.

There

are

multiple

credit

quality

metrics

that

we

use

to

base

our
determination of

the amount

of the ACL

and corresponding

provision for

credit losses.

These credit

metrics evaluate

the
credit

quality

and

level

of

credit

risk

inherent

in

our

loan

portfolio,

assess

non-performing

loans

and

charge-offs

levels,
considers statistical and historical trends and economic conditions and other applicable factors.

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The

provision

for credit

loss

was

$705

thousand

for

the

three

months

ended

June 30,

2022 compared

no

provision
recorded for the same period in 2021. The primary driver of the provision expense was attributed to loan growth.

Six months ended June 30, 2022 compared to six months

ended June 30, 2021

The provision for

credit loss

was $705 thousand

for the six

months ended

June 30, 2022

compared a

net recovery of
$160 thousand for the same period in 2021. The primary driver of the provision expense was attributed to loan growth. The
ACL as a percentage of total

loans decreased to 1.15%

at June 30, 2022 compared

to 1.30% at June 30,

2021 due to the
growth of the loan portfolio.
See “Allowance for Credit Losses” below for further discussion on how the ACL is calculated.

Non-Interest Income
Our services and products generate service charges and fees, mainly from our depository accounts. We also generate
income from gain on sale of loans though our swap and SBA

programs. In addition, we own and are beneficiaries of the life insurance policies

on some

of our

employees and

generate income

on the

increase in

the cash

surrender value

of these
policies.
The following table presents the components of non-interest

income for the dates indicated (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2022 2021 2022 2021
Service fees
$ 1,083 $ 903 $ 1,983 $ 1,792
Gain (loss) on sale of securities available for sale, net
(3) 187 18 249
Gain on sale of loans held for sale, net
22 23 356 987
Loan settlement
- - 161 -
Other non-interest income
515 403 1,044 809
Total

non-interest income
$ 1,617 $ 1,516 $ 3,562 $ 3,837
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Non-interest

income for

the

three months

ended June

30, 2022

increased

$101 thousand

or 6.7%,

compared

to the
same period in 2021. This increase was primarily driven by higher services fees.
Six months ended June 30, 2022 compared to the six

months ended June 30, 2021

Non-interest income for the

six months ended June 30,

2022 decreased $275 thousand

or 7.2%, compared to

the same
period in 2021. This decrease was primarily driven by fewer loan sales resulting in reduced gains.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2022 2021 2022 2021
Salaries and employee benefits $ 5,913 $ 5,213 $ 11,788 $ 10,491
Occupancy
1,251 1,411 2,521 2,798
Regulatory assessment and fees
226 195 439 373
Consulting and legal fees
398 373 915 558
Network and information technology services
448 332 835 840
Other operating
1,315 1,150 2,665 2,291
Total

non-interest expense
$ 9,551 $ 8,674 $ 19,163 $ 17,351
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Non-interest expense for the

three months ended June 30,

2022 increased $877 thousand

or 10.1%, compared to

the
same period in 2021. The increase

was primarily driven by higher salaries

and employee benefits due to

new hires, salary
compensation, and seasonal payroll taxes.
Six months ended June 30, 2022 compared to the six

months ended June 30, 2021

Non-interest expense for the six months

ended June 30, 2022 increased $1.8

million or 10.4%, compared to the

same
period

in

2021.

The

increase

was

primarily

driven

by

higher

salaries

and

employee

benefits

due

to

new

hires,

salary
compensation, and seasonal payroll taxes.
Provision for Income Tax
Fluctuations in the effective tax rate reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for

income tax purposes.

Therefore, future

decisions on the

investments we choose

will affect our

effective
tax rate. Surrender value of

bank-owned life insurance policies

covering key employees, purchasing

municipal bonds, and
overall levels of taxable income will be important elements in determining our effective tax rate.
Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Income tax expense for the three months

ended June 30, 2022 increased to $1.7 million from

$1.3 million for the same
period in 2021. The effective tax

rate for the three months ended June 30, 2022

was 24.4% and for the three months

ended
2021 was 23.8%.
Six months ended June 30, 2022 compared to the six

months ended June 30, 2021

Income tax

expense for

the six

months ended

June 30, 2022

increased to

$3.6 million

from $2.8 million

for the

same
period in 2021. The Company’s effective tax rate was 26.0% compared to 23.8% for the same period in 2021.
For a further discussion

on income taxes, see

Note 4 “Income Taxes” to

the Consolidated Financial

Statements in this
Form 10-Q.
Analysis of Financial Condition
Total

assets at June 30, 2022 were

$2.0 billion, an increase of

$162.1 million, or 8.7%,

over total assets of $1.9

billion
at December

31, 2021. Total

loans increased

$182.7 million,

or 15.3%,

to $1.4 billion

at June 30,

2022 compared

to $1.2
billion at December 31,

2021. Total deposits increased by $148.3 million,

or 9.3%, to $1.7

billion at June 30, 2022

compared
to December 31, 2021.
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

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
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

U.S.

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

or the

ALCO of

the Company

to ensure

an appropriate

risk and

return profile

as well

as for

adherence to

the
investment policy.
As of June 30, 2022, the

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
category was

made at

fair value

at the

date of

transfer.

The unrealized

gain or

loss

at the

date of

transfer is

retained in
accumulated other

comprehensive income

and in

the carrying

value of

the HTM

securities. Such

amounts are

amortized
over the remaining life of

the security.

There was no immediate

impact to net income on

the date of transfer.

Two of these
transferred securities totaling $2.0 million matured during

the second quarter of 2022.

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

is

then

made

considering

many

factors,

including

the

severity

and
duration of the impairment, the severity

of the event, our intent and

ability to hold the security for a

period of time sufficient
for a

recovery in

value, recent

events specific

to the

issuer or

industry,

any related

credit events,

and for

debt securities,
external

credit

ratings

and

recent

downgrades

related

to

deterioration

of

credit

quality.

Securities

on

which

there

is

an
unrealized loss

that is

deemed to

be OTTI

are written

down to

fair value,

with the

write-down recorded

as a

realized loss
under line item

“Gain (loss) on

sale of securities

available-for-sale,

net” of the Consolidated

Statements of Operations.

As
of June 30, 2022, there are no securities

which management has classified as OTTI

.

For further discussion of our analysis
on impaired investment securities for OTTI, see Note 2 “Investment Securities” to the Consolidated Financial Statements in
this Form 10-Q.
AFS

and

HTM

investment

securities

decreased

$68.1 million

or

13.0%

to

$456.1 million

at

June 30,

2022

from
$524.2 million

at December

31, 2021.

Investment

securities

decreased

due to

payments received

and higher

unrealized
losses.

Management

reinvested

excess

cash

balances

into

high

credit

quality

investments

to

increase

the

Company’s
profitability and modify the Company’s balance sheet duration according to the ALM policy. As of June

30, 2022, corporate
bond securities with a market value

of $23.6 million were pledged to secure

public deposits. The investment portfolio

does
not have any tax-exempt securities.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
June 30, 2022 December 31, 2021
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 27,816 $ 25,850 $ 10,564 $ 10,520
U.S. Treasury
2,468
2,437
- -
Collateralized mortgage obligations
155,340
133,820
160,506 156,829
Mortgage-backed securities - residential
111,708
95,982
120,643 118,842
Mortgage-backed securities - commercial
44,670
40,121
49,905 50,117
Municipal securities
25,124
19,602
25,164 24,276
Bank subordinated debt securities
16,503
15,972
27,003 28,408
Corporate bonds
6,062
5,680
12,068 12,550
$ 389,691 $ 339,464 $ 405,853 $ 401,542
Held-to-maturity:
U.S. Government Agency
$ 34,100 $ 29,408 $ 34,505 $ 33,904
Collateralized mortgage obligations
40,806 35,293 44,820 43,799
Mortgage-backed securities - residential
27,478 23,524 26,920 26,352
Mortgage-backed securities - commercial
3,095 2,692 3,103 3,013
Corporate bonds
11,192 10,150 13,310 13,089
$ 116,671 $ 101,067 $ 122,658 $ 120,157
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of June 30, 2022 (in thousands,

except ratios):

Within 1 year
After 1 year through 5
years
After 5 years through
10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - 0.00% $ 4,810 2.76% $ 2,015 2.84% $ 20,991 2.82% $ 27,816 2.81%
U.S. Treasury
- 0.00% 2,468 2.32% - 0.00% - 0.00% 2,468 2.32%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 155,340 1.49% 155,340 1.49%
MBS - residential
- 0.00% - 0.00% - 0.00% 111,708 1.61% 111,708 1.61%
MBS - commercial
- 0.00% - 0.00% - 0.00% 44,670 1.99% 44,670 1.99%
Municipal securities

- 0.00% - 0.00% 1,000 2.05% 24,124 1.72% 25,124 1.73%
Bank subordinated debt securities
- 0.00% - 0.00% 16,503 4.71% - 0.00% 16,503 4.71%
Corporate bonds
- 0.00% 6,062 2.59% - 0.00% - 0.00% 6,062 2.59%
$ - $ 13,340 $ 19,518 $ 356,833 $ 389,691 1.85%
Held-to-maturity:
U.S. Government Agency
$ - 0.00% $ 7,890 1.03% $ 18,540 1.32% $ 7,670 1.58% $ 34,100 1.31%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 40,806 1.42% 40,806 1.42%
MBS - residential
- 0.00% 1,354 2.63% 9,224 1.61% 16,900 2.05% 27,478 1.93%
MBS - commercial
- 0.00% - 0.00% 3,095 1.62% - 0.00% 3,095 1.62%
Corporate bonds
- 0.00% 11,192 2.71% - 0.00% - 0.00% 11,192 2.71%
$ - $ 20,436 $ 30,859 $ 65,376 $ 116,671 1.64%
Loans
Loans

are

the

largest

category

of

interest-earning

assets

on

the

Consolidated

Balance

Sheets,

and

usually

provide
higher yields

than the

rest of

the interest-earning

assets. Higher

yields typically

carry inherent

credit and

liquidity risks

in
comparison to lower yield assets.

The Company manages and mitigates

such risks in accordance with the

credit and ALM
policies, risk tolerance and balance sheet composition.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
The following table shows the loan portfolio composition

as of the dates indicated (in thousands):

June 30, 2022 December 31, 2021
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 203,662 14.8% $ 201,359 16.9%
Commercial Real Estate
843,445 61.5% 704,988 59.2%
Commercial and Industrial
131,271 9.5% 146,592 12.3%
Foreign Banks
84,770 6.2% 59,491 5.0%
Consumer and Other

109,250 8.0% 79,229 6.6%
Total

gross loans
1,372,398 100.0% 1,191,659 100.0%
Less: Deferred fees (cost) (335) 1,578
Total

loans net of deferred fees (cost)
1,372,733 1,190,081
Less: Allowance for credit losses
15,786 15,057
Total

net loans
$ 1,356,947 $ 1,175,024
Total

gross

loans

increased

by

$180.7 million

or

15.2%

at

June 30,

2022

compared

to

December 31,

2021.

The
commercial real estate

and to

a lesser

extent, foreign banks

and consumer and

other loan

segments had the

most significant
growth partially offset by declines in the commercial and industrial loan segment. Commercial and industrial loans declined primarily because of continuing PPP loan forgiveness.
Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately 61.5%

of the total

gross loan portfolio

as of June 30,

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

leng-term relationships

with members

of our

senior management

team or

our
relationship managers that date back to former institutions.

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments. The following table shows maturities and sensitivity to interest rate changes for the loan portfolio at June 30,
2022 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate $ 10,471 $ 26,776 $ 79,213 $ 87,202 $ 203,662
Commercial Real Estate
41,993 186,681 610,145 4,626 843,445
Commercial and Industrial
20,660 37,175 29,233 44,203 131,271
Foreign Banks
84,770 - - - 84,770
Consumer and Other
1,338 3,732 11,856 92,324 109,250
Total

gross loans
$ 159,232 $ 254,364 $ 730,447 $ 228,355 $ 1,372,398
Interest rate sensitivity:
Fixed interest rates
$ 125,693 $ 179,013 $ 140,784 $ 115,986 $ 561,476
Floating or adjustable rates
33,539 75,351 589,663 112,369 810,922
Total

gross loans
$ 159,232 $ 254,364 $ 730,447 $ 228,355 $ 1,372,398
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

June 30,

2022, approximately

59.1% of

the loans

have adjustable/variable

rates and

40.9% of

the loans

have
fixed

rates.

The

adjustable/variable

loans

re-price

to

different

benchmarks

and

tenors

in

different

periods

of

time.

By

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
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

June 30, 2022
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 203,662 $ - $ - $ - $ 203,662
Commercial Real Estate
841,842 1,197 406 - 843,445
Commercial and Industrial
130,809 - 462 - 131,271
Foreign Banks
84,770 - - - 84,770
Consumer and Other

109,040 - 210 - 109,250
$ 1,370,123 $ 1,197 $ 1,078 $ - $ 1,372,398
December 31, 2021
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 196,778 $ - $ 4,581 $ - $ 201,359
Commercial Real Estate
703,349 1,222 417 - 704,988
Commercial and Industrial
146,039 - 553 - 146,592
Foreign Banks
59,491 - - - 59,491
Consumer and Other

79,005 - 224 - 79,229
$ 1,184,662 $ 1,222 $ 5,775 $ - $ 1,191,659

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as

of the dates shown (in thousands,

except ratios):
June 30, 2022 December 31, 2021
Non-accrual loans, less non-accrual TDR loans $ - $ 1,190
Non-accrual TDRs
- -
Loans past due over 90 days and still accruing
- -
Total

non-performing loans
- 1,190
Other real estate owned
- -
Total

non-performing assets
$ - $ 1,190
Asset quality ratios:
Allowance for credit losses to total loans
1.15% 1.27%
Allowance for credit losses to non-performing loans
0% 1,265%
Non-performing loans to total loans
0% 0.10%
Non-performing

assets include

all loans

categorized as

non-accrual or

restructured,

impaired securities,

non-accrual
troubled debt restructuring

(“TDRs”), other real

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

and to whom

the Company grants

a loan concession.

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
The following tables present performing and non-performing

TDRs at the dates indicated (in thousands):
June 30, 2022 December 31, 2021
Accrual Status
Non-Accrual
Status Total TDRs Accrual Status
Non-Accrual
Status Total TDRs
Residential real estate
$ 7,307 $ - $ 7,307 $ 7,815 $ - $ 7,815
Commercial real estate
594 - 594 696 - 696
Commercial and industrial
99 - 99 141 - 141
Consumer and other

210 - 210 224 - 224
Total
$ 8,210 $ - $ 8,210 $ 8,876 $ - $ 8,876
The Company allocated

$319 thousand and $360

thousand of specific

allowance for TDR loans

at June 30, 2022 and
December 31,

2021, respectively.

There

was

no

commitment

to

lend additional

funds to

these

TDR

customers

at either
date.

During the

quarter ended

June 30, 2022

and 2021,

there were

no defaults

on TDR

loans within

the prior

12 months.
Additionally, the Company

did not have any new TDR loans during the three months

ended June 30, 2022 and 2021.
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

Q2 2022 Form 10-Q
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

Q2 2022 Form 10-Q
The following table presents ACL and net charge-offs to average loans by type for the periods indicated (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended June 30, 2022

Beginning balance
$ 2,357 $ 9,183 $ 2,355 $ 491 $ 688 $ 15,074
Provision for credit losses
9 107 311 160 118 705
Recoveries
- - 5 - 3 8
Charge-offs
- - - - (1) (1)
Ending Balance

$ 2,366 $ 9,290 $ 2,671 $ 651 $ 808 $ 15,786
Average loans
$ 198,812 799,846 126,434 76,968 94,416 1,296,476
Net charge-offs to average loans

0.00% 0.00% -0.02% 0.00% -0.01% 0.00%
Six Months Ended June 30, 2022

Beginning balance
$ 2,498 $ 8,758 $ 2,775 $ 457 $ 569 $ 15,057
Provision for credit losses
(148) 532 (115) 194 242 705
Recoveries
32 - 11 - 3 46
Charge-offs
(16) - - - (6) (22)
Ending Balance

$ 2,366 $ 9,290 $ 2,671 $ 651 $ 808 $ 15,786
Average loans
$ 198,453 769,978 133,009 68,400 84,349 1,254,189
Charge-offs
-0.02% 0.00% -0.02% 0.00% 0.01% 0.00%
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended June 30, 2021

Beginning balance
$ 3,087 $ 9,320 $ 2,005 $ 407 $ 190 $ 15,009
Provision for credit losses
(322) (568) 398 147 345 -
Recoveries
4 - 64.00 - 1 69
Charge-offs
(229) - - - (1) (230)
Ending Balance

$ 2,540 $ 8,752 $ 2,467 $ 554 $ 535 $ 14,848
Average loans
$ 216,190 $ 650,871 $ 160,968 $ 48,551 $ 11,912 $ 1,088,492
Net charge-offs to average loans

0.42% 0.00% -0.16% 0.00% 0.00% 0.06%
Six Months Ended June 30, 2021

Beginning balance
$ 3,408 $ 9,453 $ 1,689 $ 348 $ 188 $ 15,086
Provision for credit losses
(647) (701) 627 206 355 (160)
Recoveries
8 - 151 - 2 161
Charge-offs
(229) - - - (10) (239)
Ending Balance

$ 2,540 $ 8,752 $ 2,467 $ 554 $ 535 $ 14,848

Average loans
$ 223,628 $ 638,444 $ 163,922 $ 45,432 $ 8,757 $ 1,080,183
Net charge-offs to average loans
0.20% 0.00% -0.19% 0.00% 0.18% 0.01%
Bank-Owned Life Insurance
As of June 30,

2022, the combined

cash surrender value

of all bank-owned

life insurance (“BOLI”)

policies was $42.2
million. Changes in

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

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
The following table

presents the daily

average balance and

average rate paid

on deposits by

category for

the periods
presented (in thousands, except ratios):
Three Months Ended June 30,
2022 2021
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest-bearing demand deposits $ 644,975 0.00% $ 535,894 0.00%
Interest-bearing demand deposits 66,349 0.10% 52,620 0.11%
Saving and money market deposits 781,076 0.32% 607,752 0.35%
Time deposits 224,284 0.48% 235,899 0.65%
$ 1,716,684 0.21% $ 1,432,165 0.26%
The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250 thousand

for

all

deposit
accounts at

the Bank

per account

holder. Total estimated uninsured deposits

were $1.0 billion and

$897.8 million at June 30,
2022 and December 31, 2021, respectively.

The following table shows scheduled maturities of uninsured

time deposits as of June 30, 2022 (in thousands):
June 30, 2022
Three months or less $ 27,087
Over three through six months 22,393
Over six though twelve months 31,622
Over twelve months 23,301
$ 104,403
Other Liabilities
The Company collects from commercial loan customers

funds which are held in escrow for future payment of

real
estate taxes and insurance. These escrow funds are disbursed by the Company directly to the insurance companies

and
taxing authority of the borrower.

Escrow funds are recognized as other liabilities.

As of June 30, 2022 escrow balances totaled $10.2 million

compared to $4.0 million at December 31, 2021.
Borrowings
As a

member of

the FHLB, we

are eligible for

advances with various

terms and conditions.

This accessibility of

additional
funding allows

us to

efficiently

and timely

meet both

expected and

unexpected outgoing

cash flows

and collateral

needs
without adversely affecting either daily operations or the financial condition of the Company.
As of June 30,

2022 we had

$66.0 million of

fixed-rate advances outstanding

from the FHLB

with a weighted

average
rate of 1.55%. Most of the advances are due in the first

two calendar quarters of 2025.

The following table presents the FHLB fixed rate advances

as of June 30, 2022 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
0.81% Fixed August 17, 2023 $ 5,000
1.04% Fixed July 30, 2024 5,000
2.05% Fixed March 27, 2025 10,000
1.91% Fixed March 28, 2025 5,000
1.81% Fixed April 17, 2025 5,000
1.07% Fixed July 18, 2025 6,000
1.58% Fixed July 14, 2022 30,000
$ 66,000
We

have

also

established

Fed

Funds

lines

of

credit

with

our

upstream

correspondent

banks

to

manage

temporary
fluctuations in our daily cash balances.

As of June 30, 2022, there

were no outstanding balances with

the Fed Funds lines
of credit.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
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
commitments than

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

actual

future

cash

funding

requirements.

The

following

table

presents

lending

related
commitments outstanding as of the dates indicated (in thousands

):
June 30, 2022 December 31, 2021
Commitments to grant loans and unfunded lines of credit
$ 142,498 $ 134,877
Standby and commercial letters of credit
3,843 6,420
$ 146,341 $ 141,297
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

of IRR (“Interest

Rate Risk”) is

inherent to the banking

business, we

believe our ALCO

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

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
To

have

a

more

complete

picture

of

IRR,

the

Company

also

evaluates

the

economic

value

of

equity

(“EVE”).

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
Market and Interest Rate Risk Management
According to our last ALCO model run as of June 30, 2022, we are an asset-sensitive company for years one and two.
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

and

policy,

management

has the

ability

to modify

the

balance sheet

to

either increase

asset

duration

and
decrease liability

duration to reduce

asset sensitivity,

or to decrease

asset duration and

increase liability duration

in order
to increase asset sensitivity.
According to our model,

as of June 30,

2022, NIM should

increase for static rate

scenarios (-400 basis

points or +400
basis points).

For the static

forecast in year

one, the

estimated NIM

will remain

stable from

the

base case

scenario to

a
+400 basis points scenario. Additionally, utilizing an EVE

approach, we analyze the risk

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
We have also

been reducing asset

sensitivity by extending

asset duration, which

has lowered our

net interest income
volatility and allowed us to keep the net interest income

consistent with ALCO objectives.
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
Board and active

involvement of senior

management; appropriate strategies, policies,

procedures, and limits

used to identify
and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems (including assessments of the
current and prospective cash flows or sources and uses of funds) that are commensurate with the complexity and business
activities of

the Company;

active management

of intraday

liquidity and

collateral; an

appropriately diverse

mix of

existing

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
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

June 30,

2022,

the

Bank

was

well

capitalized

under

the

FDIC’s

prompt

corrective

action

framework.

We

also
follow the capital conservation

buffer framework,

and as of June

30, 2022, we

exceeded the capital

conversation buffer

in
all capital ratios, according to our actual ratios. The following table presents the capital ratios for both the Company and the
Bank at the dates indicated (in thousands,

except ratios):
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
June 30, 2022:
Total

risk-based capital:
USCB Financial Holdings, Inc.
$ 202,417 13.74% $ 117,842 8.00% $ 147,302 10.00%
U.S. Century Bank
$ 201,314 13.67% $ 117,842 8.00% $ 147,302 10.00%
Tier 1 risk-based capital:

USCB Financial Holdings, Inc.
$ 186,384 12.65% $ 88,381 6.00% $ 117,842 8.00%
U.S. Century Bank
$ 185,281 12.58% $ 88,381 6.00% $ 117,842 8.00%
Common equity tier 1 capital:
USCB Financial Holdings, Inc.
$ 186,384 12.65% $ 66,286 4.50% $ 95,746 6.50%
U.S. Century Bank
$ 185,281 12.58% $ 66,286 4.50% $ 95,746 6.50%
Leverage ratio:

USCB Financial Holdings, Inc.
$ 186,384 9.43% $ 79,040 4.00% $ 98,800 5.00%
U.S. Century Bank
$ 185,281 9.38% $ 79,040 4.00% $ 98,800 5.00%
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

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
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
As of or For the Three Months Ended
6/30/2022 3/31/2022 12/31/2021 9/30/2021 6/30/2021
Pre-Tax Pre-Provision ("PTPP") Income:
(1)

Net income

$ 5,295 $ 4,854 $ 5,650 $ 6,593 $ 4,053

Plus: Provision for income taxes
1,708 1,858 $ 1,751 $ 2,088 $ 1,263

Plus: Provision for (recovery of) credit losses
705 - $ - $ - $ -

PTPP income
$ 7,708 $ 6,712 $ 7,401 $ 8,681 $ 5,316
PTPP Return on Average Assets: (1)

PTPP income
$ 7,708 $ 6,712 $ 7,401 $ 8,681 $ 5,316

Average assets
$ 1,968,381 $ 1,913,484 $ 1,828,037 $ 1,741,423 $ 1,660,060

PTPP return on average assets
(2) 1.57% $ 1.42% $ 1.61% $ 1.98% $ 1.28%
Operating Net Income:

Net income
$ 5,295 $ 4,854 $ 5,650 $ 6,593 $ 4,053

Less: Net gains (losses) on sale of

securities
(3) $ 21 $ 35 $ (70) $ 187

Less: Tax effect on sale of securities
1 $ (5) $ (9) $ 17 $ (46)

Operating net income
$ 5,297 $ 4,838 $ 5,624 $ 6,646 $ 3,912
Operating PTPP Income: (1)

PTPP income
$ 7,708 $ 6,712 $ 7,401 $ 8,681 $ 5,316

Less: Net gains (losses) on sale of

securities
(3) $ 21 $ 35 $ (70) $ 187

Operating PTPP Income
$ 7,711 $ 6,691 $ 7,366 $ 8,751 $ 5,129
Operating PTPP Return on Average Assets: (1)

Operating PTPP income
$ 7,711 $ 6,691 $ 7,366 $ 8,751 $ 5,129

Average assets
$ 1,968,381 $ 1,913,484 $ 1,828,037 $ 1,741,423 $ 1,660,060

Operating PTPP Return on average assets
(2) 1.57% $ 1.42% $ 1.60% $ 1.99% $ 1.24%
Operating Return on Average Assets: (1)

Operating net income
$ 5,297 $ 4,838 $ 5,624 $ 6,646 $ 3,912

Average assets
$ 1,968,381 $ 1,913,484 $ 1,828,037 $ 1,741,423 $ 1,660,060

Operating return on average assets
(2) 1.08% $ 1.03% $ 1.22% $ 1.51% $ 0.95%
(1)

The Company believes these non-GAAP measurements

are a key indicator of the ongoing earnings

power of the Company.
(2) Annualized.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
As of or For the Three Months Ended
6/30/2022 3/31/2022 12/31/2021 9/30/2021 6/30/2021
Tangible book value per common share (at period-end): (1)
Total stockholders' equity (GAAP) $ 180,068 $ 192,039 $ 203,897 $ 201,918 $ 166,302
Less: Intangible assets - - - - -
Less: Preferred stock - - - - 24,616
Tangible stockholders' equity (non-GAAP) $ 180,068 $ 192,039 $ 203,897 $ 201,918 $ 141,686
Total shares issued and outstanding (at period-end): (2)
Class A common shares 20,000,753 20,000,753 19,991,753 18,767,541 3,889,469
Class B common shares - - - 1,224,212 1,224,212
Total common shares issued and outstanding 20,000,753 20,000,753 19,991,753 19,991,753 5,113,681
Tangible book value per common share (non-GAAP) $ 9.00 $ 9.60 $ 10.20 $ 10.10 $ 27.71

Operating net income available to common stockholders: (1)
Net income (GAAP) $ 5,295 $ 4,854 $ 5,650 $ 6,593 $ 4,053
Less: Preferred dividends - - - 542 754
Less: Exchange and redemption of preferred shares - - - 89,585 -
Net income (loss) available to common stockholders

(GAAP)
5,295 4,854 5,650 (83,534) 3,299
Add back: Exchange and redemption of preferred

shares
- - - 89,585 -
Operating net income avail. to common stock (non-GAAP)

$ 5,295 $ 4,854 $ 5,650 $ 6,051 $ 3,299
Allocation of operating net income per common

stock class:

Class A common stock $ 5,295 $ 4,854 $ 5,650 $ 5,598 $ 2,509
Class B common stock $ - $ - $ - $ 453 $ 790
Weighted average shares outstanding:
Class A common stock

Basic 20,000,753 19,994,953 18,913,914 15,121,460 3,889,469
Diluted 20,171,261 20,109,783 19,023,686 15,187,729 3,933,636
Class B common stock
Basic - - - 6,121,052 6,121,052
Diluted - - - 6,121,052 6,121,052
Diluted EPS: (3) (4)

Class A common stock
Net income (loss) per diluted share (GAAP) $ 0.26 $ 0.24 $ 0.30 $ (5.11) $ 0.64
Add back: Exchange and redemption of preferred

shares
- - - 5.48 -
Operating net income per diluted share (non-GAAP) $ 0.26 $ 0.24 $ 0.30 $ 0.37 $ 0.64
Class B common stock
Net income (loss) per diluted share (GAAP) $ - $ - $ - $ (1.02) $ 0.13
Add back: Exchange and redemption of preferred

shares
- - - 1.09 -
Operating net income per diluted share (non-GAAP) $ - $ - $ - $ 0.07 $ 0.13
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

(4)

During the quarter ended December 31, 2021,

the Company entered into agreements with

the Class B shareholders to exchange all

outstanding
shares of Class B non-voting stock for Class A

voting common stock at a ratio of 5 to 1.

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

Q2 2022 Form 10-Q
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
controls and procedures (as

defined in Rules 13a-15(e)

and 15d-15(e) under the

Exchange Act) as

of June 30, 2022. Based
on that evaluation, management believes

that the Company’s disclosure

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

Q2 2022 Form 10-Q
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
results, see

“Part I,

Item 1A

– Risk

Factors” of

the 2021

Form 10-K.

There have

been no

material changes

from the

risk
factors previously disclosed in the 2021 Form 10-K.
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
(a) On February 28, 2022, stock options

previously granted to a former Board member of

the Company,

pursuant to the
Amended and Restated

2015 Equity

Incentive Plan

covering 9,000

shares of

Class A common

stock at

an exercise

price
per share of $11.35

of the Company were

exercised for an aggregate

amount of $102 thousand.

The options were issued
while the former Board member was

still serving as a director and

prior to the issuer becoming a

reporting company under
the

Exchange

Act.

The

shares

of

Class

A

common

stock

subject

to

the

exercised

options

were

issued

pursuant

to

the
exemption provided by Rule 701 of the Securities Act

of 1933.
(b) Not applicable.
(c)

As

previously

described

The

Board

adopted

a

stock

repurchase

program

covering

750,000

shares

of

Class

A
common stock. No

shares were purchased

pursuant to such

program by the

Company during the

three and six

month ended
June 30, 2022.
Item 3.

Defaults Upon Senior Securities

None.
Item 4.

Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

USCB Financial Holdings, Inc.

Q2 2022 Form 10-Q
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

quarter ended June 30,

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

Q2 2022 Form 10-Q
SIGNATURES

Pursuant to the

requirements of

the Securities

Exchange Act of

1934, the registrant

has duly caused

this report to

be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
President, Chief Executive Officer,

and Director

August 11, 2022
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Chief Financial Officer

August 11, 2022
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)