Form 10-Q
period 2022-09-30
USCB FINANCIAL HOLDINGS, INC.
filed 2022-11-10
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2022
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
☒

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
As of November 1, 2022, the registrant had
20,000,753

shares of Class
A common stock outstanding.

FORM 10-Q
September 30, 2022

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)
3
Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021
(Unaudited)
4
Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September
30, 2022 and 2021 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September
30, 2022 and 2021 (Unaudited)
6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)
7
Notes to the Consolidated Financial Statements (Unaudited)
8
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
31
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
53
Item 4.
Controls and Procedures
53
PART II
54
Item 1.
Legal Proceedings
54
Item 1A.
Risk Factors
54
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
54
Item 3.
Defaults Upon Senior Securities
54
Item 4.
Mine Safety Disclosures
54
Item 5.
Other Information
54
Item 6.
Exhibit Index
55
Signatures

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
PART I
Item 1.

Financial Statements

USCB FINANCIAL HOLDINGS, INC.
Consolidated Balance Sheets - Unaudited
(Dollars in thousands,

except share data)
September 30, 2022 December 31, 2021
ASSETS:
Cash and due from banks $
5,975
$
6,477
Interest-bearing deposits in banks
67,351
39,751
Total cash and cash equivalents
73,326
46,228
Investment securities held to maturity (fair value $
159,739

and $
120,157
, respectively)
178,865
122,658
Investment securities available for sale, at fair value
248,571
401,542
Federal Home Loan Bank stock, at cost
1,902
2,100
Loans held for investment, net of allowance of

$
16,604

and $
15,057
, respectively
1,414,909
1,175,024
Accrued interest receivable
6,568
5,975
Premises and equipment, net
4,923
5,278
Bank owned life insurance
42,514
41,720
Deferred tax assets, net
43,928
34,929
Lease right-of-use asset
13,484
14,185
Other assets
8,463
4,300
Total assets $
2,037,453
$
1,853,939

LIABILITIES:

Deposits:

Demand deposits $
662,808
$
$605,425
Money market and savings accounts
851,727
703,856
Interest-bearing checking
63,721
55,878
Time deposits
218,386
225,220
Total deposits
1,796,642
1,590,379
Federal Home Loan Bank advances
26,000
36,000
Lease liability
13,484
14,185
Accrued interest and other liabilities
23,910
9,478
Total liabilities
1,860,036
1,650,042

Commitments and contingencies (See Notes 5

and 10)

STOCKHOLDERS' EQUITY:

Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
0

issued and outstanding as of September 30, 2022

and December 31, 2021
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
0

issued and outstanding as of September 30, 2022

and December 31, 2021
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
0

issued and outstanding as of September 30, 2022

and December 31, 2021
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
20,000,753

and
19,991,753

issued and outstanding as of September 30, 2022

and December 31, 2021
20,001
19,992
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
0

issued and
outstanding as of September 30, 2022 and

December 31, 2021
- -
Additional paid-in capital on common stock
311,156
310,666
Accumulated deficit
(108,538)
(124,245)
Accumulated other comprehensive loss
(45,202)
(2,516)
Total stockholders' equity
177,417
203,897
Total liabilities and stockholders' equity $
2,037,453
$
1,853,939
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended September 30, Nine Months Ended September 30,
2022 2021 2022 2021
Interest income:

Loans, including fees
$
15,954
$
12,538
$
42,989
$
35,944

Investment securities
2,201
1,858
7,040
5,670

Interest-bearing deposits in financial institutions
322
38
474
77

Total interest income
18,477
14,434
50,503
41,691
Interest expense:

Interest-bearing checking
19
16
52
45

Money market and savings accounts
1,141
501
2,307
1,572

Time deposits
363
306
893
1,239

Federal Home Loan Bank advances
180
140
456
415

Total interest expense
1,703
963
3,708
3,271

Net interest income before provision for

credit losses
16,774
13,471
46,795
38,420
Provision for credit losses
910
-
1,615
(160)

Net interest income after provision for

credit losses
15,864
13,471
45,180
38,580
Non-interest income:

Service fees
934
856
2,917
2,648

(Loss) gain on sale of securities available for

sale, net
(558)
(70)
(540)
179

Gain on sale of loans held for sale, net
330
532
686
1,519

Loan settlement
-
2,500
161
2,500

Other non-interest income
1,083
399
2,127
1,208

Total non-interest income
1,789
4,217
5,351
8,054
Non-interest expense:

Salaries and employee benefits
6,075
5,313
17,863
15,804

Occupancy
1,281
1,192
3,802
3,990

Regulatory assessment and fees
269
317
708
690

Consulting and legal fees
604
357
1,519
915

Network and information technology services
488
358
1,323
1,198

Other operating expense
1,415
1,470
4,080
3,761

Total non-interest expense
10,132
9,007
29,295
26,358

Income before income tax expense
7,521
8,681
21,236
20,276
Income tax expense
1,963
2,088
5,529
4,849

Net income
5,558
6,593
15,707
15,427
Less: Preferred stock dividend -
542
-
2,077
Less: Exchange and redemption of preferred shares -
89,585
-
89,585
Net income (loss) available to common stockholders $
5,558
$
(83,534)
$
15,707
$
(76,235)
Per share information: (1)

Class A common stock

Net income (loss) per share, basic $
0.28
$
(5.11)
$
0.79
$
(8.57)
Net income (loss) per share, diluted $
0.28
$
(5.11)
$
0.78
$
(8.57)
Class B common stock

Net loss per share, basic $ - $
(1.02)
$ - $
(1.71)
Net loss per share, diluted $ - $
(1.02)
$ - $
(1.71)
(1)

For further details on the allocation of net

income available to common stockholders and per

share information, see Note 9 "Earnings per Share".
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

(Loss) - Unaudited
(Dollars in thousands)

Three Months Ended
September 30,
Nine Months Ended

September 30,
2022 2021 2022 2021
Net income $
5,558
$
6,593
$
15,707
$
15,427
Other comprehensive income (loss):

Unrealized gain (loss) on investment securities
(11,679)
1,210
(57,577)
(4,627)
Amortization of net unrealized gains on securities

transferred from
available-for-sale to held-to-maturity
(52)
43
(177)
43
Reclassification adjustment for loss (gain) included in

net income
558
70
540
(179)
Tax effect
2,832
(324)
14,528
1,167
Total other comprehensive income (loss), net of tax
(8,341)
999
(42,686)
(3,596)
Total comprehensive (loss) income

$
(2,783)
$
7,592
$
(26,979)
$
11,831
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity - Unaudited
(Dollars in thousands,

except per share data)
Preferred Stock Common Stock
Additional Paid-in
Capital on
Common Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Income (Loss) Shares Par Value Shares Par Value
Total
Stockholders'
Equity
Balance at July 1, 2022 - $ -
20,000,753
$
20,001
$
311,024
$
(114,096)
$
(36,861)
$
180,068
Net income - - - - -
5,558
-
5,558
Other comprehensive loss - - - - - -
(8,341)
(8,341)
Stock-based compensation - - - -
132
- -
132
Balance at September 30, 2022 - $ -
20,000,753
$
20,001
$
311,156
$
(108,538)
$
(45,202)
$
177,417
Balance at July 1, 2021
12,343,379
$
24,616
10,010,521
$
10,010
$
177,852
$
(46,362)
$
186
$
166,302
Net income - - - - -
6,593
-
6,593
Other comprehensive income - - - - - -
999
999
Dividends - preferred stock - - - - -
(542)
-
(542)
Issuance of Class A common stock,

net of offering
costs of $
6,048
- -
4,600,000
4,600
35,352
- -
39,952
Exchange of preferred sock
(11,109,025)
(22,154)
10,278,072
10,279
92,503
(80,628)
- -
Redemption of preferred stock
(1,234,354)
(2,462)
- - -
(8,958)
-
(11,420)
Stock-based compensation - - - -
34
- -
34
Balance at September 30, 2021
-
$ -
24,888,593
$
24,889
$
305,741
$
(129,897)
$
1,185
$
201,918
Preferred Stock Common Stock
Additional Paid-
in Capital on
Common Stock
Accumulated
Deficit
Accumulated
Other
Comprehensive
Income (Loss) Shares Par Value Shares Par Value
Total
Stockholders'
Equity
Balance at January 1, 2022 - $ -
19,991,753
$
19,992
$
310,666
$
(124,245)
$
(2,516)
$
203,897
Net income - - - - -
15,707
-
15,707
Other comprehensive loss - - - - - -
(42,686)
(42,686)
Exercise of stock options - -
9,000
9
93
- -
102
Stock-based compensation - - - -
397
- -
397
Balance at September 30, 2022 - $ -
20,000,753
$
20,001
$
311,156
$
(108,538)
$
(45,202)
$
177,417
Balance at January 1, 2021
12,350,879
$
32,077
25,568,147
$
25,568
$
162,197
$
(53,622)
$
4,781
$
171,001
Reverse stock split 1 for 5 Common A - -
(15,557,626)
(15,558)
15,558
- -
$

-
Adjusted balance at January 1, 2021
12,350,879
32,077
10,010,521
10,010
177,755
(53,622)
4,781
171,001
Net income - - - - -
15,427
-
15,427
Other comprehensive income - - - - - -
(3,596)
(3,596)
Dividends - preferred stock - - - - -
(2,077)
-
(2,077)
Issuance of Class A common stock,

net of offering
costs of $
6,048
- -
4,600,000
4,600
35,352
- -
39,952
Exchange of preferred sock
(11,109,025)
(22,154)
10,278,072
10,279
92,503
(80,628)
- -
Redemption of preferred stock
(1,241,854)
(9,923)
- - -
(8,997)
-
(18,920)
Stock-based compensation - - - -
131
- -
131
Balance at September 30, 2021
-
$ -
24,888,593
$
24,889
$
305,741
$
(129,897)
$
1,185
$
201,918
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Nine Months Ended September 30,
2022 2021
Cash flows from operating activities:
Net income

$
15,707
$
15,427
Adjustments to reconcile net income

to net cash provided by operating activities:

Provision for credit losses

1,615
(160)
Depreciation and amortization
530
844
Amortization of premiums on securities, net
412
402
Accretion of deferred loan fees, net
(1,364)
(2,893)
Stock-based compensation
397
131
Loss (gain) on sale of available for sale securities
540
(179)
Gain on sale of loans held for sale
(686)
(1,519)
Increase in cash surrender value of bank owned

life insurance
(794)
(499)
Decrease in deferred tax assets
5,529
4,849
Net change in operating assets and liabilities:

Accrued interest receivable
(593)
(530)
Other assets
(4,163)
(2,724)
Accrued interest and other liabilities
14,432
10,499
Net cash provided by operating activities
31,562
23,648

Cash flows from investing activities:

Purchase of investment securities held

to maturity
(2,432)
(31,919)
Proceeds from maturities and pay-downs of investment

securities held to maturity
9,689
645
Purchase of investment securities available

for sale

(49,808)
(158,333)
Proceeds from maturities and pay-downs of investment

securities available for sale
35,502
41,966
Proceeds from sales of investment securities

available for sale
45,647
48,939
Net increase in loans held for investment
(177,916)
(55,451)
Purchase of loans held for investment
(70,175)
(93,677)
Additions to premises and equipment
(175)
(314)
Proceeds from the sale of loans held for sale
8,641
15,606
Proceeds from the redemption of Federal

Home Loan Bank stock
2,250
611
Purchase of Federal Home Loan Bank stock
(2,052)
-
Net cash used in investment activities
(200,829)
(231,927)
Cash flows from financing activities:
Proceeds from issuance of Class A common

stock, net
102
39,952
Dividends paid -
(2,077)
Redemption of Preferred stock Class C -
(5,275)
Redemption of Preferred stock Class D -
(6,145)
Redemption of Preferred stock Class E -
(7,500)
Net increase in deposits
206,263
211,187
Proceeds from Federal Home Loan Bank advances
60,000
-
Repayments on Federal Home Loan Bank advances
(70,000)
-
Net cash provided by financing activities
196,365
230,142

Net increase in cash and cash equivalents
27,098
21,863
Cash and cash equivalents at beginning

of period
46,228
47,734
Cash and cash equivalents at end of period $
73,326
$
69,597

Supplemental disclosure of cash flow

information:

Interest paid $
3,675
$
3,329

Supplemental schedule of non-cash investing

and financing activities:

Transfer of loans held for investment to loans held

for sale
$
7,955
$
14,087
Transfer of investment securities from available-for-sale

to held-to-maturity
$
74,444
$
68,667
Transfer of premises and equipment to assets held

for sale
$ - $
652
Lease liability arising from obtaining right-of-use

assets
$
1,550
$ 666
Exchange of Preferred stock Class C for

Class A common stock
$ - $
47,473
Exchange of Preferred stock Class D for

Class A common stock
$ - $
55,308
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
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

centers located
in South Florida.
During the year ended December 31,

2021, the Bank completed an initial

public offering (“IPO”) and

its Class A voting
common shares began

trading on the

Nasdaq Stock

Market in July

2021. In December

2021, the Bank

exchanged all the
outstanding

shares

of

Class

B

non-voting

common

stock

for

shares

of

Class

A

voting

common

stock

on

a

one

to

five
exchange. Shortly thereafter,

the Company acquired all issued and

outstanding shares of Class A voting

common stock of
the Bank

in connection with

the reorganization

of the

Bank into

the holding company

form of

structure.

For further information
on the IPO and the exchange and redemption of shares

,

see Note 8 “Stockholders’ Equity”.
The Company’s

Consolidated Financial

Statements consist

of USCB

Financial Holdings,

Inc. and

U.S. Century

Bank
as of

September 30, 2022 and

December 31, 2021 and for

the three and

nine months ended

September 30, 2022 compared
to only U.S. Century Bank as of September 30, 2021

and for the three and nine months ended September

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

Q3 2022 Form 10-Q
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

thousands):
September 30, 2022
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
10,400
$
-
$
(1,372)
$
9,028
Collateralized mortgage obligations
121,760
-
(21,712)
100,048
Mortgage-backed securities - residential
92,649
-
(15,942)
76,707
Mortgage-backed securities - commercial
30,818
-
(3,883)
26,935
Municipal securities
25,104
-
(6,475)
18,629
Bank subordinated debt securities
14,503
28
(969)
13,562
Corporate bonds
4,039
-
(377)
3,662
$
299,273
$
28
$
(50,730)
$
248,571
Held-to-maturity:

U.S. Government Agency
$
45,243
$
-
$
(5,804)
$
39,439
Collateralized mortgage obligations
70,424
-
(6,773)
63,651
Mortgage-backed securities - residential
40,574
-
(4,844)
35,730
Mortgage-backed securities - commercial
11,483
-
(516)
10,967
Corporate bonds
11,141
-
(1,189)
9,952
$
178,865
$ - $
(19,126)
$
159,739

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
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
-
(1,021)
43,799
Mortgage-backed securities - residential
26,920
-
(568)
26,352
Mortgage-backed securities - commercial
3,103
-
(90)
3,013
Corporate bonds
13,310
-
(221)
13,089
$
122,658
$
14
$
(2,515)
$
120,157
During the

quarter ended

September 30, 2022

and year

ended December 31,

2021, the

Company transferred,

at fair
value, $
63.8

million and $
68.7

million, respectively, of securities from available-for-sale (“AFS”) to held-to-maturity (“HTM”).
The

related

net

unrealized

losses

of

$
10.6

million

and

net

unrealized

gains

of

$
1.1

million,

respectively,

remained

in
accumulated

other

comprehensive

income

(“AOCI”)

and

are

being

amortized

over

the

remaining

life

of

the

transferred
securities.
No

gains or losses were recognized to income at the transfer

date.
Gains and losses on

the sale of securities are

recorded on the trade date

and are determined on a

specific identification
basis. The following table presents the proceeds, realized

gross gains and realized gross losses on sales and

calls of AFS
debt securities for the three and nine months ended September

30, 2022 and 2021 (in thousands):
Three Months Ended September 30, Nine Months Ended September 30,
Available-for-sale: 2022 2021 2022 2021
Proceeds from sale and call of securities
$
13,809
$
5,674
$
45,647
$
48,939
Gross gains
$
2
$
72
$
218
$
510
Gross losses
(560)
(142)
(758)
(331)
Net realized gain (loss)
$
(558)
$
(70)
$
(540)
$
179
The amortized

cost

and

fair

value of

investment

securities,

by contractual

maturity,

are shown

below

as of

the date
indicated (in thousands).

Actual maturities may

differ from contractual

maturities because borrowers

may have the right

to
call or prepay

obligations with or

without call or

prepayment penalties. Securities not

due at a

single maturity date are

shown
separately.

Available-for-sale Held-to-maturity
September 30, 2022:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$ - $ - $
1,522
$
1,472
Due after one year through five years
4,039
3,662
9,619
8,480
Due after five years through ten years
15,503
14,362
- -
Due after ten years
24,104
17,829
- -
U.S. Government Agency
10,400
9,028
45,243
39,439
Collateralized mortgage obligations
121,760
100,048
70,424
63,651
Mortgage-backed securities - residential

92,649
76,707
40,574
35,730
Mortgage-backed securities - commercial

30,818
26,935
11,483
10,967
$
299,273
$
248,571
$
178,865
$
159,739

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
At September 30,

2022, there

were
no

securities held

in the

portfolio from

any one

issuer,

in an

amount greater

than
10% of total stockholders’

equity other than the United States Government and

Government Agencies. All the collateralized
mortgage

obligations

and

mortgage-backed

securities

are

issued

by

United

States

sponsored

entities

at

September 30,
2022 and December 31, 2021.
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):
September 30, 2022
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
27,684
$
(3,810)
$
20,784
$
(4,726)
$
48,468
$
(8,536)
Collateralized mortgage obligations
58,660
(9,750)
105,038
(23,488)
163,698
(33,238)
Mortgage-backed securities - residential
38,911
(6,510)
73,524
(17,019)
112,435
(23,529)
Mortgage-backed securities - commercial
21,508
(2,715)
16,395
(3,194)
37,903
(5,909)
Municipal securities

800
(200)
17,829
(6,275)
18,629
(6,475)
Bank subordinated debt securities
12,533
(970)
- -
12,533
(970)
Corporate bonds
13,614
(1,045)
- -
13,614
(1,045)
$
173,710
$
(25,000)
$
233,570
$
(54,702)
$
407,280
$
(79,702)
December 31, 2021
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency $
25,951
$
(254)
$
15,477
$
(516)
$
41,428
$
(770)
Collateralized mortgage obligations
155,668
(3,223)
38,459
(1,497)
194,127
(4,720)
Mortgage-backed securities - residential
88,772
(1,178)
37,373
(1,274)
126,145
(2,452)
Mortgage-backed securities - commercial
25,289
(318)
7,507
(309)
32,796
(627)
Municipal securities

11,292
(395)
11,978
(499)
23,270
(894)
Bank subordinated debt securities
4,487
(13)
- -
4,487
(13)
$
311,459
$
(5,381)
$
110,794
$
(4,095)
$
422,253
$
(9,476)
As of

September 30,

2022,

the unrealized

losses

associated

with

$
116.2

million

of investment

securities

transferred
from

the

AFS

portfolio

to

the

HTM

portfolio

represent

unrealized

losses

since

the

date

of

purchase,

independent

of

the
impact associated with changes in the cost basis of the

securities upon transfer between portfolios.
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

be at

maturity,

and it is

more likely than

not that the

Company will

not be
required to sell the securities before maturity.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Pledged Securities
The Company

maintains a

master repurchase

agreement with

a public

banking institution

for up

to $
20.0

million fully
guaranteed with investment

securities upon withdrawal.

Any amounts borrowed

would be at a

variable interest rate

based
on prevailing rates

at the time

funding is

requested. As

of September 30,

2022, the

Company did
no
t have

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
As of September 30,

2022, the Company

had a total of

$
141.7

million in deposits

under the public funds

program and
pledged

to

the

State

of

Florida

for

these

public

funds

were
seventeen

corporate

bonds

with

an

aggregate

fair

value

of
$
39.1

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

September 30, 2022 December 31, 2021
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
186,551
13.0
% $
201,359
16.9
%
Commercial Real Estate
928,531
64.9
%
704,988
59.2
%
Commercial and Industrial
121,145
8.5
%
146,592
12.3
%
Foreign Banks
94,450
6.6
%
59,491
5.0
%
Consumer and Other

100,845
7.0
%
79,229
6.6
%
Total

gross loans
1,431,522
100.0
%
1,191,659
100.0
%
Less: Deferred fees (cost)
9

1,578
Total

loans net of deferred fees (cost)
1,431,513
1,190,081
Less: Allowance for credit losses
16,604
15,057
Total

net loans
$
1,414,909
$
1,175,024
At September 30,

2022 and

December 31, 2021,

the Company

had $
253.9

million and $
185.1

million respectively,

of
commercial

real estate and residential

mortgage loans pledged as

collateral for lines of

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

The Company had PPP loans totaling $
1.4

million at
September 30, 2022

and $
42.4

million at

December 31, 2021,

which are

categorized as

commercial and

industrial loans.
These PPP loans had deferred loan fees of $
19

thousand at September 30, 2022 and $
1.5

million at December 31, 2021.
The Company

recognized $
1.6

million and

$
3.5

million in

PPP loan

fees and

interest income

during the

nine months
ended September 30, 2022

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

Q3 2022 Form 10-Q
Changes in

the allowance

for credit

losses for

the three

and nine

months ended

September 30, 2022

and 2021

were
as follows (in thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
Three Months Ended September 30, 2022
Beginning balance
$
2,366
$
9,290
$
2,671
$
651
$
808
$
15,786
Provision for credit losses
(1,009)
695
1,126
74
24
910
Recoveries
1
- - - -
1
Charge-offs
- -
(88)
-
(5)
(93)
Ending Balance

$
1,358
$
9,985
$
3,709
$
725
$
827
$
16,604

Nine Months Ended September 30, 2022

Beginning balance
$
2,498
$
8,758
$
2,775
$
457
$
569
$
15,057
Provision for credit losses
(1,157)
1,227
1,011
268
266
1,615
Recoveries
33
-
11
-
3
47
Charge-offs
(16)
-
(88)
-
(11)
(115)
Ending Balance

$
1,358
$
9,985
$
3,709
$
725
$
827
$
16,604
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
Three Months Ended September 30, 2021
Beginning balance
$
2,540
$
8,752
$
2,467
$
554
$
535
$
14,848
Provision for credit losses
(787)
719
277
(29)
(180)
-
Recoveries
48
-
3
-
3
54
Charge-offs
- - - -
(2)
(2)
Ending Balance

$
1,801
$
9,471
$
2,747
$
525
$
356
$
14,900

Nine Months Ended September 30, 2021

Beginning balance
$
3,408
$
9,453
$
1,689
$
348
$
188
$
15,086
Provision for credit losses
(1,434)
18
904
177
175
(160)
Recoveries
56
-
154
-
5
215
Charge-offs
(229)
- - -
(12)
(241)
Ending Balance

$
1,801
$
9,471
$
2,747
$
525
$
356
$
14,900

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Allowance for

credit losses

and the

outstanding balances

in the

specified

loan categories

as of

September 30,

2022
and December 31, 2021 are as follows (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
September 30, 2022:
Allowance for credit losses:
Individually evaluated for impairment
$
160
$ - $
48
$ - $
101
$
309
Collectively evaluated for impairment
1,198
9,985
3,661
725
726
16,295
Balances, end of period
$
1,358
$
9,985
$
3,709
$
725
$
827
$
16,604

Loans:

Individually evaluated for impairment
$
7,257
$
586
$
92
$ - $
203
$
8,138
Collectively evaluated for impairment
179,294
927,945
121,053
94,450
100,642
1,423,384
Balances, end of period
$
186,551
$
928,531
$
121,145
$
94,450
$
100,845
$
1,431,522

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

Q3 2022 Form 10-Q
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
As of September 30, 2022
Pass
Special
Mention Substandard Doubtful Total Loans
Residential real estate:
Home equity line of credit and other
$
723
$ - $ - $ - $
723
1-4 family residential
129,240
- - -
129,240
Condo residential
56,588
- - -
56,588
186,551
- - -
186,551
Commercial real estate:

Land and construction
35,977
- - -
35,977
Multi-family residential
155,018
- - -
155,018
Condo commercial
55,451
-
400
-
55,851
Commercial property
681,685
- - -
681,685
928,131
-
400
-
928,531
Commercial and industrial:
(1)

Secured
115,444
-
339
-
115,783
Unsecured
5,362
- - -
5,362
120,806
-
339
-
121,145

Foreign banks
94,450
- - -
94,450
Consumer and other loans
100,642
-
203
-
100,845

Total
$
1,430,580
$ - $
942
$ - $
1,431,522
(1)

All outstanding PPP loans were internally graded

pass.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
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

Q3 2022 Form 10-Q
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The following

tables include

an aging

analysis of

accruing loans

and total

non-accruing

loans as

of September 30,

2022
and December 31, 2021 (in thousands):
Accruing
As of September 30, 2022: Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
723
$ -

$ - $
723
$ - $
723
1-4 family residential
128,703
537
-
129,240
-
129,240
Condo residential
55,911
677
-
56,588
-
56,588
185,337
1,214
-
186,551
-
186,551
Commercial real estate:

-

Land and construction
35,977
- -
35,977
-
35,977
Multi-family residential
155,018
- -
155,018
-
155,018
Condo commercial
55,851
- -
55,851
-
55,851
Commercial property
679,058
2,627
-
681,685
-
681,685
925,904
2,627
-
928,531
-
928,531
Commercial and industrial:

-

Secured
115,783
- -
115,783
-
115,783
Unsecured
4,324
1,038
-
5,362
-
5,362
120,107
1,038
-
121,145
-
121,145

Foreign banks
94,450
- -
94,450
-
94,450
Consumer and other
100,845
- -
100,845
-
100,845

Total
$
1,426,643
$
4,879
$ - $
1,431,522
$ - $
1,431,522

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Accruing
As of December 31, 2021: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
701
$ - $ - $
701
$ - $
701
1-4 family residential
133,942
289
-
134,231
1,190
135,421
Condo residential
64,243
994
-
65,237
-
65,237
198,886
1,283
-
200,169
1,190
201,359
Commercial real estate:

Land and construction
24,581
- -
24,581
-
24,581
Multi-family residential
127,053
436
-
127,489
-
127,489
Condo commercial
42,400
- -
42,400
-
42,400
Commercial property
510,411
- -
510,411
-
510,411
Leasehold improvements
107
- -
107
-
107
704,552
436
-
704,988
-
704,988
Commercial and industrial:

Secured
98,141
- -
98,141
-
98,141
Unsecured
48,041
410
-
48,451
-
48,451
146,182
410
-
146,592
-
146,592

Foreign banks
59,491
- -
59,491
-
59,491
Consumer and other
78,969
260
-
79,229
-
79,229

Total
$
1,188,080
$
2,389
$ - $
1,190,469
$
1,190
$
1,191,659
There was
no

interest income recognized

attributable to nonaccrual

loans outstanding during

the three months

ended
September 30, 2022 and 2021. Interest income on these loans for the three months ended September 30, 2022 and 2021,
would

have

been

approximately

$
0

and

$
1

thousand,

respectively,

had

these

loans

performed

in

accordance

with

their
original terms.

Impaired Loans
The following table includes

the unpaid principal balances

for impaired loans with

the associated allowance amount,

if
applicable, on the basis of impairment methodology at

the dates indicated (in thousands):
September 30, 2022 December 31, 2021
Unpaid
Principal
Balance
Net
Investment
Balance
Valuation
Allowance
Unpaid
Principal
Balance
Net
Investment
Balance
Valuation
Allowance
Impaired Loans with No Specific Allowance:
Residential real estate
$
3,574
$
3,567
$ - $
5,021
$
5,035
$ -
Commercial real estate
586
586
-
696
695
-
4,160
4,153
-
5,717
5,730
-
Impaired Loans with Specific Allowance:

Residential real estate
3,683
3,653
160
3,985
3,950
178
Commercial and industrial
92
92
48
141
141
71
Consumer and other
203
203
101
224
224
111
3,978
3,948
309
4,350
4,315
360
Total
$
8,138
$
8,101
$
309
$
10,067
$
10,045
$
360
Net investment balance is the unpaid principal balance

of the loan adjusted for the remaining net deferred loan

fees.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
The following

table presents

the average

recorded

investment

balance

on impaired

loans for

the dates

indicated

(in
thousands):
Three Months Ended September 30, Nine Months Ended September 30,
2022 2021 2022 2021
Residential real estate
$
7,282
$
7,980
$
7,732
$
8,738
Commercial real estate
590
709
619
611
Commercial and industrial
95
177
116
187
Consumer and other
207
248
214
262
Total
$
8,174
$
9,114
$
8,681
$
9,798
Interest

income

recognized

on

impaired

loans

for

the

three

months

ended

September 30,

2022

and

2021

was
$
90

thousand and $
99

thousand, respectively.
Interest

income

recognized

on

impaired

loans

for

the

nine

months

ended

September 30,

2022

and

2021

was
$
271

thousand and $
313

thousand, respectively.
Troubled Debt Restructuring

s
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

The following table presents performing and non-performing

TDR loans at the dates indicated (in thousands):
September 30, 2022 December 31, 2021
Accrual Status
Non-Accrual
Status Total TDRs Accrual Status
Non-Accrual
Status Total TDRs
Residential real estate
$
7,257
$ - $
7,257
$
7,815
$ - $
7,815
Commercial real estate
586
-
586
696
-
696
Commercial and industrial
92
-
92
141
-
141
Consumer and other

203
-
203
224
-
224
Total
$
8,138
$ - $
8,138
$
8,876
$ - $
8,876
The Company had allocated $
309

thousand and $
360

thousand of specific allowance for

TDR loans at September 30,
2022 and

December 31,

2021, respectively.

There were
no

charge-offs

on TDR

loans during

the three

and nine

months
ended September

30, 2022

and 2021.

There were
no

commitments

outstanding to

lend additional

funds to

any of

these
TDR loan customers as of September 30, 2022.
During the

quarter ended

September 30, 2022

and 2021,

there were
no

defaults on

loans which

were modified

as a
TDR within

the prior

12 months.

The Company

also did
no
t have

any new

TDR

loans during

the three

and nine

months
ended September 30, 2022 and 2021.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
4.

INCOME TAXES

The Company’s provision for income taxes is presented

in the following table for the dates indicated (in thousands):
Nine Months Ended September 30,
2022 2021
Current:
Federal
$ - $ -
State
- -
Total

current
- -
Deferred:
Federal
4,342
3,962
State
1,187
887
Total

deferred
5,529
4,849
Total

tax expense
$
5,529
$
4,849
The actual income tax expense for the nine months

ended September 30, 2022 and 2021 differs

from the statutory tax
expense

for the

period (computed

by applying

the

U.S.

federal

corporate

tax rate

of
21
%

for

2022

and

2021 to

income
before provision for income taxes) as follows (in thousands):
Nine Months Ended September 30,
2022 2021
Federal taxes at statutory rate
$
4,460
$
4,258
State income taxes, net of federal tax benefit
923
710
Bank owned life insurance
(202)
(122)
Other, net
348
3
Total

tax expense
$
5,529
$
4,849
The Company’s deferred tax assets and deferred

tax liabilities as of the dates indicated were (in thousands):
September 30, 2022 December 31, 2021
Deferred tax assets:
Net operating loss
$
23,580
$
28,819
Allowance for credit losses
4,208
3,816
Lease liability
3,418
3,595
Unrealized losses on available for sale securities
15,345
817
Deferred loan fees
2
400
Depreciable property
146
361
Stock option compensation
332
241
Accruals
467
600
Other, net
22
2
Deferred tax assets:
47,520
38,651
Deferred tax liability:
Lease right of use asset
(3,418)
(3,595)
Deferred expenses
(174)
(127)
Deferred tax liability
(3,592)
(3,722)
Net deferred tax assets
$
43,928
$
34,929
The Company

has approximately

$
89.1

million of

federal and

$
111.9

million of

state net

operating loss

carryforwards
expiring in various amounts between

2031 and 2036 and which are

limited to offset, to the

extent permitted, future taxable
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

Q3 2022 Form 10-Q
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

September 30, 2022 and

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
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022 December 31, 2021
Commitments to grant loans and unfunded lines of credit
$
119,830
$
134,877
Standby and commercial letters of credit
5,413
6,420
Total
$
125,243
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
Standby

and

commercial

letters

of

credit

are

conditional

commitments

issued

by

the

Company

to

guarantee

the
performance of a

customer to

a third

party. Those letters of

credit are

primarily issued to

support public and

private borrowing
arrangements. Essentially all letters of credit have fixed maturity dates and since many of them expire without being drawn
upon, they do not generally present a significant liquidity

risk to the Company.
6.

DERIVATIVES

The Company utilizes interest rate swap agreements

as part of its asset liability management strategy

to help manage
its interest rate risk exposure

.

The notional amount of

the interest rate swaps

do not represent actual

amounts exchanged
by the

parties.

The amounts

exchanged

are determined

by reference

to the

notional amount

and the

other

terms

of the
individual interest rate swap agreements.

The Company enters into interest rate swaps with its loan customers. The Company had
16

and
18

interest rate swaps
with

loan

customers

with

an

aggregate

notional

amount

of

$
34.6

million

and

$
39.2

million

at

September 30,

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

Q3 2022 Form 10-Q
The following table reflects the Company’s customer-related

interest rate swaps at the dates indicated (in thousands):

Fair Value
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
September 30, 2022:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
34,635
$
1,260
Other assets/Other liabilities
$
5,254
$
5,254
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

Q3 2022 Form 10-Q
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
The

following

table

represents

the

Company's

assets

and

liabilities

measured

at

fair

value

on

a

recurring

basis

at
September 30, 2022 and December 31, 2021 for each

of the fair value hierarchy levels (in thousands):
September 30, 2022 December 31, 2021
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
9,028
$ - $
9,028
$ - $
10,520
$ - $
10,520
Collateralized mortgage obligations
-
100,048
-
100,048
-
156,829
-
156,829
Mortgage-backed securities - residential

-
76,707
-
76,707
-
118,842
-
118,842
Mortgage-backed securities - commercial
-
26,935
-
26,935
-
50,117
-
50,117
Municipal securities
-
18,629
-
18,629
-
24,276
-
24,276
Bank subordinated debt securities
-
13,562
-
13,562
-
28,408
-
28,408
Corporate bonds
-
3,662
-
3,662
-
12,550
-
12,550
Total
-
248,571
-
248,571
-
401,542
-
401,542
Derivative assets
-
5,254
-
5,254
-
1,434
-
1,434
Total assets at fair value
$ - $
253,825
$ - $
253,825
$ - $
402,976
$ - $
402,976
Derivative liabilities $ - $
5,254
$ - $
5,254
$ - $
1,434
$ - $
1,434
Total liabilities at fair value
$ - $
5,254
$ - $
5,254
$ - $
1,434
$ - $
1,434
Items Measured at Fair Value

on a Non-recurring Basis

Impaired Loans:
At September 30, 2022

and December 31, 2021,

in accordance with

provisions of the

loan impairment
guidance, individual loans with

a carrying amount of approximately

$
4.0

million and $
4.4

million, respectively,

were written
down to

their

fair value

of

approximately

$
3.7

million

and $
4.0

million,

respectively,

resulting

in

an impairment

charge

of
$
309

thousand and

$
360

thousand, respectively,

which was

included in

the allowance

for credit

losses at

September 30,
2022

and

December 31,

2021,

respectively.

Loans

subject

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

Q3 2022 Form 10-Q
The following table represents the Company’s assets measured at fair value on a non-recurring basis

at September 30,
2022 and December 31, 2021 for each of the fair value

hierarchy levels (in thousands):
Level 1 Level 2 Level 3 Total
September 30, 2022:
Impaired loans
$ - $ - $
3,669
$
3,669
December 31, 2021:
Impaired loans
$ - $ - $
3,990
$
3,990
The following table presents

quantified information about

Level 3 fair value

measurements for assets measured

at fair
value on a non-recurring basis at September 30, 2022

and December 31, 2021 (in thousands):
Fair Value Valuation Technique(s) Unobservable Input(s)
September 30, 2022:
Residential real estate
$
3,523
Sales comparison approach Adj. for differences between comparable sales
Commercial and industrial
44
Discounted cash flow Adj. for differences in net operating income expectations
Consumer and other loans
102
Discounted cash flow Adj. for differences in net operating income expectations
Total

impaired loans
$
3,669
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

September 30,

2022

and
December 31, 2021.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments

not carried at fair
value as of September 30, 2022 and December 31, 2021 (in

thousands):
Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
September 30, 2022:
Financial Assets:
Cash and due from banks
$
5,975
$
5,975
$ - $ - $
5,975
Interest-bearing deposits in banks
$
67,351
$
67,351
$ - $ - $
67,351
Investment securities held to maturity
$
178,865
$ - $
159,739
$ - $
159,739
Loans held for investment, net
$
1,414,909
$ - $ - $
1,366,891
$
1,366,891
Accrued interest receivable
$
6,568
$ - $
1,278
$
5,290
$
6,568
Financial Liabilities:
Demand deposits
$
662,808
$
662,808
$ - $ - $
662,808
Money market and savings accounts
$
851,727
$
851,727
$ - $ - $
851,727
Interest-bearing checking accounts
$
63,721
$
63,721
$ - $ - $
63,721
Time deposits
$
218,386
$ - $ - $
212,450
$
212,450
FHLB advances
$
26,000
$ - $
24,505
$ - $
24,505
Accrued interest payable
$
129
$
20
$
30
$
79
$
129
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

stock would also

be paid as if

the Class B common

stock had converted.

The 1 for 5
reverse stock

split resulted

in adjustments

to Consolidated

Balance Sheets,

Consolidated Statements

of Operations,

and
Consolidated Statements of Changes in Stockholders’

Equity.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
In July 2021,

the Bank completed

the IPO of

its Class A

common stock, in

which it issued

and sold
4,600,000

shares
of

Class

A

common

stock

at

a

price

of

$
10.00

per

share.

The

Bank

received

total

net

proceeds

of

$
40.0

million

after
deducting underwriting discounts and expenses.
In December 2021,

the Bank entered

into agreements with

the Class B

shareholders to exchange

all outstanding shares
of Class

B common

stock for

shares of

Class A

common stock

at a

ratio of

one share

of Class

A common

stock for

ever
five shares of

Class B common

stock. As

a result, a

total of
6,121,052

shares of

Class B common

stock were

exchanged
for
1,224,212

shares of Class A common stock.

In December 2021, the

Company acquired all

the issued and outstanding

shares of the Class

A voting common

stock
of the Bank, which at

the time were the only issued

and outstanding shares of the Bank’s capital stock,

in a share exchange
(the “Reorganization”)

effected under

the Florida

Business Corporation

Act. Each

of the outstanding

shares of

the Bank’s
Class A common stock, par value $
1.00

per share, formerly held by its shareholders was converted into and exchanged for one newly

issued share

of the

Company’s

Class A

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

September 30,

2022

and

December 31,

2021,

there

were
no

preferred

shares

outstanding

and
no
outstanding dividends to be paid.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Dividends
The following dividend amounts were paid on the preferred shares for the three and nine months ended September 30,
2022 and 2021 (in thousands):

Three Months Ended
September 30,
Nine Months Ended
September 30,
2022 2021 2022 2021
Preferred stock - Class C: Non-voting, Non-cumulative, Perpetual:
$
1.00

par value; $
1,000

per share liquidation preference; annual
dividend rate of
4
% of liquidation preference paid quarterly. Quarterly
dividend of $
10.00

per share.
$ - $
440
$ - $
1,494
Preferred stock - Class D: Non-voting, Non-cumulative, Perpetual:
$
1.00

par value; $
5.00

per share liquidation preference; annual
dividend rate of
4
% of par value paid quarterly. Quarterly dividend of
$
0.01

per share.
-
102
-
348
Preferred stock - Class E: Non-voting, Partially Cumulative,
Perpetual: $
1.00

par value; $
1,000

per share liquidation preference;
annual dividend rate of
7
% of liquidation preference paid quarterly.
Quarterly dividend of $
17.50

per share.
- - -
235
Total

dividends paid
$ - $
542
$ - $
2,077
Declaration of dividends by the Board is required before dividend payments are made.
No

dividends were approved by
the Board for

the common stock classes

for the three

months ended September 30, 2022

and 2021. Additionally, there were
no

dividends declared and unpaid as of September 30,

2022 and 2021.
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

significantly

above

“well-
capitalized”

guidelines.

At

September 30,

2022,

the

total

risk-based

capital

ratios

for

the

Company

and

the

Bank

were
13.65
% and
13.58
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

To

calculate

EPS

for

the

three

and

nine

months

ended

September 30,

2022,

net

income

available

to

common
stockholders was

not allocated between

Class A and

Class B common

stock since

there were
no

issued and outstanding
shares of Class B common stock as of September 30, 2022.
To

calculate

EPS

for

the

three

and

nine

months

ended

September 30,

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
The

following

table

reflects

the

calculation

of

net

income

available

to

common

stockholders

for

the

three

and

nine
months ended September 30, 2022 and 2021 (in thousands):
Three Months Ended
September 30,
Nine Months Ended
September 30,
2022 2021 2022 2021
Net Income
$
5,558
$
6,593
$
15,707
$
15,427
Less: Preferred stock dividends

-
542
-
2,077
Less: Exchange and redemption of preferred shares
-
89,585
-
89,585
Net income (loss) available to common stockholders
$
5,558
$
(83,534)
$
15,707
$
(76,235)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
The following table reflects the calculation of basic and diluted earnings per common share class for the three and nine months ended September 30, 2022 and 2021 (in thousands,

except per share amounts):
Three Months Ended September 30,
2022 2021
Class A
Class B

Class A Class B
(1)
Basic EPS
Numerator:
Net income (loss) available to common shares before allocation $
5,558
$ - $
(83,534)
$
(83,534)
Multiply: % allocated on weighted avg. shares outstanding
100.0%
-
92.5%
7.5%
Net income (loss) available to common shares after allocation $
5,558
$ - $
(77,278)
$
(6,256)
Denominator:
Weighted average shares outstanding
20,000,753
-
15,121,460
6,121,052
Earnings (loss) per share, basic $
0.28
$ - $
(5.11)
$
(1.02)
Diluted EPS
Numerator:
Net income (loss) available to common shares before allocation $
5,558
$ - $
(83,534)
$
(83,534)
Multiply: % allocated on weighted avg. shares outstanding
100.0%
-
92.5%
7.5%
Net income (loss) available to common shares after allocation $
5,558
$ - $
(77,278)
$
(6,256)
Denominator:
Weighted average shares outstanding for basic EPS
20,000,753
-
15,121,460
6,121,052
Add: Dilutive effects of assumed exercises of stock options
147,455
- - -
Weighted avg. shares including dilutive potential common shares
20,148,208
-
15,121,460
6,121,052
Earnings (loss) per share, diluted $
0.28
$ - $
(5.11)
$
(1.02)
Anti-dilutive stock options excluded from diluted EPS
15,000
-
95,602
-
(1)

Net loss available to common shares between Class

A and Class B common stock was allocated based

on the weighted average number of shares
outstanding. The allocation also assumes that

Class B shares had converted to Class

A shares which is equivalent to
0.20

per share of Class B or
1,224,212

shares of Class A shares.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Nine Months Ended September 30,
2022 2021
Class A
Class B

Class A Class B
(1)
Basic EPS
Numerator:
Net income (loss) available to common shares before allocation
$
15,707
$ - $
(76,235)
$
(76,235)
Multiply: % allocated on weighted avg. shares outstanding
100.0%
-
86.2%
$
13.8%
Net income (loss) available to common shares after allocation
$
15,707
$ - $
(65,747)
$
(10,488)
Denominator:
Weighted average shares outstanding
19,998,841
-
7,674,609
6,121,052
Earnings (loss) per share, basic
$
0.79
$ - $
(8.57)
$
(1.71)
Diluted EPS
Numerator:
Net income (loss) available to common shares before allocation
$
15,707
$ - $
76,235
$
76,235
Multiply: % allocated on weighted avg. shares outstanding
100.0%
-
86.2%
13.8%
Net income (loss) available to common shares after allocation
$
15,707
$ - $
(65,747)
$
(10,488)
Denominator:
Weighted average shares outstanding for basic EPS
19,998,841
-
7,674,609
6,121,052
Add: Dilutive effects of assumed exercises of stock options
179,248
-
-
-
Weighted avg. shares including dilutive potential common shares
20,178,089
-
7,674,609
6,121,052
Earnings (loss) per share, diluted
$
0.78
$ - $
(8.57)
$
(1.71)
Anti-dilutive stock options excluded from diluted EPS
15,000
-
168,709
-
(1)

Net loss available to common shares between Class

A and Class B common stock was allocated based

on the weighted average number of shares
outstanding. The allocation also assumes that

Class B shares had converted to Class

A shares which is equivalent to
0.20

per share of Class B or
1,224,212

shares of Class A shares.
See Note 8 “Stockholders’ Equity” for further discussion

of the reverse stock split effected in 2021.
10.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise in

the ordinary

course of

business. In

the opinion

of
management, none

of these

actions, either

individually or

in the aggregate,

is expected

to have

a material

adverse effect
on the Company’s Consolidated Financial Statements.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The

following

discussion

and

analysis

is

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition

and

results

of

operations

of the

Company

and the

Bank,

its wholly

owned subsidiary,

for

the quarter

and nine
months ended

September 30, 2022. This

discussion and analysis

is best

read in

conjunction with

the unaudited consolidated
financial

statements

and

related

footnotes

included

in

this

quarterly

report

on

Form

10-Q

and

the

audited

consolidated
financial statements

and related

footnotes

included in

the Annual

Report filed

on the

Form 10-K

(“2021 form

10-K”) filed
with the Securities and Exchange Commission (“SEC”) for

the year ended December 31, 2021.
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

(“Form 10-Q”) contains

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
•

continuing high

levels of

inflation, changes

in market

interest rates,

the unemployment

rate, as

well as

monetary
fluctuations, in particular in reaction to inflation and changes in interest rates
•

increased competition and its effect on the pricing

of our products and services as well as our margin;

•

the effectiveness of our risk management strategies, including operational risks, including, but not limited to, client, employee, or third-party fraud and security breaches; and

•

other risks described in this Form 10-Q, the 2021 Form

10-K and other filings we make with the SEC.
All

forward-looking

statements

are

necessarily

only

estimates

of

future

results,

and

there

can

be

no

assurance

that
actual results will

not differ

materially from expectations.

Therefore, you are

cautioned not to

place undue reliance

on any
forward-looking statements.

Further,

forward-looking statements

included in

this Form

10-Q are

made only

as of the

date

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
hereof, and we undertake

no obligation to update

or revise any forward-looking

statement to reflect events

or circumstances
occurring after the date

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

Deposit Insurance Corporation (“FDIC”).
Non-GAAP Financial Measures
This Form 10-Q

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

directly comparable
GAAP

measures

can

be

found

in

the

section

“Reconciliation

and

Management

Explanation

of

Non-GAAP

Financial
Measures” included in this Form 10-Q.
Overview
The Company,

the holding company of

the Bank, reported

net income of

$5.6 million or

$0.28 per diluted

share for Class
A common stock for the three

months ended September 30,

2022, compared with

net income of $6.6

million or $5.11 loss
and $1.02

loss per

diluted

share for

Class A and

Class B

common stock,

respectively, for

the same

period in

2021. The
losses per share for the Class

A and Class

B common stock for the quarter ended September 30, 2021 reflected the effects of the exchange and redemption

of the Bank’s preferred

shares. In December 2021,

the Company agreed to

exchange all
the outstanding

shares

of Class

B common

stock for

Class A common

stock at

a ratio

of one

share of

Class A common
stock for

each five shares

of Class B

common stock. As

of September 30,

2022 and

December 31, 2021,

the Company’s
only class of securities issued and outstanding was Class A common stock.
During the

first quarter

of 2022,

the Board

of Directors

(the “Board”)

approved a

share repurchase

program of

up to
750,000 shares of Class A common stock.

Under the repurchase program,

the Company may

purchase shares of Class A
common stock

on a

discretionary basis

from time

to time. As

of September 30,

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
Unless

otherwise

stated,

all

period

comparisons

in

the

bullet

points

below

are

calculated

for

the

quarter

ended
September 30, 2022 compared to the quarter ended September

30, 2021 and annualized where appropriate:
•

Net

interest

income

increased

$3.3

million

or

24.5%

to

$16.8 million

from

$13.5

million

for

the

quarter

ended
September 30, 2021.
•

Net interest margin (“NIM”) increased to 3.47% from 3.19%

for the third quarter of 2021.

•

Total assets exceeded $2.0 billion, an increase of $183

.5 million or 9.9%, compared to December 31, 2021.

•

Total loans grew to $1.4 billion, an increase of $241.4 million or 20.3%, compared to December 31, 2021.

•

Total deposits increased $206.3 million or 13.0% to $1.8

billion from $1.6 billion at December 31, 2021.

•

Annualized return on average assets was 1.09% compared

to 1.50% at September 30, 2021.
•

Annualized return on average stockholders’ equity was 11.90% compared to

13.41% at September 30, 2021.
•

The

allowance

for

credit

losses

to

total

loans

ratio

decreased

to

1.16%

at

September 30,

2022

from

1.27%

at
September 30, 2021.
•

Non-performing loans to total loans was 0.00% at September

30, 2022 and September 30, 2021.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
•

At September 30, 2022, the

total risk-based capital ratio for

the Company and the

Bank was 13.65%

and 13.58%,
respectively.
•

Tangible book

value

per common

share (a

Non-GAAP

financial measure)

was $8.87

as of

September 30,

2022,
compared

to

$10.10

at

September 30,

2021.

The

decline

was

primarily

driven

by

unrealized

security

losses

in
accumulated

other

comprehensive

income

at

September 30,

2022.

See

“Reconciliation

and

Management
Explanation for Non-GAAP Financial Measures” for a reconciliation of this non-GAAP financial measure.
Critical Accounting Policies and Estimates
The

consolidated

financial

statements

are

prepared

based

on

the

application

of

U.S.

GAAP,

the

most

significant

of
which are described in Note 1 “Summary of Significant Accounting Policies” in the Company’s 2021 Form 10-K. To prepare financial

statements

in

conformity

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

The specific component relates
to loans that

are individually classified

as impaired. We

follow a loan

review program to

evaluate the credit

risk existing in
the loan

portfolio. Loans

that have

been identified

as impaired

are reviewed

on a

quarterly basis

to determine

whether a
specific reserve is required. The general component covers non-impaired loans and is based on our specific historical loan
loss experience,

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

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Segment Reporting
Management monitors the revenue streams for all its various

products and services. The identifiable segments are not
material

and

operations

are

managed

and

financial

performance

is

evaluated

on

an

overall

Company-wide

basis.
Accordingly, all

the financial service

operations are

considered by management

to be

aggregated in one

reportable operating
segment.
Results of Operations
General
The following

tables present

selected balance

sheet, income

statement, and

profitability ratios

for the

dates indicated
(in thousands, except ratios):
September 30, 2022 December 31, 2021
Consolidated Balance Sheets:
Total

assets
$ 2,037,453 $ 1,853,939
Total

loans
(1)
$ 1,431,513 $ 1,190,081
Total

deposits
$ 1,796,642 $ 1,590,379
Total

stockholders' equity
$ 177,417 $ 203,897
(1)

Loan amounts include deferred fees/costs.
Three Months Ended September 30, Nine Months Ended September 30,
2022 2021 2022 2021
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 16,774 $ 13,471 $ 46,795 $ 38,420
Total

non-interest income
$ 1,789 $ 4,217 $ 5,351 $ 8,054
Total

non-interest expense
$ 10,132 $ 9,007 $ 29,295 $ 26,358
Net income

$ 5,558 $ 6,593 $ 15,707 $ 15,427
Net income (loss) available to common stockholders
$ 5,558 $ (83,534) $ 15,707 $ (76,235)
Profitability:
Efficiency ratio
54.58% 50.92% 56.18% 56.72%
Net interest margin

3.47% 3.19% 3.36% 3.22%
The Company’s results

of operations

depend substantially on

net interest income

and non-interest income.

Other factors
contributing

to

the

results

of

operations

include

our

provision

for

credit

losses,

non-interest

expenses,

and

provision

for
income taxes.
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Net income decreased

to $5.6 million

for the three

months ended

September 30, 2022

from $6.6

million for the

same
period

in

2021.

Net

income

available

to

common

stockholders

increased

$89.0

million

for

the

three

months

ended
September 30, 2022 compared

to the

same period

in 2021

primarily because the

2021 period

reflected the

effect of

preferred
dividends paid and the $89.6 million exchange and redemption of the Bank’s preferred shares.
Nine months ended September 30, 2022 compared to nine months ended

September 30, 2021

Net income increased to $15.7

million for the nine months

ended September 30, 2022

from $15.4 million for the

same
period in

2021. Net income

available to

common stockholders increased

$91.9 million for

the September 30, 2022

compared
to the same

period in

2021 primarily

because of

an increase

in net interest

income in 2022

and the 2021

period reflected
the effect of preferred dividends paid and the $89.6 million exchange and redemption of the Bank’s preferred shares.
Net Interest Income
Net

interest

income

is

the

difference

between

interest

earned

on

interest-earning

assets

and

interest

incurred

on
interest-bearing liabilities and

is the

primary driver of

core earnings. Interest

income is generated

from interest and

dividends
on

interest-earning

assets,

including

loans,

investment

securities

and

other

short-term

investments.

Interest

expense

is

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
incurred

from

interest

paid

on

interest-bearing

liabilities,

including

interest-bearing

deposits,

FHLB

advances

and

other
borrowings.
To evaluate net

interest income, we

measure and monitor

(i) yields on

loans and other

interest-earning assets, (ii)

the
costs of deposits

and other funding

sources, (iii) net

interest spread, and

(iv) net interest margin.

Net interest spread is

equal
to the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is

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

Q3 2022 Form 10-Q
The following table contains information related

to average balance sheet, average yields

on assets, and average costs
of liabilities for the periods indicated (in thousands):
Three Months Ended September 30,
2022 2021
Average
Balance
(1)
Interest Yield/Rate
(2)

Average
Balance Interest Yield/Rate
(2)
Assets
Interest-earning assets:
Loans
(3)
$ 1,398,761 $ 15,954 4.53% $ 1,144,275 $ 12,538 4.29%
Investment securities
(4)
450,514 2,201 1.94% 399,745 1,858 1.86%
Other interest earnings assets
70,540 322 1.81% 109,639 38 0.14%
Total

interest-earning assets
1,919,815 18,477 3.82% 1,653,659 14,434 3.43%
Non-interest earning assets
106,976

87,764
Total

assets
$ 2,026,791

$ 1,741,423
Liabilities and stockholders' equity

Interest-bearing liabilities:

Interest-bearing checking
$ 66,585 19 0.11% $ 55,621 16 0.11%
Money market and savings accounts
823,521 1,141 0.55% 627,654 501 0.32%
Time deposits
217,023 363 0.66% 229,055 306 0.53%
Total

interest-bearing deposits
1,107,129 1,523 0.55% 912,330 823 0.36%
Borrowings and repurchase agreements
43,935 180 1.63% 36,000 140 1.52%
Total

interest-bearing liabilities
1,151,064 1,703 0.59% 948,330 963 0.40%
Non-interest bearing demand deposits
655,853

564,928
Other non-interest-bearing liabilities
34,586

33,156
Total

liabilities
1,841,503

1,546,414
Stockholders' equity
185,288

195,009
Total

liabilities and stockholders' equity
$ 2,026,791

$ 1,741,423
Net interest income

$ 16,774

$ 13,471
Net interest spread
(5)
3.23% 3.03%
Net interest margin (6)
3.47% 3.19%
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

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Nine Months Ended September 30,
2022 2021
Average
Balance
(1)
Interest Yield/Rate
(2)
Average
Balance
(1)
Interest
Yield/Rate
(2)
Assets
Interest-earning assets:
Loans
(3)
$ 1,302,909 $ 42,989 4.41% $ 1,101,782 $ 35,944 4.30%
Investment securities
(4)
484,489 7,040 1.94% 374,318 5,670 2.02%
Other interest-earnings assets
76,655 474 0.83% 96,561 77 0.11%
Total

interest-earning assets
1,864,053 50,503 3.62% 1,572,661 41,691 3.50%
Non-interest earning assets
105,914 86,407
Total

assets
$ 1,969,967 $ 1,659,068
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing checking
$ 65,798 52 0.11% $ 50,971 45 0.12%
Money market and savings accounts
780,564 2,307 0.40% 601,550 1,572 0.35%
Time deposits
221,504 893 0.54% 237,633 1,239 0.70%
Total

interest-bearing deposits
1,067,866 3,252 0.30% 890,154 2,856 0.43%
Borrowings and repurchase agreements
38,788 456 1.57% 36,000 415 1.52%
Total

interest-bearing liabilities
1,106,654 3,708 0.45% 926,154 3,271 0.47%
Non-interest bearing demand deposits
642,396 528,035
Other non-interest-bearing liabilities
29,608 26,954
Total

liabilities
1,778,658 1,481,143
Stockholders' equity
191,309 177,925
Total

liabilities and stockholders' equity
$ 1,969,967 $ 1,659,068
Net interest income
$ 46,795 $ 38,420
Net interest spread
(5)
3.17% 3.03%
Net interest margin
(6)
3.36% 3.22%
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
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Net interest income before the provision

for credit losses was $16.8 million

for the three months ended

September 30,
2022, an

increase

of

$3.3 million

or

24.5%,

from

$13.5 million

for

the same

period in

2021. This

increase

was

primarily
attributable to higher income from larger loan and investment portfolios combined with an increase in the weighted average
loan yield.

Included with loan interest income are PPP interest and loan fees totaling $145 thousand and $1.1 million for the three
months ended

September 30,

2022 and

2021, respectively

.

PPP loan

fees are

recognized upon

loan forgiveness

by the
SBA.

Net interest margin

increased to 3.47%

for the quarter

ended September 30,

2022 from 3.19%

for the same

period in
2021. This increase was primarily due to the yields

for loans and other interest-earning assets increasing.
Nine Months Ended September 30, 2022 compared to nine months ended

September 30, 2021
Net interest income before the provision for credit losses

was $46.8 million for the nine months

ended September 30, 2022,
an increase of $8.4 million

or 21.8%, from $38.4 million

for the same period in

2021. This increase was

primarily attributable
to higher income from larger loan and investment portfolio

s.
Included with loan interest income are

PPP interest and loan fees totaling $1.6

million and $3.5 million for the

nine months
ended September 30, 2022 and 2021, respectively. PPP loan fees are recognized upon loan forgiveness by the SBA.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Net interest

margin increased to

3.36% at September 30,

2022 from 3.22%

for the

same period in

2021. The

yield on interest
earnings assets increased 12 bps, with a decrease of

2 bps in interest-bearing liability rates.

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

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The

provision

for

credit

loss

was

$910

thousand

for

the

three

months

ended

September 30,

2022

compared

to

no
provision

recorded

for

the

same

period

in

2021.

The

primary

driver

of

the

provision

expense

in

the

2022

period

was
attributable to loan growth.

Nine Months Ended September 30, 2022 compared to nine months ended

September 30, 2021

The provision for

credit loss was

$1.6 million for

the nine months

ended September 30, 2022

compared to a

net recovery
of $160 thousand for the same period in 2021. The primary driver of the provision expense was attribut able to loan growth.
The ACL as a percentage of total loans decreased

to 1.16% at September 30,

2022 compared to 1.27%

at September 30,
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
Three Months Ended September 30, Nine Months Ended September 30,
2022 2021 2022 2021
Service fees
$ 934 $ 856 $ 2,917 $ 2,648
Gain (loss) on sale of securities available for sale, net
(558) (70) (540) 179
Gain on sale of loans held for sale, net
330 532 686 1,519
Loan settlement
- 2,500 161 2,500
Other non-interest income
1,083 399 2,127 1,208
Total

non-interest income
$ 1,789 $ 4,217 $ 5,351 $ 8,054
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Non-interest income

for the

three months

ended September 30,

2022 decreased

$2.4 million

or 57.7%,

compared to
the same period in

2021. This decrease was

primarily driven by a

non-recurring $2.5 million

default interest recovery

from
a prior

lending customer

of the Bank.

The loan

was originated

in 2008

and subsequently

went through

many iterations

of
credit collection. This payment reflects the final payment and settlement of lien judgements against the customer.

Nine Months Ended September 30, 2022 compared to nine months ended

September 30, 2021

Non-interest income for the nine months ended September 30, 2022 decreased $2.7 million or

33.6%, compared to the
same period

in 2021.

This decrease

was primarily

driven by

a non-recurring

$2.5 million

default interest

recovery from

a
prior lending customer of the Bank, as discussed above.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Three Months Ended September 30, Nine Months Ended September 30,
2022 2021 2022 2021
Salaries and employee benefits $ 6,075 $ 5,313 $ 17,863 $ 15,804
Occupancy
1,281 1,192 3,802 3,990
Regulatory assessment and fees
269 317 708 690
Consulting and legal fees
604 357 1,519 915
Network and information technology services
488 358 1,323 1,198
Other operating
1,415 1,470 4,080 3,761
Total

non-interest expense
$ 10,132 $ 9,007 $ 29,295 $ 26,358
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Non-interest expense

for the

three months

ended September 30,

2022 increased

$1.1 million

or 12.5%,

compared to
the same period in 2021. The increase

was primarily driven by higher salaries

and employee benefits expense

due to new
hires and increased salary compensation.
Nine Months Ended September 30, 2022 compared to nine months ended

September 30, 2021

Non-interest expense for the nine months

ended September 30, 2022 increased $2.9 million or

11.1%, compared to the
same period in 2021.

The increase was primarily driven by

higher salaries and employee benefits expense

due to new hires
and increased salary compensation.
Provision for Income Tax
Fluctuations in the effective tax rate reflect the effect of the differences in the inclusion or deductibility of certain income and expenses for

income tax purposes.

Therefore, future

decisions on the

investments we choose

will affect our

effective
tax rate.

The cash

surrender value

of bank-owned

life insurance

policies covering

key employees,

purchasing municipal
bonds, and overall levels of taxable income will be important elements in determining our effective tax rate.
Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Income tax

expense for

the three

months ended

September 30, 2022

decreased to

$2.0 million

from $2.1 million

for
the same period

in 2021. The

effective tax

rate for the

three months

ended September 30,

2022 was

26.1% compared

to
24.1% for the same period in 2021.
Nine Months Ended September 30, 2022 compared to nine months ended

September 30, 2021

Income tax expense for the

nine months ended September 30,

2022 increased to $5.5

million from $4.8 million for

the
same period

in 2021.

The Company’s

effective tax

rate was

26.0% for

the 2022

period compared

to 23.9%

for the

same
period in 2021.
For

a

further

discussion

of

income

taxes,

see

Note

4

“Income

Taxes”

to

the

unaudited

Consolidated

Financial
Statements in this Form 10-Q.
Analysis of Financial Condition
Total

assets at September 30,

2022 were $2.0 billion,

an increase of $183.5

million, or 9.9%, over

total assets of $1.9
billion

at

December 31,

2021.

Total

loans

increased

$241.4

million,

or

20.3%,

to

$1.4

billion

at

September 30,

2022
compared

to

$1.2

billion

at

December 31,

2021.

Total

deposits

increased

by

$206.3

million,

or

13.0%,

to

$1.8

billion

at
September 30, 2022 compared to December 31, 2021.
Investment Securities
The investment portfolio

is used and

managed to provide

liquidity through cash

flows, marketability

and, if necessary,
collateral for

borrowings. The

investment portfolio

is also

used as

a tool

to manage

interest rate

risk and

the Company’s

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
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

investment

guidelines,

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

also

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

and the ALCO

of the Company

to ensure an

appropriate risk and

return profile as

well as for

adherence to the
investment policy.
During the

quarter ended

September 30, 2022

and year

ended December 31,

2021, the

Company transferred,

at fair
value, $63.8 million and $68.7 million, respectively, of securities from available-for-sale (“AFS”) to held-to-maturity (“HTM”).
The

related

net

unrealized

losses

of

$10.6

million

and

net

unrealized

gains

of

$1.1 million,

respectively,

remained

in
accumulated

other

comprehensive

income

(“AOCI”)

and

are

being

amortized

over

the

remaining

life

of

the

transferred
securities. No gains or losses were recognized to income at

transfer date.
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
of September 30,

2022, there

are no

securities

which management

has classified

as OTTI.

For further

discussion

of our
analysis

on

impaired

investment

securities

for

OTTI,

see

Note 2

“Investment

Securities”

to

the

unaudited

Consolidated
Financial Statements in this Form 10-Q.
AFS and

HTM investment

securities decreased

$96.8 million or

18.5% to

$427.4 million at

September 30, 2022

from
$524.2 million

at December

31, 2021.

Investment

securities

decreased

due to

payments received

and

higher unrealized
losses.

Management

reinvested

excess

cash

balances

into

high

credit

quality

investments

to

increase

the

Company’s
profitability

and

modify

the

Company’s

balance

sheet

duration

according

to

the

ALM

policy.

As

of

September 30,

2022,
corporate

bond

securities

with

a

market

value

of

$39.1 million

were

pledged

to

secure

public

deposits.

The

investment
portfolio does not have any tax-exempt securities.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
September 30, 2022 December 31, 2021
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 10,400 $ 9,028 $ 10,564 $ 10,520
Collateralized mortgage obligations
121,760
100,048
160,506 156,829
Mortgage-backed securities - residential
92,649
76,707
120,643 118,842
Mortgage-backed securities - commercial
30,818
26,935
49,905 50,117
Municipal securities
25,104
18,629
25,164 24,276
Bank subordinated debt securities
14,503
13,562
27,003 28,408
Corporate bonds
4,039
3,662
12,068 12,550
$ 299,273 $ 248,571 $ 405,853 $ 401,542
Held-to-maturity:
U.S. Government Agency
$ 45,243 $ 39,439 $ 34,505 $ 33,904
Collateralized mortgage obligations
70,424 63,651 44,820 43,799
Mortgage-backed securities - residential
40,574 35,730 26,920 26,352
Mortgage-backed securities - commercial
11,483 10,967 3,103 3,013
Corporate bonds
11,141 9,952 13,310 13,089
$ 178,865 $ 159,739 $ 122,658 $ 120,157
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of September 30, 2022 (in thousands,

except ratios):

Within 1 year
After 1 year through
5 years
After 5 years through
10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - 0.00% $ - 0.00% $ - 0.00% $ 10,400 2.03% $ 10,400 2.03%
U.S. Treasury
- 0.00% - 0.00% - 0.00% - 0.00% - 0.00%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 121,760 1.50% 121,760 1.50%
MBS - residential
- 0.00% - 0.00% - 0.00% 92,649 1.62% 92,649 1.62%
MBS - commercial
- 0.00% - 0.00% - 0.00% 30,818 1.90% 30,818 1.90%
Municipal securities

- 0.00% - 0.00% 1,000 2.05% 24,104 1.72% 25,104 1.73%
Bank subordinated debt securities
- 0.00% - 0.00% 14,503 4.57% - 0.00% 14,503 4.57%
Corporate bonds
- 0.00% 4,039 2.50% - 0.00% - 0.00% 4,039 2.50%
$ - $ 4,039 $ 15,503 $ 279,731 $ 299,273 1.78%
Held-to-maturity:
U.S. Government Agency
$ - 0.00% $ 7,896 1.03% $ 20,342 1.45% $ 17,005 2.03% $ 45,243 1.59%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 70,424 1.66% 70,424 1.66%
MBS - residential
- 0.00% 1,337 2.98% 9,204 1.61% 30,033 1.72% 40,574 1.74%
MBS - commercial
- 0.00% - 0.00% 3,092 1.62% 8,391 1.69% 11,483 1.67%
Corporate bonds
1,522 2.25% 9,619 2.79% - 0.00% - 0.00% 11,141 2.71%
$ 1,522 $ 18,852 $ 32,638 $ 125,853 $ 178,865 1.73%
Loans
Loans are the

largest category of

interest-earning assets

on the unaudited

Consolidated Balance

Sheets, and usually
provide

higher

yields

than

the

remainder

of

the

interest-earning

assets.

Higher

yields

typically

carry

inherent

credit

and
liquidity risks in comparison to lower

yield assets. The Company manages

and mitigates such risks in accordance

with the
credit and ALM policies, risk tolerance and balance sheet composition.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
The following table shows the loan portfolio composition

as of the dates indicated (in thousands):

September 30, 2022 December 31, 2021
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 186,551 13.0% $ 201,359 16.9%
Commercial Real Estate
928,531 64.9% 704,988 59.2%
Commercial and Industrial
121,145 8.5% 146,592 12.3%
Foreign Banks
94,450 6.6% 59,491 5.0%
Consumer and Other

100,845 7.0% 79,229 6.6%
Total

gross loans
1,431,522 100.0% 1,191,659 100.0%
Less: Deferred fees (cost) 9

1,578
Total

loans net of deferred fees (cost)
1,431,513 1,190,081
Less: Allowance for credit losses
16,604 15,057
Total

net loans
$ 1,414,909 $ 1,175,024
Total

loans

increased

by

$241.4 million

or

20.3%

at

September 30,

2022

compared

to

December 31,

2021.

The
commercial real estate

and to

a lesser

extent, foreign banks

and consumer and

other loan

segments had the

most significant
growth partially offset

by declines in

the commercial and

industrial and residential

real estate loan

segments. Commercial
and industrial loans declined primarily because of continuing

PPP loan forgiveness.
Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately 64.9% of the total

gross loan portfolio as of

September 30, 2022. We do

not expect any significant changes
over the foreseeable

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

long-term relationships

with members

of our

senior management

team or

our
relationship managers that date back to former institutions.

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments.

The

following

table

shows

maturities

and

sensitivity

to

interest

rate

changes

for

the

loan

portfolio

at
September 30, 2022 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate $ 10,603 $ 12,527 $ 82,484 $ 80,937 $ 186,551
Commercial Real Estate
39,073 204,811 672,940 11,707 928,531
Commercial and Industrial
12,219 26,366 41,570 40,990 121,145
Foreign Banks
94,450 - - - 94,450
Consumer and Other
2,522 2,552 6,480 89,291 100,845
Total

gross loans
$ 158,867 $ 246,256 $ 803,474 $ 222,925 $ 1,431,522
Interest rate sensitivity:
Fixed interest rates
$ 130,707 $ 162,789 $ 151,089 $ 115,904 $ 560,489
Floating or adjustable rates
28,160 83,467 652,385 107,021 871,033
Total

gross loans
$ 158,867 $ 246,256 $ 803,474 $ 222,925 $ 1,431,522
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

As of

September 30, 2022,

approximately 60.8%

of the

loans have

adjustable/variable

rates and

39.2% of

the loans
have fixed rates. The adjustable/variable rate loans re-price to different benchmarks and tenors in different periods of time.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
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

September 30, 2022
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 186,551 $ - $ - $ - $ 186,551
Commercial Real Estate
928,131 - 400 - 928,531
Commercial and Industrial
120,806 - 339 - 121,145
Foreign Banks
94,450 - - - 94,450
Consumer and Other

100,642 - 203 - 100,845
$ 1,430,580 $ - $ 942 $ - $ 1,431,522
December 31, 2021
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 196,778 $ - $ 4,581 $ - $ 201,359
Commercial Real Estate
703,349 1,222 417 - 704,988
Commercial and Industrial
146,039 - 553 - 146,592
Foreign Banks
59,491 - - - 59,491
Consumer and Other

79,005 - 224 - 79,229
$ 1,184,662 $ 1,222 $ 5,775 $ - $ 1,191,659

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as

of the dates shown (in thousands,

except ratios):
September 30, 2022 December 31, 2021
Non-accrual loans, less non-accrual TDR loans $ - $ 1,190
Non-accrual TDRs
- -
Loans past due over 90 days and still accruing
- -
Total

non-performing loans
- 1,190
Other real estate owned
- -
Total

non-performing assets
$ - $ 1,190
Asset quality ratios:
Allowance for credit losses to total loans
1.16% 1.27%
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
A TDR is

a debtor

that is experiencing

financial difficulties

and to whom

the Company grants

a loan concession.

This
determination is performed during the annual review process

or whenever problems surface regarding the client’s ability

to
repay in

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
The following tables present performing and non-performing

TDRs at the dates indicated (in thousands):
September 30, 2022 December 31, 2021
Accrual Status
Non-Accrual
Status Total TDRs Accrual Status
Non-Accrual
Status Total TDRs
Residential real estate
$ 7,257 $ - $ 7,257 $ 7,815 $ - $ 7,815
Commercial real estate
586 - 586 696 - 696
Commercial and industrial
92 - 92 141 - 141
Consumer and other

203 - 203 224 - 224
Total
$ 8,138 $ - $ 8,138 $ 8,876 $ - $ 8,876
The Company allocated $309 thousand and $360

thousand of specific allowance for TDR loans

at September 30, 2022
and December 31, 2021, respectively. There was no commitment to lend additional funds to these TDR customers at either
date.

During

the

quarter

ended

September 30,

2022

and

2021,

there

were

no

defaults

on

TDR

loans

within

the

prior

12
months. Additionally,

the Company did

not have any

new TDR loans

during the three

months ended September

30, 2022
and 2021.
For further discussion

on non-performing loans,

see Note 3

“Loans” to the

unaudited Consolidated Financial Statements
on this Form 10-Q.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
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
Three Months Ended September 30, 2022

Beginning balance
$ 2,366 $ 9,290 $ 2,671 $ 651 $ 808 $ 15,786
Provision for credit losses
(1,009) 695 1,126 74 24 910
Recoveries
1 - - - - 1
Charge-offs
- - (88) - (5) (93)
Ending Balance

$ 1,358 $ 9,985 $ 3,709 $ 725 $ 827 $ 16,604
Average loans
$ 190,757 887,000 119,993 94,628 106,382 1,398,761
Net charge-offs to average loans

0.00% 0.00% 0.29% 0.00% 0.02% 0.03%
Nine Months Ended September 30, 2022

Beginning balance
$ 2,498 $ 8,758 $ 2,775 $ 457 $ 569 $ 15,057
Provision for credit losses
(1,157) 1,227 1,011 268 266 1,615
Recoveries
33 - 11 - 3 47
Charge-offs
(16) - (88) - (11) (115)
Ending Balance

$ 1,358 $ 9,985 $ 3,709 $ 725 $ 827 $ 16,604
Average loans
$ 195,863 809,411 128,625 77,237 91,773 1,302,909
Charge-offs
-0.02% 0.00% 0.12% 0.00% 0.02% 0.01%
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended September 30, 2021

Beginning balance
$ 2,540 $ 8,752 $ 2,467 $ 554 $ 535 $ 14,848
Provision for credit losses
(787) 719 277 (29) (180) -
Recoveries
48 - 3.00 - 3 54
Charge-offs
- - - - (2) (2)
Ending Balance

$ 1,801 $ 9,471 $ 2,747 $ 525 $ 356 $ 14,900
Average loans
$ 218,295 $ 690,923 $ 170,874 $ 51,538 $ 12,645 $ 1,144,275
Net charge-offs to average loans

-0.09% 0.00% -0.01% 0.00% -0.03% -0.02%
Nine Months Ended September 30, 2021

Beginning balance
$ 3,408 $ 9,453 $ 1,689 $ 348 $ 188 $ 15,086
Provision for credit losses
(1,434) 18 904 177 175 (160)
Recoveries
56 - 154 - 5 215
Charge-offs
(229) - - - (12) (241)
Ending Balance

$ 1,801 $ 9,471 $ 2,747 $ 525 $ 356 $ 14,900

Average loans
$ 217,511 $ 648,692 $ 156,985 $ 49,974 $ 28,620 $ 1,101,782
Net charge-offs to average loans
0.16% 0.00% -0.20% 0.00% 0.05% 0.00%

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Bank-Owned Life Insurance
As of September 30,

2022, the combined

cash surrender

value of all

bank-owned life

insurance (“BOLI”)

policies was
$42.5

million.

Changes

in

cash

surrender

value

are

recorded

to

non-interest

income

in

the

unaudited

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
Three Months Ended September 30,
2022 2021
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest-bearing checking $ 655,853 0.00% $ 564,928 0.00%
Interest-bearing checking 66,585 0.11% 55,621 0.11%
Money market and savings deposits 823,521 0.55% 627,654 0.32%
Time deposits 217,023 0.66% 229,055 0.53%
Total $ 1,762,982 0.34% $ 1,477,258 0.22%
The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250 thousand

for

all

deposit
accounts

at

the

Bank

per

account

holder.

Total

estimated

uninsured

deposits

were

$1.1 billion

and

$897.8 million

at
September 30, 2022 and December 31, 2021, respectively.

The following table shows

scheduled maturities of uninsured time deposits as of September

30, 2022 (in thousands):
September 30, 2022
Three months or less $ 23,451
Over three through six months 27,044
Over six though twelve months 27,134
Over twelve months 24,555
$ 102,184
Other Liabilities
The Company collects from commercial loan customers

funds which are held in escrow for future payment of

real
estate taxes and insurance. These escrow funds are disbursed by the Company directly to the insurance companies

and
taxing authority of the borrower.

Escrow funds are recorded as other liabilities.

As of September 30, 2022 escrow balances totaled $15.3 million compared to $4.0 million at December 31, 2021.
Borrowings
As a member

of the FHLB,

we are eligible

to obtain

advances with

various terms

and conditions.

This accessibility

of
additional funding allows us to efficiently and timely meet both expected and unexpected outgoing cash flows and collateral
needs without adversely affecting either daily operations

or the financial condition of the Company.
As of

September 30,

2022, we

had $26.0

million

of fixed-rate

advances

outstanding

from the

FHLB with

a weighted
average rate of 1.39%.

Maturity dates for the

advances are between

third quarter 2023

and third quarter

2025 as detailed
in the table below.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
The following table presents the FHLB fixed rate advances

as of September 30, 2022 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
2.05% Fixed March 27, 2025 $ 10,000
1.07% Fixed July 18, 2025 6,000
1.04% Fixed July 30, 2024 5,000
0.81% Fixed August 17, 2023 5,000
$ 26,000
We

have

also

established

Fed

Funds

lines

of

credit

with

our

upstream

correspondent

banks

to

manage

temporary
fluctuations in our daily cash balances. As of September 30, 2022, there were no outstanding balances with the Fed Funds lines of credit.
Off-Balance Sheet Arrangements
We engage

in various financial

transactions in

our operations

that, under GAAP,

may not be

included on

the balance
sheet. To

meet the financing needs

of our customers we may

include commitments to extend

credit and standby

letters of
credit. To

a varying

degree, such

commitments involve

elements of

credit, market,

and interest

rate risk

in excess

of the
amount recognized

in the

balance sheet.

We use

more conservative

credit and

collateral policies

in making

these credit
commitments than

we do

for on-balance

sheet items.

We are

not aware

of any accounting

loss to

be incurred

by funding
these commitments;

however,

we

maintain

an

allowance

for

off-balance

sheet

credit

risk

which

is recorded

under

other
liabilities on the unaudited Consolidated Balance Sheets.
Since commitments associated with letters of

credit and commitments to extend

credit may expire unused, the

amounts
shown

do

not

necessarily

reflect

actual

future

cash

funding

requirements.

The

following

table

presents

lending

related
commitments outstanding as of the dates indicated (in thousands

):
September 30, 2022 December 31, 2021
Commitments to grant loans and unfunded lines of credit
$ 119,830 $ 134,877
Standby and commercial letters of credit
5,413 6,420
Total
$ 125,243 $ 141,297
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

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
When assessing

the scope

of IRR

exposure

and

impact on

the consolidated

balance

sheet, cash

flows and

income
statement,

management

considers

both

earnings

and

economic

impacts.

Asset

price

variations,

deposit

volatility

and
reduced earnings or outright losses could adversely affect

the Company’s liquidity,

performance, and capital adequacy.
Income simulations

are used

to assess

the impact

of changing

rates on

earnings under

different rates

scenarios and
time horizons.

These simulations

utilize both

instantaneous and

parallel changes

in the

level of

interest rates,

as well

as
non-parallel changes such as changing slopes (flat and steeping) and twists of the yield curve.

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
Market and Interest Rate Risk Management
According to our last

ALCO model run as

of September 30, 2022,

we are net interest

income neutral for year

one and
asset-sensitive

for

year

two. This

indicates

that for

year

one,

our net

interest

income

fluctuations

will be

minimal due

to
changes

in interest

rates

and

for year

two,

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

In addition, static measures like EVE

do not include actions that management

may
undertake to manage the risks in response to anticipated changes in interest rates or client deposit behavior. As part of our
ALM strategy

and

policy,

management

has the

ability

to modify

the

balance sheet

to

either increase

asset

duration

and
decrease liability

duration to reduce

asset sensitivity,

or to decrease

asset duration and

increase liability duration

in order
to increase asset sensitivity.
According to

our model,

as of

September 30, 2022,

NIM will

remain mostly

flat for

year one

and should

increase for
year

two

under

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

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Changes in macroeconomic conditions, as well as exposure

to credit, market, operational, legal and reputational

risks,
such as

cybersecurity risk,

could have

an unexpected

impact on

the Company’s

liquidity risk

profile and

are factored

into
the assessment of liquidity and the ALM framework.
Management has established

a comprehensive and

holistic management process for

identifying, measuring, monitoring
and

mitigating

liquidity

risk.

Due

to

its

critical

importance

to

the

viability

of

the

Company,

liquidity

risk

management

is
integrated into our risk management processes,

Contingency Funding Plan and ALM policy.
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
Capital Adequacy
As of

September 30,

2022, the

Bank was

well capitalized

under the

FDIC’s

prompt corrective

action framework.

We
also follow the capital conservation buffer framework, and

as of September 30, 2022, we exceeded the

capital conversation
buffer in all capital ratios,

according to our actual ratios. The

following table presents the capital ratios

for both the Company
and the Bank at the dates indicated (in thousands,

except ratios):
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
September 30, 2022:
(1)
Total

risk-based capital:
USCB Financial Holdings, Inc.
$ 210,887 13.65% $ 123,613 8.00% $ 154,517 10.00%
U.S. Century Bank
$ 209,784 13.58% $ 123,613 8.00% $ 154,517 10.00%
Tier 1 risk-based capital:

USCB Financial Holdings, Inc.
$ 194,036 12.56% $ 92,710 6.00% $ 123,613 8.00%
U.S. Century Bank
$ 192,933 12.49% $ 92,710 6.00% $ 123,613 8.00%
Common equity tier 1 capital:
USCB Financial Holdings, Inc.
$ 194,036 12.56% $ 69,532 4.50% $ 100,436 6.50%
U.S. Century Bank
$ 192,933 12.49% $ 69,532 4.50% $ 100,436 6.50%
Leverage ratio:

USCB Financial Holdings, Inc.
$ 194,036 9.48% $ 81,829 4.00% $ 102,286 5.00%
U.S. Century Bank
$ 192,933 9.43% $ 81,829 4.00% $ 102,286 5.00%
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

The Company is not subject to regulatory capital

requirements as a small bank holding

company.
Accordingly, the Company's capital ratios are provided for informational purposes only.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
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
Recently Issued Accounting Pronouncements

Recently issued accounting

pronouncements are discussed

in Note 1 “Summary

of Significant Accounting Policies”

to
the unaudited Consolidated Financial Statements in this

Form 10-Q.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
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
As of or For the Three Months Ended
9/30/2022 6/30/2022 3/31/2022 12/31/2021 9/30/2021
Pre-Tax Pre-Provision ("PTPP") Income:

Net income

$ 5,558 $ 5,295 $ 4,854 $ 5,650 $ 6,593

Plus: Provision for income taxes
1,963 1,708 $ 1,858 $ 1,751 $ 2,088

Plus: Provision for credit losses
910 705 $ - $ - $ -

PTPP income
$ 8,431 $ 7,708 $ 6,712 $ 7,401 $ 8,681
PTPP Return on Average Assets:

PTPP income
$ 8,431 $ 7,708 $ 6,712 $ 7,401 $ 8,681

Average assets
$ 2,026,791 $ 1,968,381 $ 1,913,484 $ 1,828,037 $ 1,741,423

PTPP return on average assets
(1)
1.65% $ 1.57% $ 1.42% $ 1.61% $ 1.98%
Operating Net Income:

Net income
$ 5,558 $ 5,295 $ 4,854 $ 5,650 $ 6,593

Less: Net gains (losses) on sale of

securities
(558) $ (3) $ 21 $ 35 $ (70)

Less: Tax effect on sale of securities
141 $ 1 $ (5) $ (9) $ 17

Operating net income
$ 5,975 $ 5,297 $ 4,838 $ 5,624 $ 6,646
Operating PTPP Income:

PTPP income
$ 8,431 $ 7,708 $ 6,712 $ 7,401 $ 8,681

Less: Net gains (losses) on sale of

securities
(558) $ (3) $ 21 $ 35 $ (70)

Operating PTPP Income
$ 8,989 $ 7,711 $ 6,691 $ 7,366 $ 8,751
Operating PTPP Return on Average Assets:

Operating PTPP income
$ 8,989 $ 7,711 $ 6,691 $ 7,366 $ 8,751

Average assets
$ 2,026,791 $ 1,968,381 $ 1,913,484 $ 1,828,037 $ 1,741,423

Operating PTPP return on average assets
(1)
1.76% $ 1.57% $ 1.42% $ 1.60% $ 1.99%
Operating Return on Average Assets:

Operating net income
$ 5,975 $ 5,297 $ 4,838 $ 5,624 $ 6,646

Average assets
$ 2,026,791 $ 1,968,381 $ 1,913,484 $ 1,828,037 $ 1,741,423

Operating return on average assets
(1)
1.17% $ 1.08% $ 1.03% $ 1.22% $ 1.51%
(1)

Annualized.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
As of or For the Three Months Ended
9/30/2022 6/30/2022 3/31/2022 12/31/2021 9/30/2021
Tangible book value per common share (at period-end): (1)
Total stockholders' equity $ 177,417 $ 180,068 $ 192,039 $ 203,897 $ 201,918
Less: Intangible assets - - - - -
Less: Preferred stock - - - - -
Tangible stockholders' equity $ 177,417 $ 180,068 $ 192,039 $ 203,897 $ 201,918
Total shares issued and outstanding (at period-end): (2)
Class A common shares 20,000,753 20,000,753 20,000,753 19,991,753 18,767,541
Class B common shares - - - - 1,224,212
Total common shares issued and outstanding 20,000,753 20,000,753 20,000,753 19,991,753 19,991,753
Tangible book value per common share (3) $ 8.87 $ 9.00 $ 9.60 $ 10.20 $ 10.10

Operating net income available to common stockholders: (1)
Net income $ 5,558 $ 5,295 $ 4,854 $ 5,650 $ 6,593
Less: Preferred dividends - - - - 542
Less: Exchange and redemption of preferred shares (2) - - - - 89,585
Net income (loss) available to common stockholders 5,558 5,295 4,854 5,650 (83,534)
Add back: Exchange and redemption of preferred

shares
- - - - 89,585
Operating net income avail. to common stock $ 5,558 $ 5,295 $ 4,854 $ 5,650 $ 6,051
Allocation of operating net income per common

stock class:

Class A common stock $ 5,558 $ 5,295 $ 4,854 $ 5,650 $ 5,598
Class B common stock $ - $ - $ - $ - $ 453
Weighted average shares outstanding:
Class A common stock

Basic 20,000,753 20,000,753 19,994,953 18,913,914 15,121,460
Diluted 20,148,208 20,171,261 20,109,783 19,023,686 15,121,460
Class B common stock
Basic - - - - 6,121,052
Diluted - - - - 6,121,052
Diluted EPS: (4) (5)

Class A common stock
Net income (loss) per diluted share $ 0.28 $ 0.26 $ 0.24 $ 0.30 $ (5.11)
Add back: Exchange and redemption of preferred

shares
- - - - 5.48
Operating net income per diluted share $ 0.28 $ 0.26 $ 0.24 $ 0.30 $ 0.37
Class B common stock
Net loss per diluted share $ - $ - $ - $ - $ (1.02)
Add back: Exchange and redemption of preferred

shares
- - - - 1.09
Operating net income per diluted share $ - $ - $ - $ - $ 0.07
(1)

The Company believes these non-GAAP measurements are

a key indicator of the ongoing earnings power

of the Company.
(2)

During the quarter ended September 30, 2021,

47,473 shares of Class C preferred stock and

11,061,552 shares of Class D preferred stock were
converted into 10,278,072 shares of Class A common

stock. Additionally, the Bank completed its initial public offering of its Class

A common stock on
July 27, 2021, in which it issued 4,600,000 shares

of Class A common stock. As such, the total

shares issued and outstanding of Class A common stock
was 18,767,541 shares at September 30, 2021.
(3) Excludes the dilutive effect, if any, of shares of common stock issuable upon exercise of outstanding stock options.
(4)

During the quarter ended September 30, 2021,

basic net loss per share is the same as

diluted net loss per share as the inclusion of all

potential
common shares outstanding would have been antidilutive.

(5)

During the quarter ended December 31, 2021,

the Company entered into agreements with

the Class B shareholders to exchange all

outstanding
Class B non-voting common stock for Class A

voting common stock at a ratio of 1 share of Class

A common stock for each 5 shares of Class B non-
voting common stock. In calculating net income

(loss) per diluted share for the prior quarters

presented, the allocation of operating net income

available
to common stockholders was based on the weighted

average shares outstanding per common share

class to the total weighted average shares
outstanding during each period. The operating net

income allocation was calculated using the weighted

average shares outstanding of Class B common
stock on an as-converted basis.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
Item 3.

Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company,

we are not required to provide the information required

by this item.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the

supervision and with

the participation of

our management, including

our President and

Chief Executive Officer
and our

Chief Financial

Officer,

we evaluated

the effectiveness

of the

design and

operation of

the Company’s

disclosure
controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022.
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

Q3 2022 Form 10-Q
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
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) Not applicable.
(c)

As

previously

described

The

Board

adopted

a

stock

repurchase

program

covering

750,000

shares

of

Class

A
common stock.

No shares

were purchased

pursuant to

such program

by the

Company during

the three

and nine

months
ended September 30, 2022.
Item 3.

Defaults Upon Senior Securities

None.
Item 4.

Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

USCB Financial Holdings, Inc.

Q3 2022 Form 10-Q
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

September 30,
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

Q3 2022 Form 10-Q
SIGNATURES

Pursuant to the

requirements of

the Securities

Exchange Act of

1934, the registrant

has duly caused

this report to

be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
President, Chief Executive Officer,

and Director

November 10, 2022
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Chief Financial Officer

November 10, 2022
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)