Form 10-K
period 2022-12-31
USCB FINANCIAL HOLDINGS, INC.
filed 2023-03-24
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2022
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

Act.
☐
Indicate by check mark

whether the registrant has

filed a report on

and attestation to its

management’s assessment of the

effectiveness of its internal
control over

financial reporting

under Section

404(b) of

the Sarbanes-Oxley

Act (15

U.S.C.7262(b)) by

the registered

public accounting

firm that
prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in
the filing reflect the correction of an error to previously

issued financial statements.

☐

Indicate by check mark whether any of those

error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a

shell company (as defined in Rule 12b-2 of the

Securities Exchange Act of 1934). Yes
☐

No
☒
The aggregate market value of the voting stock held

by non-affiliates of the registrant based on the

closing price of $11.54 per share on June 30,
2022, the last business day of the registrant’s second quarter, was approximately

$
125.4

million (20,000,753 shares issued and outstanding

at
such date less shares held by affiliates). Although directors and executive officers and their affiliates of the Registrant were assumed to be
“affiliates” of the Registrant for purposes of the calculation,

the classification is not to be interpreted as an admission

of such status.
As of March 15, 2023, the registrant had had
19,622,380

shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders (the “2023

Proxy Statement”) are incorporated by
reference into Part III of this report.

FORM 10-K
DECEMBER 31, 2022

Cautionary Note Regarding Forward-Looking Statements
PART I
4
Item 1.
Business
4
Item 1A.
Risk Factors
18
Item 1B.
Unresolved Staff Comments
41
Item 2.
Properties
41
Item 3.
Legal Proceedings
41
Item 4.
Mine Safety Disclosures
41
PART II
42
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
42
Item 6.
Reserved
43
Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations
44
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
65
Item 8.
Financial Statements and Supplementary Data
68
Consolidated Balance Sheets
68
Consolidated Statements of Operations
69
Consolidated Statements of Comprehensive Income

(Loss)
70
Consolidated Statements of Changes in Stockholders’ Equity
71
Consolidated Statements of Cash Flows
72
Notes to the Consolidated Financial Statements
74
Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
110
Item 9A.
Controls and Procedures
110
Item 9B.
Other Information
110
Item 9C.

Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
110
PART III
111
Item 10.
Directors, Executive Officers and Corporate Governance
111
Item 11.
Executive Compensation
111
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
111
Item 13.
Certain Relationships and Related Transactions, and Director Independence
111
Item 14.
Principal Accountant Fees and Services
111
PART IV
112
Item 15.
Exhibit and Financial Statement Schedules
112
Exhibit Index
113
Signatures

USCB Financial Holdings, Inc.

2022 10-K

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
•

the efficiency and effectiveness of

our internal control environment;
•

our ability

to comply

with the

extensive laws

and regulations

to which

we are subject,

including the

laws for

each
jurisdiction where we operate;
•

legislative or regulatory

changes and

changes in accounting

principles, policies,

practices or guidelines,

including
the effects of the implementation of the Current

Expected Credit Losses (“CECL”) standard on January

1, 2023;
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

•

the effectiveness of our risk management strategies, including operational risks, including, but not limited to, client, employee, or third-party fraud and security breaches; and

•

other risks described this Annual Report on Form 10-K

and other filings we make with the Securities

and Exchange
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

2022 10-K

PART I
Item 1. Business
Overview
USCB Financial Holdings, Inc.,

a Florida corporation (the “Company”), was formed on December 17, 2021, to serve as the holding company for U.S. Century Bank, a Florida state-chartered bank (the “Bank”), and is a bank holding company (a
“BHC”)

registered

with

the

Board

of

Governors

of

the

Federal

Reserve

System

(the “Federal

Reserve”)

under

the

Bank
Holding Company Act

of 1956, as

amended (the “BHC Act”).

The Company is

headquartered in Miami, Florida,

and, through
the Bank, its sole

subsidiary, operates 10 banking centers in South Florida providing a wide range of personal and business
banking products and services. As of December 31, 2022,

the Company had total consolidated assets of $2.1 billion.
The Bank commenced operations

on October 28, 2002 and

is a Florida state-chartered, non-Federal

Reserve System
member bank. Over the course

of 2021, the Bank

simplified its capitalization structure

by exchanging and/or repurchasing
all of

its issued

and outstanding

preferred shares,

including Class

C, Class

D, and

Class E

preferred stock.

In December
2021, the

Bank reached agreements

with holders

of its

Class B

common stock, to

exchange all

outstanding Class B

common
stock for Class A common stock in a 1-for-5 stock

exchange.
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

wholly owned
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

Federal
Deposit Insurance Corporation

(“FDIC”).

As a result of the Reorg

anization, pursuant to Rule

12g-3(a) under the Exchange
Act, the Company became the successor registrant to the Bank, the Company’s Class A common stock was deemed to be registered under Section 12(b)

of the Exchange Act,

and the Company became

subject to the information

requirements of
the Exchange Act and

is now required to

file reports, proxy statements

and other information with

the U. S. Securities

and
Exchange Commission

(“SEC”). The

trading symbol

for the

Company’s

Class A

Common Stock

is “USCB”,

which is

the
same as the Bank’s former trading symbol.
Prior to

the Reorganization,

the Company

had no material

assets and

had not conducted

any business

or operations
except for activities related to its incorporation and the

Reorganization.
Our strategy

in becoming

a publicly

traded company

and forming

a BHC

was to continue

pursuing organic

growth as
well as strategic acquisitions if the opportunity arises,

which efforts will be further facilitated by access

to public capital and
the added flexibility provided by a holding company structure.
In this Annual Report on Form 10-K, unless the context indicated otherwise, references to “we,” “us,”, and “our” refer to the Company and the Bank,

as the contest dictates. However, if the discussion

relates to a period before

the Effective Date,
the terms refer only to the Bank.
Products and Services
Lending Services
Our mission

is to

provide high

value, relationship-based

banking products,

services and

solutions to

a diverse

set of
clients in the

markets we serve. We focus on

serving small-to-medium sized businesses (“SMBs”) and

catering to the needs
of

local

business

owners,

entrepreneurs

and

professionals

in

South

Florida.

We

have

further

leveraged

our

success

in

USCB Financial Holdings, Inc.

2022 10-K

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

(“SBA”)

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
2022, the Bank is a Preferred Lending Partner with the SBA

which allows us to offer the full range of SBA loan
products and

to exercise

lending authority

at the

local bank

level, allowing

us to

make timely

credit decisions
for prospective clients.
• Yacht lending:

Our yacht lending vertical

provides yacht financing for

larger vessels, transactions range

from
$750 thousand to $7.5 million.

We target high

net-worth clients, in one

of the most active

yacht markets in the
country.

In 2021,

two portfolios

of yacht

loans were

purchased as

part of

our strategic

initiative to

launch this
new business vertical and diversify our portfolio.

•
Homeowner Association (“HOA”)

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

partners, assoc

iates, staff,

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

have frequent and regular

open communication with
our foreign bank clients to ensure proper compliance

controls are maintained at such institutions.
Credit Practices
Our underwriting process is informed by a conservative credit culture that encourages prudent lending. We

believe our
strong asset quality

is due

to our understanding

of and experience

with businesses within

Florida,

in particular South

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

as a robust suite of treasury,
commercial payments and cash

management services. Additionally,

we offer deposit products

for municipalities and other
public entities. Our deposit products are mainly offered

across our primary geographic footprint.
Title Services
Florida

Peninsula

Title

LLC

is

a

subsidiary

of

the

Bank

that

offers

our

clients

title

insurance

policies

for

real

estate
transactions closed at the Bank. Licensed in the State of Florida and approved by the Department of Insurance Regulation,
Florida Peninsula

Title LLC

began operations

in 2021.

Our title

service business

not only provides

diversification for

non-
interest income but also provides our clients with access

to tile insurance services.

USCB Financial Holdings, Inc.

2022 10-K

Seasonality
We do not believe our business to be seasonal

in nature.
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

population

centers

were

in

Miami-Dade,

Broward,

and

Palm

Beach

counties,

all

located

in

South

Florida.
According to estimates

from the

United States Census

Bureau, from

2010 to 2021,

Florida’s population

increased to 21.8
million residents

,

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

USCB Financial Holdings, Inc.

2022 10-K

At December 31, 2022,

we had 191 full

-time equivalent employees.

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

of USCB Financial Holdings,

Inc. and its

direct and indirect subsidiaries,
including U.S. Century Bank.
Statutes, regulations and

regulatory policies limit

the activities in

which we

may engage and

the conduct of

our permitted
activities and establish capital requirements with which we must comply. The regulatory framework is intended primarily for
the

protection

of

depositors,

borrowers,

customers

and

clients,

the

Federal

Deposit

Insurance

Corporation

(“FDIC”)
insurance funds

and the

banking system

as a

whole, and

not for

the protection

of our

shareholders or

creditors. In

many
cases, the applicable regulatory

authorities have broad enforcement

power over bank holding

companies, banks and their
subsidiaries, including the power to impose substantial fines and other penalties for violations of laws and regulations.

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
Bank and Bank Holding Company Regulation
As

a

Florida

state

bank,

U.S.

Century

Bank

is

subject

to

ongoing

and

comprehensive

supervision,

regulation,
examination, and enforcement by the FDIC and the Florida Office of Financial Regulation (“FOFR”). The FOFR supervises
and regulates

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
powers over us.
Any entity

that directly

or indirectly

controls a

bank must

be approved

by the

Federal Reserve

Board under

the Bank
Holding

Company

Act

of

1956

(the

“BHC

Act”)

to

become

a

bank

holding

company.

BHCs

are

subject

to

regulation,
inspection,

examination,

supervision

and

enforcement

by

the

Federal

Reserve

Board

under

the

BHC

Act.

The

Federal
Reserve Board's jurisdiction also extends to any company

that is directly or indirectly controlled by a BHC.
USCB Financial

Holdings,

Inc, which

controls

U.S. Century

Bank,

is a

BHC and,

as such,

is subject

to ongoing

and
comprehensive supervision, regulation, examination and

enforcement by the Federal Reserve Board.
Notice and Approval Requirements Related to Control
Banking

laws

impose

notice,

approval,

and

ongoing

regulatory

requirements

on

any shareholder

or

other

party

that
seeks to acquire direct

or indirect "control"

of an FDIC-insured

depository institution. These

laws include the

BHC Act and
the Change in Bank Control Act. Among other things,

these laws require regulatory filings by individuals

or companies that
seek to

acquire direct or

indirect "control" of

an FDIC-insured depository

institution. The determination

of whether an

investor
"controls" a depository

institution is based

on all of

the facts and

circumstances surrounding

the investment.

As a general
matter, a party

is deemed to control

a depository institution or

other company if the

party owns or controls

25% or more of
any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company
if the investor owns or controls 10%

or more of any class of voting

stock (and the entity’s securities are registered under the
Exchange

Act

or,

if

not,

the

investor

would

be

the

largest

shareholder).

Except

under

limited

circumstances,

BHCs

are
prohibited from acquiring, without prior approval,

control of any other bank

or BHC or substantially all the assets

thereof or
more than 5% of the voting shares of a bank or BHC

which is not already a subsidiary.

USCB Financial Holdings, Inc.

2022 10-K

Source of Strength
All companies, including BHCs, that directly

or indirectly control an insured depository

institution, are required to serve
as a

source

of

strength

for

the

institution.

Under

this

requirement,

USCB

Financial

Holdings,

Inc.

in

the

future

could

be
required to provide financial assistance

to U.S. Century Bank should

it experience financial distress.

Such support may be
required at times when,

absent this statutory and

Federal Reserve Policy

requirement, a BHC

may not be

inclined to provide
it.
Safety and Soundness Regulation
As an insured depository

institution, we are subject to

prudential regulation and supervision

and must undergo regular
on-site examinations by our state and federal banking agencies. The cost of examinations of insured depository institutions and any affiliates are assessed

by the appropriate agency against

each institution or affiliate that

is subject to examination
as it deems

necessary or appropriate.

We file

quarterly consolidated

reports of

condition and income,

or call reports,

with
the FDIC and FOFR.
The federal banking

agencies have also

adopted guidelines establishing safety

and soundness standards for

all insured
depository institutions including

the Bank. The safety

and soundness guidelines

relate to, among other

things, our internal
controls, information systems, internal audit systems, loan underwriting and documentation, anti-money laundering policies
and

procedures,

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

market, liquidity, interest rate,

cybersecurity, operational, legal and

reputational risk. In

particular, recent
regulatory pronouncements

have focused

on operational

risk, which

arises from

the potential that

inadequate information
systems,

operational problems,

breaches in

internal

controls, fraud

or unforeseen

catastrophes

will result

in unexpected
losses. New

products and

services, use

of outside

vendors and

cybersecurity are

critical sources

of operational

risk that
financial institutions

are expected

to address

in the

current environment.

We

have active

Board and

senior management
oversight

policies,

procedures

and

risk

limits;

adequate

risk

measurement

and

monitoring

and

adequate

management
information systems; and comprehensive internal controls

to address these various risks.
Permissible Activities and Investments
Banking

laws

generally

restrict

the

ability

of

USCB

Financial

Holdings,

Inc.

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

USCB Financial

Holdings,

Inc., is

not a
financial holding company.
In addition, as

a general matter, the establishment or

acquisition by USCB Financial

Holdings, Inc., of a

non-bank entity,
or

the

initiation

of

a

non-banking

activity,

requires

prior

regulatory

approval.

In

approving

acquisitions

or

the

addition

of
activities, the Federal Reserve Board considers, among other things, whether the acquisition or the additional activities can reasonably be expected

to produce benefits

to the public, such

as greater convenience,

increased competition or

gains in
efficiency,

that

outweigh

such

possible

adverse

effects

as

undue

concentration

of

resources,

decreased

or

unfair
competition, conflicts of interest or unsound banking practices.

USCB Financial Holdings, Inc.

2022 10-K

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

by 1-to

-4

family or

certain

multi-family

residential
properties, which carry

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

calculating risk-weighted

assets to enhance

risk sensitivity.

Consistent with the

international Basel III
framework, the rules include a new

minimum ratio of Common

Equity Tier 1 Capital to Risk

-Weighted Assets of 4.5%. The
rules also create a Common Equity Tier 1 Capital conservation buffer of 2.5% of risk-weighted assets. This

buffer is added
to each of the three risk-based capital

ratios to determine whether an institution

has established the buffer.

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

conservation

buffer.

The

types

of

payments
subject to this limitation include

dividends, share buybacks, discretionary payments on

Tier 1 instruments, and discretionary
bonus payments.
The

capital

regulations

may

also

impact

the

treatment

of

accumulated

other

comprehensive

income,

or,

AOCI,

for
regulatory capital purposes. Under

the rules, AOCI generally

flows through to regulatory

capital, however, community banks
and their holding companies (if any) were allowed to make a

one-time irrevocable opt-out election to continue to treat AOCI the same

as under

the old

regulations for

regulatory capital

purposes. This

election was

required to

be made

on the

first
call report

filed after

January 1,

2015. We

made the

opt-out election.

Additionally,

the rules

also permit

community banks
with less than

$15 billion in

total assets to

continue to count

certain non-qualifying

capital instruments

issued prior to

May
19, 2010 as Tier 1 capital, including trust preferred securities and cumulative perpetual preferred stock (subject to a limit of
25% of Tier 1 capital). However, non-qualifying

capital instruments issued on or after May 19, 2010 do not qualify for Tier 1 capital treatment.
On September 17, 2019, the

federal banking agencies jointly finalized

a rule intended to simplify

the regulatory capital
requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage
Ratio, or

CBLR,

framework,

as required

by Section

201 of

the Regulatory

Relief

Act. The

final rule

became

effective

on
January 1,

2020,

and the

CBLR framework

became

available for

banks

to use

beginning

with their

March

31, 2020

call
reports. Under

the final

rule, if

a qualifying

community banking

organization opts

into the

CBLR framework

and meets

all
requirements under the

framework, it will

be considered to

have met the

well-capitalized ratio requirements

under the

prompt
corrective action regulations described elsewhere

in this Form 10-K

and will not be

required to report or

calculate risk-based
capital. In order to

qualify for the CBLR

framework, a community

banking organization must

have a tier 1 leverage

ratio of
greater

than

9%,

less

than

$10

billion

in

total

consolidated

assets,

off-balance

sheet

exposures

of

25%

or

less

of

total

USCB Financial Holdings, Inc.

2022 10-K

consolidated assets, and trading assets and

liabilities of 5% or less of total consolidated

assets. However, Section

4012 of
the Coronavirus Aid,

Relief and Economic

Security Act (the

“CARES Act”) required

that the CBLR

be temporarily lowered
to 8%. The federal regulators issued a

rule implementing the lower CBLR effective April 23, 2020. The rule also established
a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% CBLR requirement so long as the

bank

maintains

a

leverage

ratio

of

7%

or

greater.

Another

rule

was

issued

to

transition

back

to

the

9%

CBLR

by
increasing the ratio to 8.5%

for calendar year 2021 and

9% thereafter. Although the Bank is a

qualifying community banking
organization, the Bank has elected

not to opt in to the CBLR framework

at this time and will continue to follow

the Basel III
capital requirements as described above.
As of

December 31,

2022

and

2021, the

Bank

qualified

as a

“well capitalized”

institution.

See Note

15

“Regulatory
Matters” of the Consolidated Financial Statements

included in this Annual Report Form 10-K for further details.
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
FDIC as conservator or receiver.
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
institution’s

commercial

real estate

portfolio has

increased

by 50%

or more

in the

prior 36

months,

may be

identified for
further supervisory analysis of a potential concentration

risk.
As of December

31, 2022, our

ratio of construction

loans to total

risk-based capital

was 27%, and

therefore, we

were
under

the

100%

threshold

set

forth

in

clause

(iii)

in

the

paragraph

above.

However,

with

respect

to

clause

(iv)

in

the
paragraph above, as

of December

31, 2022, our

ratio of total

commercial real

estate loans

to total

risk-based capital

was
390% and the outstanding balance of

the institution’s commercial real estate portfolio increased by 50%

or more in the prior
36 months.

As a

result, we

are deemed

to have

a concentration

in commercial

real estate

lending under

applicable regulatory
guidelines.

If a

concentration is

present, under

the federal

banking regulator’

guidance, management

should employ

heightened
risk management practices that address key elements,

including board and management oversight and strategic

planning,
portfolio management,

development

of underwriting

standards,

risk

assessment and

monitoring

through

market analysis
and stress

testing, and

maintenance of

increased capital

levels as

needed to

support the

level of

commercial real

estate
lending.

To address the commercial real estate lending concentration,

USCB Financial Holdings has

previously established
a commercial

real estate

lending framework

to monitor

specific exposures

and limits

by types

within the

commercial real
estate

portfolio,

including,

among

other

things,

annual

stress

testing

of

the

commercial

real

estate

portfolio,

and

takes
appropriate actions, as necessary.

USCB Financial Holdings, Inc.

2022 10-K

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
limited exceptions,

making

capital distributions,

including dividends,

if after

such transaction

the institution

would be

less
than

adequately

capitalized.

We

may

generally

declare

a

dividend

from

retained

net

profits

which

accrued

prior

to

the
preceding two years, but we must, before the declaration of a dividend on our common stock, under applicable Florida law, carry 20% of our net profits for such preceding period as is covered by the dividend to our surplus fund, until the same shall at least equal the amount of our common stock and preferred stock, if any, then issued and outstanding. Under Florida law,
we are prohibited

from declaring

a dividend

at any time

at which

our net

income from

the current

year combined

with the
retained net

income

from

the preceding

two

years is

a loss

or which

would cause

our capital

accounts

to fall

below the
minimum amount required by law,

regulation, order, or

any written agreement with a state or federal regulatory agency.
In addition,

because

we are

a BHC,

we are

dependent

upon the

payment

of dividends

by the

Bank

as our

principal
source of funds

to pay dividends

in the future,

if any,

and to make

other payments. It

is the policy

of the Federal

Reserve
Board that BHCs

should pay cash

dividends on common

stock only out

of income available

over the past

year and only

if
prospective earnings retention

is consistent with

the organization’s expected future

needs and

financial condition. The

policy
provides that BHCs should not maintain a level of cash dividends that undermines the BHC’s ability to serve as a source of strength to its banking subsidiaries.
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

$1 billion in
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

arrangements. The

federal banking

agencies proposed

such regulations

in April

2011

and issued

a
second proposed

rule in

April 2016.

The second

proposed rule

would apply to

all banks,

among other

institutions, with

at
least $1 billion in average total

consolidated assets. Final regulations have not been adopted as of the date of this Form 10-
K.

If

adopted,

these

or

other

similar

regulations

would

impose

limitations

on

the

manner

in

which

we

may

structure
compensation for our executives and other

employees that go beyond the requirements

of GSICP.

The scope and content
of the

federal banking

agencies’ policies

on incentive

compensation are

continuing

to develop

and are

likely to

continue
evolving, but the timeframe for finalization of such policies is not known at this time.
Limits on Transactions with Affiliates and

Insiders
Insured depository institutions are subject to restrictions

on their ability to conduct transactions

with affiliates and other
related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements,

and collateral
requirements on certain transactions by

an insured depository institution with,

or for the benefit

of, its affiliates. Transactions
covered by Section 23A include loans,

extensions of credit, investment

in securities issued by an affiliate,

and acquisitions
of assets from

an affiliate. Section

23B of the

Federal Reserve

Act requires that

most types of

transactions by

an insured
depository

institution

with,

or

for

the

benefit

of,

an

affiliate

be

on

terms

at

least

as

favorable

to

the

insured

depository
institution as if the transaction were conducted with an

unaffiliated third party.

USCB Financial Holdings, Inc.

2022 10-K

An affiliate of a bank

is any company or entity

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
institutions.

The

deposits

are

insured

by

the

FDIC

up

to

applicable

limits.

As

a

general

matter,

the

maximum

deposit
insurance amount is $250 thousand per depositor.
Additionally, FDIC

-insured depository institutions are required

to pay deposit insurance assessments

to the FDIC. The
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

a certain maximum,

and the range varies

based
on the

institution’s

composite CAMELS

rating. The

deposit insurance

assessment

is calculated

by multiplying

the bank’s
assessment base by the total base assessment

rate.
In October

2022, the

FDIC finalized

a rule

that will

increase the

initial base

deposit insurance

assessment rates

by 2
basis points, beginning

with the first quarterly

assessment period of

2023 (January 1,

2023 through March

31, 2023). The
FDIC, as required

under the Federal

Deposit Insurance

Act, established

a plan in

September 2020 to

restore the Deposit
Insurance Fund (“DIF”) reserve ratio to meet or exceed

the statutory minimum of 1.35 percent within eight

years. This plan
did not

include an

increase in

the deposit

insurance assessment

rate. Based

on the

FDIC’s recent

projections, however,
the FDIC determined that the DIF reserve

ratio is at risk of not reaching

the statutory minimum by the statutory

deadline of
September 30, 2028 without increasing

the deposit insurance assessment rates. The

increased assessment would improve
the likelihood

that the

DIF reserve

ratio would

reach the

required minimum

by the

statutory deadline,

consistent

with the
FDIC’s Amended Restoration

Plan. The FDIC also

concurrently maintained the

Designated Reserve Ratio

(“DDR”) for the
DIF at 2 percent for 2023. The new assessment rate

schedules will remain in effect unless and until the reserve ratio meets or exceeds 2 percent

in order to support

growth in the DIF

in progressing toward

the FDIC’s long-term

goal of a 2 percent
DRR. Progressively lower assessment

rate schedules will take effect

when the reserve ratio reaches

2 percent, and again
when it reaches

2.5 percent. The

revised assessment

rate schedule will remain

in effect unless

and until the

reserve ratio
meets or exceeds 2 percent, absent further action by the FDIC.
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

uninsured depositors,

along with the

FDIC, will have

priority in payment

ahead of unsecured,

non-
deposit creditors,

including U.S.

Century Bank,

with respect

to any

extensions of

credit they

have made

to such

insured
depository institution.

USCB Financial Holdings, Inc.

2022 10-K

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

choices.

Financial
institutions

must

provide consumers

who do

not

opt

in

with

the

same

account

terms,

conditions

and

features

(including
pricing) that they provide to consumers who do opt in.
Federal Reserve System and Federal Home Loan

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
0.05% (or

5 basis

points), which

is subject

to annual

adjustments, of

the Bank’s

total assets

at the

end of

each calendar
year (up

to

a maximum

of $15

million),

plus

4.25%

of

our outstanding

advances

(borrowings)

from

the FHLB

of

Atlanta
under the activity-based stock ownership requirement.
Anti-Money Laundering Regulation
As a financial

institution, we

must maintain

anti-money laundering

programs that

include established

internal policies,
procedures

and

controls,

a

designated

compliance

officer,

an

ongoing

employee

training

program,

and

testing

of

the
program by an independent audit function in accordance

with the Bank Secrecy Act of 1970, as amended (“BSA”), and the regulations issued

by the

Department of

the Treasury

in 31

CFR Chapter

X, FDIC

Rule 326.8

and the

Florida Control

of
Money Laundering

and Terrorist

Financing in

Financial Institutions

Act. Financial

institutions are

prohibited from

entering
into specified

financial

transactions

and account

relationships

and must

meet enhanced

standards for

due

diligence and
“knowing your customer” in

their dealings with

foreign financial institutions, foreign

customers and other

high risk customers.
Financial

institutions

must

also

take

reasonable

steps

to

conduct

enhanced

scrutiny

of

account

relationships

to

guard
against money laundering

and to report transactions

that meet certain

dollar amount thresholds

as well as

any suspicious
transactions. Recent laws,

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
of

the

regulators

in

recent

years.

In

addition,

the

regulators

are

required

to

consider

compliance

in

connection

with

the
regulatory

review

of

certain

applications.

In

recent

years,

regulators

have

expressed

concern

over

banking

institutions’
compliance

with

anti-money

laundering

requirements

and,

in

some

cases,

have

delayed

approval

of

their

expansionary
proposals. The regulators and other

governmental authorities have

been active in imposing

“cease and desist” orders

and
significant money penalty sanctions against institutions

found to be in violation of the anti-money laundering regulations.
USA PATRIOT

Act
The USA PATRIOT Act became effective on October 26, 2001 and amended the BSA. The USA PATRIOT Act requires
banks to establish anti-money laundering programs

that include, at a minimum:
•

a bank

compliance

program

that contains

internal

policies,

procedures

and

controls

designed

to

implement

and
maintain the

bank’s compliance

with all

of the

requirements

of the

USA PATRIOT

Act, the

BSA and

related laws
and regulations;

bank wide

systems

and procedures

for monitoring

and reporting

of suspicious

transactions

and
activities;
•

a designated compliance officer;
•

employee training for bank employees;
•

an independent audit function to test the efficacy

of the bank’s anti-money laundering program;
•

procedures to verify the identity of each bank customer upon the opening of accounts;
•

heightened due diligence policies,

procedures and controls applicable to

certain foreign accounts and

relationships;
and

USCB Financial Holdings, Inc.

2022 10-K

•

required reports to law enforcement and/or financial regulators to assist in the deterrence and prevention of money laundering activities.
Additionally,

the USA PATRIOT

Act requires each financial

institution to develop a

customer identification program,

or
CIP, as part of its anti-money

laundering program. The key

components of the

CIP are identification

verification, government
list comparison,

notice and

record retention.

The purpose

of the

CIP is

to enable

the financial

institution to

determine the
true identity

and anticipated

account activity

of each

customer.

To

make this

determination, the

financial institution

must,
among other things, collect certain information from customers at the time they enter into the customer relationship with the
financial institution.

This information must

be verified

within a

reasonable time. Furthermore,

all customers

must be

screened
against any CIP-related government lists of known or suspected terrorists or other “sanctioned” persons. On May 11, 2018, the U.S. Treasury’s

Financial Crimes Enforcement

Network, or FinCEN, issued

a final rule under

the BSA requiring

banks
to identify and verify the

identity of the natural persons behind

their customers that are legal entities—the beneficial owners.
We

and

our

affiliates

have

adopted

policies,

procedures

and

controls

designed

to

comply

with

the

BSA

and

the

USA
PATRIOT

Act.
The Office of Foreign Assets Control
The Office of Foreign Assets Control (the “OFAC”)

is responsible for helping to ensure that U.S. entities do not engage in transactions with

“enemies” of

the United States,

as defined by

various Executive Orders

and Acts of

Congress. OFAC
publishes lists of

names of

persons and organizations

suspected of aiding,

harboring or

engaging in terrorist

acts; owned
or

controlled

by,

or

acting

on

behalf

of

target

countries;

and

narcotics

traffickers.

Such

persons

are

referred

to

as
“sanctioned” persons.

If a bank

finds a name on

any transaction, account

or wire transfer

that is on an

OFAC list,

it must freeze

the account
and/or block the transaction or wire transfer. We utilize an outside vendor to oversee the inspection of our accounts and the
filing of any notifications.

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
•

the

Truth-In-Lending

Act,

or

TILA,

and

Regulation

Z,

governing

disclosures

of

credit

and

servicing

terms

to
consumer borrowers and including substantial new requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act
•

the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information
to enable the

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
•

the FDIA, which, among other things, limits the amount of

deposit insurance available per account to $250,000 and
imposes other limits on deposit-taking;
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

USCB Financial Holdings, Inc.

2022 10-K

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

information to a

nonaffiliated third

party.

Federal banking agencies,

including the
FDIC, have adopted

guidelines for establishing information

security standards and cybersecurity

programs for implementing
safeguards.

These

guidelines,

along

with

related

regulatory

materials,

increasingly

focus

on

risk

management

and
processes related to information technology and the use

of third parties in the provision of financial services.
In addition to federal laws and regulations, we are subject

to state laws governing customer privacy and cybersecurity.
The Florida Information Protection Act of 2014 (“Florida Act”) requires notification of the

Florida Department of Legal Affairs
of any breach involving

personal information that

affects more than

500 people as

well as requiring notification

of affected
individuals of

a breach.

The Florida

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
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) is

an independent regulatory authority housed within the Federal
Reserve Board. The CFPB has broad authority to regulate the offering and provision of consumer financial products and to
prevent institutions subject to its authority from engaging in “unfair and deceptive or abusive acts or practices” with respect
to their

offering of consumer

financial products or

services. The CFPB

has the

authority to

supervise and examine

depository
institutions with more than

$10 billion in assets for

compliance with federal consumer

laws. The authority to supervise

and
examine depository

institutions with

$10 billion or

less in assets,

such as the

Bank, for

compliance with federal

consumer
laws remains largely with those institutions’ primary

federal regulators. However, the CFPB may participate in examinations of these smaller institutions

on a “sampling basis”

and may refer potential

enforcement actions against

such institutions to
their primary regulators.

As such, the

CFPB may participate

in examinations of

the Bank. In

addition, states are

permitted
to adopt consumer

protection laws and

regulations that are stricter

than the regulations promulgated

by the CFPB,

and state
attorneys general are permitted to enforce consumer

protection rules adopted by the CFPB against certain institutions.
The Volcker Rule
The Dodd-Frank Act

prohibits (subject to

certain exceptions) us

and our

affiliates from engaging

in short term

proprietary
trading in securities and derivatives and from

investing in and sponsoring certain investment companies defined in the rule
as “covered

funds” (including

not only

hedge funds,

commodity pools

and private

equity funds,

but also

a range

of asset
securitization structures

that do not

meet exemptive

criteria in the

final rules). This

statutory provision

is commonly

called
the “Volcker Rule.” At December 31, 2022, we are not

subject to the Volcker Rule because of our asset

size, which is below
the $10.0 billion Volcker

Rule threshold.
Community Reinvestment Act and Fair Lending Requirements
As

previously

noted,

we

are

subject

to

certain

fair

lending

requirements

and

reporting

obligations

involving

home
mortgage

lending

operations.

We

are

also

subject

to

certain

requirements

and

reporting

obligations

under

the

federal
Community Reinvestment Act (“CRA”).

The CRA and

its corresponding regulations are

intended to encourage banks

to help
meet the credit needs of

the communities they serve,

including low-

and moderate-income neighborhoods,

consistent with
safe and sound banking practices.

Accordingly,

the

CRA

generally

requires

federal

banking

agencies

to

evaluate

the

record

of

a

financial

institution

in
meeting applicable

CRA requirements.

The CRA

further requires

the agencies

to take

into account our

record of

meeting

USCB Financial Holdings, Inc.

2022 10-K

community

credit

needs

when

evaluating

applications

for,

among

other

things,

new

branches

or

mergers.

We

are

also
subject to analogous state CRA requirements

in Florida and certain other states

in which we may establish branch

offices.
In

connection

with

their

assessments

of

CRA

performance,

the

FDIC

and

FOFR

assign

a

rating

of

“outstanding,”
“satisfactory,”

“needs to

improve,” or

“substantial

noncompliance.” We

received a

“satisfactory” CRA

Assessment

Rating
from

both regulatory

agencies

in our

most

recent CRA

examinations.

In addition

to substantive

penalties

and corrective
measures that may

be required for

a violation of

certain fair lending

laws, the federal

banking agencies may

take compliance
with such

laws and

CRA into

account when

regulating and

supervising other

activities of

the bank,

including in

acting on
expansionary proposals such as when a bank submits

an application to establish bank branches, merge with

another bank,
or acquire

the assets

and assume

the liabilities

of another

bank. An

unsatisfactory

CRA and/or

fair lending

record could
substantially delay

or block

any such

transaction. The

regulatory agency's

assessment of

the institution's

record is

made
available to the

public at

www.ffiec.gov/craratings.

Following its most

recent CRA performance

evaluation in March

2020,
U.S. Century Bank received an overall rating of "Satisfactory."
Call Reports and Examination Cycle
All institutions, regardless of size, submit

a quarterly call report that includes

data used by federal banking agencies

to
monitor the condition, performance, and

risk profile of individual institutions

and the industry as a

whole. In June 2019, the
federal banking agencies issued a

final rule to permit insured depository

institutions with total assets of

less than $5 billion
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

Federal Reserve

Board. Changes

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

available

to

the

Federal

Reserve

Board.

These

monetary

policies

are

used

in

varying

combinations

to
influence overall growth and distributions of bank loans, investments and deposits,

which may affect interest rates charged
on

loans

or

paid

on

deposits.

The

monetary

policies

of

the

Federal

Reserve

Board

have

had

a

significant

effect

on the
operating results

of commercial

banks and

are expected

to continue

to do

so in

the future.

The Federal

Reserve Board’s
policies are primarily influenced by the dual mandate of price stability and full employment, and to a lesser degree by short-
term

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

Act or new bills comparable

in scope to the CARES
Act. We

continue to

assess

the

impact

of

the

CARES

Act,

the

Consolidated

Appropriations

Act,

2021

and

the

potential

USCB Financial Holdings, Inc.

2022 10-K

impact

of

new

COVID-19

legislation

and

other

statutes,

regulations

and

supervisory

guidance

related

to

the

COVID-19
pandemic.
A

principal

provision

of

the

CARES

Act

amended

the

SBA’s

loan

program

to

create

a

guaranteed,

unsecured

loan
program, the Paycheck Protection

Program, or PPP, to fund operational costs

of eligible businesses, organizations

and self-
employed persons impacted by COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are
fully guaranteed by the SBA. Additionally,

loan payments will also be deferred

for the first six months of the

loan term. The
PPP commenced on

April 3,

2020 and was

available to qualified

borrowers through August

8, 2020.

No collateral

or personal
guarantees were required. On December 27, 2020,

President Trump signed the Consolidated Appropriations Act, 2021 into law which included the Economic Aid to Hard-Hit Small Businesses,

Nonprofits, and Venues Act, or

the HHSB Act. Among
other things, the HHSB Act renewed the

PPP,

allocating $284.45 billion for both new first time PPP

loans under the existing
PPP and

the expansion

of existing

PPP loans

for certain

qualified, existing

PPP borrowers.

In addition

to extending

and
amending the PPP,

the HHSB Act also creates

a new grant program

for “shuttered venue operators.”

As of December 31,
2022, we had 6 active PPP loans remaining totaling $1.3

million.
The

CARES

Act,

as

extended

by certain

provisions

of

the

Consolidated

Appropriations

Act,

2021,

permits

banks

to
suspend

requirements

under

GAAP

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

December 31, 2022, there

were no

loans in

our portfolio

in deferral

status associated
with the COVID-19 pandemic.
See

Note

3

“Loans”

of

the

Consolidated

Financial

Statements

included

in

this

Annual

Report

Form

10-K

for

further
details.
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
Report

on

Form

10-K.

In

addition,

the

FDIC

and

the

SEC

each

maintains

a

website

that

contains

reports

and

other
information that is filed.

USCB Financial Holdings, Inc.

2022 10-K

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
•

The continuing

COVID-19 pandemic

has, and may

continue to,

adversely affect

our business,

financial condition,
liquidity, capital and

results of operations.
•

Inflationary pressures and rising prices may affect

our results of operations and financial condition.
•

Financial challenges

at other

banking institutions

could lead

to depositor

concerns that

spread within

the banking
industry causing disruptive deposit outflows and other destabilizing results.
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

A failure or the perceived risk

of a failure to raise the statutory

debt limit of the U.S.

could have a material adverse
effect on our business, financial condition and results

of operations.
•

Our allowance for credit losses may not be sufficient

to absorb potential losses in our loan portfolio.

•

Our commercial loan portfolio may expose us to increased

credit risk.

•

The imposition of limits by the bank regulators

on commercial real estate lending

activities could curtail our growth
and adversely affect our earnings.
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

USCB Financial Holdings, Inc.

2022 10-K

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
•

We operate in a highly regulated environme

nt.
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
•

Climate change

and related

legislative and

regulatory initiatives

may materially

affect our

business and

results of
operations.
Risks Related to Our Class A Common Stock
•

Ability to pay dividends on our common stock

is subject to restrictions.

USCB Financial Holdings, Inc.

2022 10-K

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

of our loan

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
In addition, there are

continuing concerns related

to, among other things,

the level of

U.S. government debt

and fiscal
actions that may

be taken to

address that debt,

price fluctuations of key

natural resources, inflation, the

potential resurgence
of economic and political tensions with China, the Russian invasion of Ukraine and continuing high oil prices due to, among
other things, Russian supply disruptions, each of

which may have a destabilizing effect

on financial markets and economic
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

USCB Financial Holdings, Inc.

2022 10-K

impact the markets in which we operate

or any of our borrowers otherwise are

affected by adverse business developments,
our

SMB

borrowers

may

be

disproportionately

affected

and

their

ability

to

repay

outstanding

loans

may

be

negatively
affected, which could have a material adverse effect

on our business, financial condition and results of operations.
The

continuing

COVID-19

pandemic

has,

and

may

continue

to,

adversely

affect

our

business,

financial
condition, liquidity, capital and results

of operations.
The extent and duration

to which the

continuing COVID-19 pandemic

will affect our

business in the

future is unknown
and will depend

on future developments,

which are highly

uncertain and outside

our control. These

developments include
the

duration

and

severity

of

the

pandemic

(including

the

possibility

of

further

surges

of

COVID-19

variants

of

concern),
supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit

risk,

rising inflation,

our ability

to maintain

sufficient

qualified personnel

due to

labor shortages,

talent attrition,
employee illness, quarantine,

willingness to return

to work, face-coverings

and other safety

requirements, or travel

and other
restrictions, and the actions taken

by governments, businesses and individuals

to contain the impact of

COVID-19, as well
as

further

actions

taken

by

governmental

authorities

to

limit

the

resulting

economic

impact.

It

is

also

possible

that

the
pandemic

and

its

aftermath

will

lead

to

a

prolonged

economic

slowdown

in

sectors

disproportionately

affected

by

the
pandemic or recession in the U.S. economy or the world

economy in general.
Inflationary pressures and rising prices may affect

our results of operations and financial condition.
Inflation

has

risen

sharply

since

the

end

of

2021

to

levels

not

seen

in

more

than

40

years.

Small

to

medium-sized
businesses may be

impacted more during

periods of high

inflation, as they are

not able to leverage

economics of scale

to
mitigate cost pressures compared

to larger businesses. Consequently,

the ability of our business

customers to repay their
loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial

condition. Furthermore,

a prolonged period

of inflation could

cause wages

and other of

our costs
to increase, which could adversely affect our results

of operations and financial condition.
Financial

challenges

at

other

banking

institutions

could

lead

to

depositor

concerns

that

spread

within

the
banking industry causing disruptive deposit outflows

and other destabilizing results.
In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows,

resulting in the

institutions being placed

into FDIC receiverships.

In the aftermath,

there has been
substantial

market

disruption

and

indications

that

deposit

concerns

could

spread

within

the

banking

industry,

leading

to
deposit outflows

and other

destabilizing results.

U.S. Century

Bank maintains

a well-diversified

deposit base.

Our top 15
depositors only

hold 12%

of our

total portfolio.

As of

December 31,

2022, 39% of

our deposits

are estimated

to be FDIC-
insured. Our public funds

are 11%

of total deposits and

are partially collateralized.

The estimated average account

size of
our deposit

portfolio is

$95 thousand. In

addition, the Bank

was qualified

as a

“well capitalized” institution

as of

December 31,
2022 and 2021.

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
products

and

materials

that

customers

import

or export,

or a

trade

war or

other

related governmental

actions

related

to
tariffs,

international

trade

agreements

or

policies

or

other

trade

restrictions

have

the

potential

to

negatively

impact

our
customers' costs, demand

for our products,

or the U.S.

economy or

certain sectors thereof

and, thus, could

adversely impact
our business,

financial condition

and results

of operations.

As a

result of

Russia's invasion

of Ukraine,

the U.S.

imposed,
and is likely to continue to impose material additional, financial and economic sanctions and export controls against certain
Russian organizations and/or individuals, with similar actions either implemented or planned by the European Union ("EU")
and

the

United

Kingdom

(“UK”) and

other

jurisdictions.

The

U.S.,

the

UK,

and

the

EU

have

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

USCB Financial Holdings, Inc.

2022 10-K

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

31, 2021.
Regulators, industry groups

and certain communities

(e.g., the Alternative

Reference Rates Committee)

have, among
other

things,

published

recommended

fallback

language

LIBOR-linked

financial

instruments,

identified

recommended
alternatives for certain LIBOR rates (e.g.,

the Secured Overnight Financing Rate (“SOFR”) as the

recommended alternative
to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.

At this
time, while it appears that

these recommendations and proposals

have been broadly accepted, it

is not possible to predict
whether they

will continue

to evolve,

and what

the effect

of their

implementation

may be

on the

markets

for floating

rate
financial instruments.

The uncertainty

surrounding potential

reforms,

including the

use of

alternative reference

rates and
changes

to

the

methods

and

processes

used

to

calculate

rates,

may

have

an

adverse

effect

on

the

trading

market

for
LIBOR-based

securities,

loan

yields,

and

the

amount

received

and

paid

on

derivative

contracts

and

other

financial
instruments.

In addition,

the implementation of

LIBOR reform proposals

may result in

increased compliance and

operational
costs.
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

USCB Financial Holdings, Inc.

2022 10-K

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
It is currently expected that during 2023,

the Federal Open Market Committee of the Federal

Reserve (the “FOMC”) will
increase interest rates

to reduce the

rate of

inflation to the

extent necessary

to reduce

inflation to the

rate that the

FOMC
believes is appropriate. Since March 2022, the FOMC has increased the federal funds rate by

450 basis points. All of these
increases were expressly

made in response

to inflationary pressures,

which are currently

expected to continue.

However,
there can be no assurances as to any future FOMC action.

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

repay or

that prepay before

maturity with new

originations at higher

rates, minimize increases

on our

deposit
rates, and maintain an acceptable

level and composition of

funding. We cannot provide

assurances that we will

be able to
increase

our

loan

offering

rates

and

continue

to

originate

loans

due

to

the

competitive

landscape

in

which

we

operate.
Additionally,

we cannot

provide assurances

that we

can minimize

the increases

in our

deposit rates

while maintaining

an
acceptable

level

of

deposits.

Finally,

we

cannot

provide

any

assurances

that

we

can

maintain

our

current

levels

of
noninterest-bearing deposits as customers may seek

higher-yielding products when interest rates increase.
Accordingly,

changes

in

levels

of

interest

rates

could

materially

and

adversely

affect

our

net

interest

margin,

asset
quality, loan origination

volume, average loan portfolio balance, liquidity,

and overall profitability.
A

failure

or

the

perceived

risk of

a

failure

to

raise

the

statutory

debt

limit

of

the

U.S.

could

have

a

material
adverse effect on our business, financial condition

and results of operations
.
U.S. debt ceiling and budget deficit

concerns have increased the

possibility of additional credit-rating

downgrades and
economic slowdowns, or a recession in

the United States. Although U.S.

lawmakers passed legislation to

raise the federal
debt ceiling on multiple occasions, including the most recent increase in December 2021, ratings agencies have lowered or threatened to lower the long-term sovereign

credit rating on the United

States. The impact of this

or any further downgrades
to the U.S. government’s sovereign credit rating or its

perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further

quantitative easing by the Federal Reserve,

these developments
could cause interest rates

and borrowing costs to rise,

which may negatively impact

our ability to access

the debt markets
on favorable terms. In

addition, disagreement over

the federal budget has

caused the U.S.

federal government to shut

down
for

periods

of

time.

Continued

adverse

political

and

economic

conditions

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

USCB Financial Holdings, Inc.

2022 10-K

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

CECL model, which became
applicable

to

us

on

January

1,

2023.

CECL

requires

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
property and

may have

to hold

the property

for an

indeterminate

period of

time, any

of which

could adversely

affect

our
business, prospects, cash flow,

liquidity, financial

condition and results of operations.
The imposition

of limits

by the

bank regulators

on commercial

real estate

lending activities

could curtail

our
growth and adversely affect our earnings.

The

FDIC,

the

Federal

Reserve

Board

and

the

Office

of

the

Comptroller

of

the

Currency

have

promulgated

joint
guidance

on

sound

risk

management

practices

for

financial

institutions

with

concentrations

in

commercial

real

estate
lending. Under this guidance, a financial

institution that, like us, is actively

involved in commercial real estate lending should
perform

a

risk

assessment

to

identify

concentrations.

Regulatory

guidance

on

concentrations

in

commercial

real

estate
lending provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where
total

commercial

real

estate

loans,

including

loans

secured

by

multi-family

residential

properties,

owner-occupied

and
nonowner-occupied investor

real estate, and

construction and

land loans,

represent 300%

or more of

an institution’s

total
risk-based capital, and the outstanding

balance of the commercial real estate

loan portfolio has increased by 50%

or more
during the

preceding

36 months.

At December

31, 2022,

our total

commercial investor

real estate

loans, including

loans

USCB Financial Holdings, Inc.

2022 10-K

secured by apartment buildings,

commercial real estate,

and construction and land

loans represented 390% of

the Bank’s
total risk-based capital and the growth in the

commercial real estate portfolio exceeded 50% over the preceding 36 months.
The particular

focus of

the guidance

is on

exposure to

commercial real

estate loans

that are

dependent on

the cash

flow
from the

real estate

held as

collateral and

that are

likely to

be at

greater risk

to conditions

in the

commercial

real estate
market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is

to guide institutions in developing

risk management practices and

capital levels commensurate
with the

level and

nature of

real estate

concentrations.

Management has

established an

commercial real

estate lending
framework to

monitor specific exposures

and limits by

types within the

commercial real estate

portfolio and

takes appropriate
actions, as necessary. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio

consistent with

this guidance,

the FDIC, U.S.

Century Bank’s

primary federal

regulator,

could require
us

to

implement

additional

policies

and

procedures

pursuant

to

their

interpretation

of

the

guidance

that

may

result

in
additional costs to us. In addition, If the FDIC were

to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, our earnings would be adversely

affected.
Our

SBA

lending

program

is dependent

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

USCB Financial Holdings, Inc.

2022 10-K

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
loans or other

real estate

owned (“OREO”),

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

USCB Financial Holdings, Inc.

2022 10-K

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

A

significant

portion

of

our

loan

portfolio

is

secured

by

real

estate,

and

we

could

become

subject

to

environmental
liabilities with respect

to one or

more of these

properties, or with

respect to properties that

we own in

operating our business.
During the ordinary course of

business, we may foreclose on and take

title to properties securing defaulted loans.

In doing
so, there is

a risk that

hazardous or toxic

substances could

be found on

these properties. If

hazardous conditions

or toxic
substances are found

on these properties,

we may be

liable for remediation

costs, as well

as for personal

injury and property
damage, civil

fines and

criminal penalties

regardless

of when

the hazardous

conditions or

toxic substances

first affected
any particular property.

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

USCB Financial Holdings, Inc.

2022 10-K

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

potential

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

USCB Financial Holdings, Inc.

2022 10-K

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
Our business

needs and

future growth

may require

us to

raise additional

capital and

that capital

may not

be
available on terms acceptable to us or may be dilutive to

existing shareholders.

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

USCB Financial Holdings, Inc.

2022 10-K

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
•

the possibility of regulatory approval for the acquisition being delayed,

impeded, restrictively conditioned, including
the requirement to divest

various activities, or denied

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
•

the need to raise capital; and
•

inability to generate sufficient revenue to offset

acquisition costs.
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

Additionally,

to attract and retain personnel
with appropriate skills and

knowledge to support our

business, we may offer

a variety of benefits, including

equity awards,
which may reduce our earnings or adversely affect

our business, results of operations, financial condition or

prospects.

USCB Financial Holdings, Inc.

2022 10-K

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

USCB Financial Holdings, Inc.

2022 10-K

means. We

have been

targeted by

individuals and

groups using

phishing campaigns,

pretext calling,

malicious code

and
viruses and expect to

be subject to such

attacks in the future.

While we have

not experienced a material

cyber-incident or
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

USCB Financial Holdings, Inc.

2022 10-K

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

Certain of our directors

are or may

become subject to fiduciary

obligations in connection with

their service on the

boards
of

directors

of

other

corporations,

including

financial

institutions.

A

director's

association

with

other

financial

institutions,
which give rise to

fiduciary or contractual obligations to such other

institutions, may create conflicts of interest. To the extent that any of our directors

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

us.
Pursuant to an agreement between us and each of our Significant Investors

(as defined below), each of the Significant
Investors has the right

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

USCB Financial Holdings, Inc.

2022 10-K

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

future failure

to maintain

effective internal

control over

financial reporting

could impair

the reliability

of
our financial

statements, which

in turn could

harm our business,

impair investor

confidence in the

accuracy and
completeness of

our financial

reports and

our access

to the

capital markets,

cause the

price of

our Class

A common
stock to decline and subject us to regulatory penalt

ies.
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

we are required to certify

our compliance with Section

404
of the Sarbanes-Oxley Act

beginning with this Annual

Report on Form 10-K,

which requires us to annually

furnish a report
by management on

the effectiveness

of our internal

control over financial

reporting. When

evaluating our internal

controls
over financial

reporting, we

may identify

material

weaknesses

that we

may not

be able

to remediate

in time

to meet

the
applicable deadline imposed upon

us for compliance with

the requirements of Section

404 of the Sarbanes-Oxley

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

of the Sarbanes

-Oxley Act,
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

USCB Financial Holdings, Inc.

2022 10-K

While we remain an

emerging growth company or a

non-accelerated smaller reporting company, we will not be

required
to

include

an

attestation

report

on

internal

control

over

financial

reporting

issued

by

our

independent

registered

public
accounting firm.

To

prepare for

eventual compliance

with the auditor

attestation requirement

of Section

404 of

Sarbanes-
Oxley once we no longer qualify as an emerging growth company, we are currently engaged in a process to document

and
evaluate our

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

USCB Financial Holdings, Inc.

2022 10-K

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

USCB Financial Holdings, Inc.

2022 10-K

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

USCB Financial Holdings, Inc.

2022 10-K

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.
The effects

of climate change

continue to

create an

alarming level

of concern for

the state of

the global

environment.
As a result, the global business community has

increased its political and social awareness surrounding

the issue, and the
United States

has entered

into international

agreements in

an attempt

to reduce

global temperatures,

such as

reentering
the Paris Agreement.

Further,

the U.S. Congress,

state legislatures

and federal and

state regulatory agencies

continue to
propose numerous

initiatives to supplement

the global effort

to combat climate

change. Similar and

even more expansive
initiatives

are

expected

under

the

current

administration,

including

potentially

increasing

supervisory

expectations

with
respect to banks’

risk management

practices, accounting

for the effects

of climate change

in stress testing

scenarios and
systemic

risk assessments,

revising expectations

for credit

portfolio concentrations

based on

climate-related

factors

and
encouraging investment

by banks

in climate-related initiatives

and lending

to communities

disproportionately impacted

by
the effects

of climate change.

The lack

of empirical data

surrounding the

credit and

other financial

risks posed

by climate
change render it difficult, or

even impossible, to predict how climate

change may impact our financial

condition and results
of operations; however,

the physical effects

of climate change may

also directly impact

us. Specifically,

unpredictable and
more frequent weather disasters may adversely impact the real property, and/or the value of the real property,

securing the
loans in our

portfolios. Additionally,

if insurance

obtained by

our borrowers

is insufficient

to cover any

losses sustained

to
the collateral, or if

insurance coverage is

otherwise unavailable to

our borrowers, the

collateral securing our

loans may be
negatively impacted by climate change, natural disasters and related events, which could impact our

financial condition and
results

of

operations. Further,

the effects

of climate

change may

negatively

impact

regional

and

local economic

activity,
which could adversely

affect our customers

and the communities

in which we

operate. Overall, climate

change, its effects
and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
Risks Related to Our Class A Common Stock
Our ability to pay dividends is subject to restrictions.
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

USCB Financial Holdings, Inc.

2022 10-K

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

L.P.

and Patriot Financial

Partners Parallel II, L.P.

(collectively,

"Patriot"), and Priam

Capital Fund II,
LP

("Priam,"

and

together

with

Patriot,

the

"Significant

Investors").

As

of

February

28,

2023

Patriot

and

Priam

own

USCB Financial Holdings, Inc.

2022 10-K

approximately 22.71%

and 22.71
% 1 , respectively, of our outstanding Class A common stock. In addition, Patriot and Priam are each entitled to nominate a director to our Board and have certain subscription rights to purchase new equity securities that we issued in the future,

in each case as long as certain equity

ownership criteria are met. Patriot and

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
1

Adjust as necessary due to Class A common stock

repurchases.

USCB Financial Holdings, Inc.

2022 10-K

Item 1B. Unresolved Staff Comments
None.
Item 2.

Properties
The Company’s corporate office

s

are headquartered at 2301 N.W.

87th Avenue, Miami, Florida 33172. The Company,
through the

Bank,

operates

10 banking

centers

in South

Florida

within Miami

-Dade and

Broward counties.

From

the 10
banking centers, nine of these locations are leased and one is owned. The banking center that is owned is located at 3999
Sheridan St, Hollywood, FL 33021. Management

believes that each of these locations

are in good condition and adequate
to meet our present and foreseeable needs, subject to

possible future expansion.

See Note 4 “Leases”

and Note 5 “Premises

and Equipment”

to the Consolidated Financial

Statements included in this
Annual Report on Form 10-K for additional information.
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
There can be no

assurance that any

future legal proceedings

to which we are

a party will not

be decided adversely

to
our interests and have a material adverse effect

on our financial condition and operations.
Item 4.

Mine Safety Disclosures
Not applicable.

USCB Financial Holdings, Inc.

2022 10-K

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
High Low
Quarter Ended:
September 30, 2021 $ 13.91 $ 10.57
December 31, 2021 $ 15.89 $ 12.30
March 31, 2022 $ 15.49 $ 13.30
June 30, 2022 $ 14.84 $ 11.21
September 30, 2022 $ 14.74 $ 11.08
December 31, 2022 $ 14.30 $ 12.16
As of

December 31, 2022,

our Class

B common

stock is not

listed or

traded on

any stock

exchange and

no shares

were
issued and outstanding at such date.
Holders
As

of

January

31,

2023,

the

Company’s

Class

A

common

shares

were

held

by

approximately

300

shareholders

of
record, not

including the

number

of persons

or entities

whose stock

is held

in nominee

or “street”

name through

various
brokerage firms and banks.
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

dividends under federal and

state banking laws, regulations

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
Securities Authorized for Issuance Under Equity Compensation

Plans
See Note

9 ”Equity

Based and

Other Compensation

Plans” to

the Consolidated

Financial Statements

included in this
Annual Report Form on 10-K for additional information

required.

USCB Financial Holdings, Inc.

2022 10-K

$-

$20

$40

$60

$80

$100

$120

$140

$160
7/22/2021
8/8/2021
8/25/20219/11/20219/28/2021
10/15/2021
11/1/2021
11/18/2021
12/5/2021
12/22/2021
1/8/2022
1/25/20222/11/20222/28/20223/17/2022
4/3/2022
4/20/2022
5/7/2022
5/24/20226/10/20226/27/20227/14/20227/31/20228/17/2022
9/3/2022
9/20/202210/7/2022
10/24/202211/10/2022 11/27/2022 12/14/202212/31/2022
COMPARISON OF CUMULATIVE

TOTAL RETURN
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
2022, with the cumulative total return

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
stock.
07/23/2021 12/31/2021 12/31/2022
USCB Financial Holdings, Inc. (USCB) $ 100 $ 140 $ 122
NASDAQ Bank (BANK) $ 100 $ 115 $ 94
NASDAQ ABA Community Bank (QABA) $ 100 $ 114 $ 101
NASDAQ Composite (IXIC) $ 100 $ 107 $ 71
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by Issuer and Other

Affiliates

On January

24, 2022,

the Board

approved a

share repurchase

program of

up to 750,000

shares of

Class A

common
stock.

Under the

repurchase

program,

the Company

may purchase

shares of

Class

A common

stock on

a discretionary
basis from time

to time through

open market repurchases, privately

negotiated transactions, or otherwise

in compliance with
Rule

10b-18

under

the

Exchange

Act.

As

of

December 31,

2022,

neither

the

Company

nor

any

of

its

affiliates

had
repurchased any Class A common shares of the Company.
Item 6.

Reserved

USCB Financial Holdings, Inc.

2022 10-K

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

Management’s

discussion

and

analysis

of

financial

condition

and

results

of

operations

analyzes

the

consolidated
financial condition and results of operations of the Company and the

Bank, its wholly owned subsidiary, for the years ended
December 31, 2022

and 2021.

This discussion

and analysis

are best

read in

conjunction with

the Consolidated

Financial
Statements and related footnotes

of our Company presented

in Item 8 “Financial

Statements and Supplementary

Data” of
this Annual Report on Form

10-K. In addition to

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
In this Annual Report on Form 10-K, unless the context indicated otherwise, references to “we,”

“us,”, and “our” refer to
the Company and the Bank, as

the contest dictates. However, if

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
•

the strength

of

the

United

States

economy

in

general

and

the

strength

of

the

local economies

in

which

we

conduct
operations;
•

the COVID-19

pandemic

and its

impact

on us,

our employees,

customers

and third-party

service

providers,

and the
ultimate extent of the impact of the pandemic and related

government stimulus programs;
•

our ability to successfully manage interest rate risk, credit risk, liquidity risk, and other risks inherent to our

industry;
•

the

accuracy

of

our financial

statement

estimates

and

assumptions,

including

the

estimates

used

for

our credit

loss
reserve and deferred tax asset valuation allowance;
•

the efficiency and effectiveness of

our internal control environment;
•

our

ability

to

comply

with

the

extensive

laws

and

regulations

to

which

we

are

subject,

including

the

laws

for

each
jurisdiction where we operate;
•

legislative or

regulatory changes

and changes

in accounting

principles, policies,

practices or

guidelines, including

the
effects of the implementation of the Current Expected

Credit Losses (“CECL”) standard on January 1, 2023;
•

the effects of our lack of a diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor, and

industry concentrations, including our concentration in loans secured by real estate;
•

effects of climate change;
•

the concentration of ownership of our common stock;
•

fluctuations in the price of our Class A common

stock;
•

our ability

to fund

or access

the capital

markets

at attractive

rates

and

terms

and manage

our growth,

both

organic
growth as well as growth through other means, such as

future acquisitions;
•

inflation, interest rate, unemployment rate, market,

and potential monetary fluctuations;
•

impacts of international hostilities and geopolitical events;
•

increased competition and its effect

on the pricing of our products and services as well as our margin;
•

the

effectiveness

of

our

risk

management

strategies,

including

operational

risks,

including,

but

not

limited

to,

client,
employee, or third-party fraud and security breaches; and
•

other risks described in this Annual Report and other

filings we make with the SEC.
All

forward-looking

statements

are

necessarily

only

estimates

of

future

results,

and

there

can

be

no

assurance

that
actual results will

not differ

materially from

expectations. Therefore,

you are cautioned

not to place

undue reliance on

any
forward-looking

statements.

Further,

forward-looking

statements

included in

this

Annual Report

on Form

10-K are

made
only

as of

the

date

hereof,

and

we

undertake

no

obligation

to

update

or

revise

any forward

-looking

statement

to reflect
events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events,
unless required to do

so under the federal

securities laws. You

should also review

the risk factors

described herein and in

USCB Financial Holdings, Inc.

2022 10-K

the reports the Company filed or will file with the SEC and, for periods prior to the completion of the bank holding company
reorganization in December 2021, the Bank filed with the FDIC
Non-GAAP Financial Measures
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
Overview
For the year ended December 31, 2022, the Company reported net income of

$20.1 million compared with net income
of

$21.1 million for the year ended December 31, 2021.

In

evaluating

our

financial

performance,

we consider

the

level

of

and

trends

in

net

interest

income,

the

net

interest
margin, the cost of deposits,

levels and composition of

non-interest income and non-interest

expense, performance ratios,
asset quality ratios,

regulatory capital ratios, and any significant event or transaction

.
The following significant highlights are of note for the

year ended December 31, 2022:
•

Net interest

income before

provision for

credit losses

totaled $63.7 million,

an increase

of $11.2

million or

21.3%,
compared to $52.5 million for the year ended December

31, 2021.

•

Net interest margin (“NIM”) was 3.38% for the year ended

December 31, 2022 and 3.26% for the year ended 2021.
The yield on earning assets increased to 3.78% for 2022, compared to 3.52% for 2021.

•

Total

assets

grew

to

$2.1

billion

at

December

31,

2022,

an

increase

of

$231.9

million

or

12.5%,

compared

to
December 31, 2021.
•

Total

loans

grew

to

$1.5

billion

at

December

31,

2022,

an

increase

of

$317.3

million

or

26.7%,

compared

to
December 31, 2021.
•

The cost

of interest-bearing

liabilities

increased to

0.66% for

the

year ended

December

31, 2022

from

0.45%

in
December 31, 2021 as a result of the increase in market

interest rates.

•

Return on average assets for the year ended December

31, 2022 was 1.01% compared to 1.24% in 2021.
•

Return on average

stockholders’

equity for the

year ended December 31,

2022 was

10.73% compared to

11.45%
in 2021.
•

Nonperforming assets was $0.0 for the year ended December

31, 2022 compared to $1.2 million at December

31,
2021.

•

The Company maintained its strong capital position. As of December 31, 2022, the Bank was well-capitalized, with a total risk-based capital ratio of 13.65%,

a tier 1 risk-based capital ratio of

12.53%, a common equity tier 1 capital
ratio of

12.53%, and

a leverage

ratio of

9.61%. As

of December

31, 2022

and 2021,

all of

our regulatory

capital
ratios exceeded the thresholds to be well-capitalized under the applicable bank regulatory requirements.
•

The Company became the parent bank

holding company of the Bank effective

December 30, 2021. Each share of
the

Bank

was

exchanged

for

one

share

of

the

Company,

making

the

Bank

a

wholly

owned

subsidiary

of

the
Company. Shares

of the Company trade under ticker symbol “USCB” on the Nasdaq

Stock Market.

USCB Financial Holdings, Inc.

2022 10-K

Critical Accounting Policies and Estimates
The

consolidated

financial

statements

are

prepared

based

on

the

application

of

U.S.

GAAP,

the

most

significant

of
which are described

in Note 1 “Summary

of Significant Accounting

Policies” to our

Consolidated Financial Statements

.

To
prepare financial statements in conformity with GAAP,

management makes estimates, assumptions,

and judgments based
on

available

information.

These

estimates,

assumptions,

and

judgments

affect

the

amounts

reported

in

the

financial
statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as
of

the

date

of

the

financial

statements

and,

as

this

information

changes,

actual

results

could

differ

from

the

estimates,
assumptions

and

judgments

reflected

in

the

financial

statements.

In

particular,

management

has

identified

accounting
policies that, due to

the estimates, assumptions

and judgments inherent

in those policies, are

critical in understanding

our
financial statements.

Management

has presented

the application

of these

policies to

the audit

and risk

committee of

our
Board.

Allowance for Credit Losses
The allowance for credit

losses (“ACL”) is

a valuation allowance that

is established through charges

to earnings in the
form of a

provision for credit

losses. The amount

of the ACL

is affected by

the following: (i)

charge-offs of loans

that decrease
the allowance;

(ii) subsequent

recoveries on

loans previously

charged off

that increase

the allowance;

and (iii)

provisions
for credit losses charged to income that increase or decrease the allowance. Management considers the policies related to the ACL

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

which
are collateral dependent,

or deemed to

be uncollectible, any

shortfall in the

fair value of

the collateral relative

to the recorded
investment

in the loan is charged off. The amount charged-off

conforms to the amount necessary to comply with GAAP.
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

USCB Financial Holdings, Inc.

2022 10-K

The Company recognizes positions taken

or expected to be

taken in a tax

return in accordance with existing accounting
guidance on

income taxes

which prescribes

a recognition threshold

and measurement

process. Interest

and penalties on
tax liabilities, if any,

would be recorded in interest expense and other operating

non-interest expense, respectively.
Other than temporary impairment
The

Company

reviews

investments

quarterly

for

other

than

temporary

impairment

(“OTTI”).

The

following

primary
factors

are

considered

for

securities

identified

for

OTTI

testing:

percent

decline

in

fair

value,

rating

downgrades,
subordination, duration, the Company's ability to hold the debt security, and the ability of the issuers to pay all amounts due
in

accordance

with

the

contractual

terms.

Prices

obtained

from

pricing

services

are

usually

not

adjusted.

Based

on

our
internal review procedures

and the fair values

provided by the pricing

services, we believe that

the fair values provided

by
the pricing

services are

consistent with

the principles

of ASC

Topic

820, Fair

Value

Measurement. The

Company may

at
times validate the

observed prices using

the observed prices

for similar securities

to determine the

fair value of

its securities.
Changes in the fair values, as

a result of deteriorating economic conditions

and credit spread changes, should only

be
temporary.

Further,

management

believes

that

the

Company’s

other

sources

of

liquidity,

as

well

as

the

cash

flow

from
principal and interest

payments from

its securities portfolio,

reduces the

risk that losses

would be realized

as a result

of a
need to sell securities to obtain liquidity.
Segment Reporting
Management monitors the revenue streams for

all its various products and services. The identifiable segments are not
material

and

operations

are

managed

and

financial

performance

is

evaluated

on

an

overall

Company-wide

basis.
Accordingly, all

the financial service

operations are

considered by

management to be

aggregated in one

reportable operating
segment.
Results of Operations
General
The following

tables present

selected balance

sheet, income

statement, and

profitability ratios

for the

dates indicated
(in thousands, except ratios):
As of December 31,
2022 2021
Consolidated Balance Sheets:
Total

assets
$ 2,085,834 $ 1,853,939
Total

loans
(1)
$ 1,507,338 $ 1,190,081
Total

deposits
$ 1,829,281 $ 1,590,379
Total

stockholders' equity
$ 182,428 $ 203,897
(1)

Loan amounts include deferred fees/costs.
Years Ended December 31,
2022 2021
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 63,661 $ 52,496
Total

non-interest income
$ 5,228 $ 10,698
Total

non-interest expense
$ 39,309 $ 35,677
Net income

$ 20,141 $ 21,077
Net income (loss) available to common stockholders
$ 20,141 $ (70,585)
Profitability:
Efficiency ratio
57.06% 56.31%
Net interest margin

3.38% 3.26%
The Company’s results

of operations depend

substantially on net

interest income and

non-interest income. Other

factors
contributing to the

results of operations

include our provision

for credit losses,

non-interest expense, and

the provision for
income taxes.

USCB Financial Holdings, Inc.

2022 10-K

Net income

for the

year ended

December 31, 2022

was $20.1 million,

compared with

net income

of $21.1 million

for
the same

period in

2021. The Company

reported net

income per

diluted share

for the

year ended

December 31, 2022

of
$1.00 compared

to net

loss per diluted

share for

the same

period in 2021

of $6.72. The

net loss per

diluted share

for the
year ended 2021 was

attributable to the one-time

reduction in net income

available to common stockholders

reflecting the
exchange and

redemption

of the

Class

C and

Class

D preferred

shares. During

the third

quarter of

2021,

the Company
completed

an

exchange

of

the

outstanding

preferred

shares

for

Class A

common

shares

and

thereafter

redeemed

the
remaining outstanding

preferred shares,

at a

liquidation value

that exceeded

book value,

causing a

one-time reduction

in
net income available

to common stockholders

of $89.6 million.

At December 31, 2022,

there were no

issued and outstanding
preferred shares.

Adjusted

diluted

net

income

per

common

share

(non-GAAP)

for

the

year

ended

December 31,

2022

was

$1.00
compared to adjusted net income per diluted share (non-GAAP) for the same period in 2021 of $1.81. Adjusted net income per

diluted

share

(non-GAAP)

for

the

year

ended

2021

excludes

the

$89.6 million

one-time

accounting

impact

of

the
exchange and redemption of the

preferred shares. To see

a reconciliation of non-GAAP

measures,

to GAAP measures refer
to section below “Reconciliation and Management Explanatio

n

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

income. The
ALCO has in place

asset-liability management techniques

to manage major

factors that affect

net interest income

and net
interest margin.

USCB Financial Holdings, Inc.

2022 10-K

The following table contains information related

to average balance sheet, average yields

on assets, and average costs
of liabilities for the periods indicated (in thousands):
Years Ended December 31,
2022 2021
Average
Balance Interest
Yield/Rate

Average
Balance Interest
Yield/Rate

Assets
Interest-earning assets:
Loans (1)
$ 1,341,693 $ 60,825 4.53% $ 1,116,142 $ 48,730 4.37%
Investment securities (2)
470,508 9,346 1.99% 403,677 7,886 1.95%
Other interest earnings assets
70,873 929 1.31% 92,430 106 0.11%
Total

interest-earning assets
1,883,074 71,100 3.78% 1,612,249 56,722 3.52%
Non-interest earning assets
107,536

89,409

Total

assets
$ 1,990,610

$ 1,701,658

Liabilities and stockholders' equity

Interest-bearing liabilities:

Interest-bearing demand deposits
$ 64,835 86 0.13% $ 52,379 59 0.11%
Saving and money market deposits
803,426 5,173 0.64% 619,810 2,082 0.34%
Time deposits
220,319 1,509 0.68% 235,127 1,531 0.65%
Total

interest-bearing deposits
1,088,580 6,768 0.62% 907,316 3,672 0.40%
Borrowings and repurchase agreements
38,463 671 1.74% 36,000 554 1.54%
Total

interest-bearing liabilities
1,127,043 7,439 0.66% 943,316 4,226 0.45%
Non-interest bearing demand deposits
645,366

547,116

Other non-interest-bearing liabilities
30,449

27,142

Total

liabilities
1,802,858

1,517,574

Stockholders' equity
187,752

184,084

Total

liabilities and stockholders' equity
$ 1,990,610

$ 1,701,658

Net interest income $ 63,661

$ 52,496

Net interest spread
(3)

3.12% 3.07%
Net interest margin
(4)

3.38% 3.26%
(1)

Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred

loan fees, net of deferred loan costs.
(2)

At fair value except for securities held to maturity. This amount includes

FHLB stock.
(3)

Net interest spread is the average yield on

total interest-earning assets minus the average

rate on total interest-bearing liabilities.
(4)

Net interest margin is the ratio of net interest

income to total interest-earning assets.
Net interest income before the provision

for credit losses was $63.7

million for the year ended December

31, 2022, an
increase of $11.2 million

or 21.3%, from

$52.5 million for the

year ended December 31,

2021. This increase

was primarily
attributable to higher income from a larger loan portfolio and higher yield on earning assets.

Included with loan interest income are PPP fees totaling $1.6 million and $4.5 million for the year ended December 31,
2022 and 2021, respectively.

PPP loan fees are fully recognized upon forgiveness. As of December 31, 2022, we had

$1.3
million of PPP loans remaining in our portfolio.
The net

interest margin

was 3.38%

for the

year ended

December 31, 2022

and 3.26%

for the

year ended

2021. The
overall and individual

yields for interest-bearing

assets and interest

-bearing liabilities

both increased in

2022 compared to
2021 due primarily to increases

in market rates of interest.
Provision for Credit Losses
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

USCB Financial Holdings, Inc.

2022 10-K

Provision for credit loss

for the year ended

December 31, 2022, was

$2.5 million compared to

a net reduction of

$160
thousand in provision

expense for

the same period

in 2021. The

primary driver of

the increase was

loan growth. The ACL
as a percentage of total loans was 1.16%

at December 31, 2022 compared to 1.27% at December

31, 2021.
See “Allowance

for Credit

Losses”

below for

further discussion on

how the

ACL was

calculated for

the periods

presented.

Non-Interest Income
Net interest income

and other types of

recurring non-interest

income are generated

from our operations.

Our services
and products generate service charges and fees, mainly from our depository accounts.

We also generate income from gain
on sale of

loans though

our swap and

SBA programs. In addition,

we own insurance

on several employees

and generate
income reflecting the increase in the cash surrender value

of these policies.
The following table presents the components of non-interest

income for the dates indicated (in thousands):
Years Ended December 31,
2022 2021
Service fees $ 4,010 $ 3,609
Gain (loss) on sale of securities available for sale, net
(2,529) 214
Gain on sale of loans held for sale, net
891 1,626
Gain on sale of premises and equipment, net
- 983
Loan settlement
161 2,500
Other non-interest income
2,695 1,766
Total

non-interest income
$ 5,228 $ 10,698
Non-interest income

for the

year ended

December 31, 2022

was $5.2

million compared

to $10.7

million for

the same
period in 2021. This decrease was primarily driven by $2.5

million loss on sale of securities in 2022 and one-time items that generated income in 2021 but not in 2022. One-time items in 2021 include a $2.5 million interest recovery related to a prior lending customer

and a gain

on the

sale of

a previously

owned building

for $983

thousand. In

the fourth

quarter of

2022,
the

Company

executed

a

portfolio

restructuring

strategy

which

resulted

in

a

sale

of

$17.0

million

of

its

lower-yielding
available-for-sale

securities

for

a

loss

of

$2.0

million.

Proceeds

from

the

sale

will

be

reinvested

in

securities

and

loans
currently yielding higher than the securities that were sold.
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Years Ended December 31,
2022 2021
Salaries and employee benefits
$ 23,943 $ 21,438
Occupancy
5,058 5,257
Regulatory assessment and fees
930 783
Consulting and legal fees
1,890 1,454
Network and information technology services
1,806 1,466
Other operating
5,682 5,279
Total

non-interest expense
$ 39,309 $ 35,677
Non-interest expense for

the year ended

December 31, 2022

increased $3.6 million

or 10.2%, compared

to the same
period in

2021. The

increase is

primarily due

to an

increase in

salaries and

employee benefit

costs of

$2.5 million for

the
year ended

December 31, 2022,

compared to

the same

period in 2021.

The headcount

of full-time

equivalent employees
increased

from

187

at

December 31,

2021

to

191

at

December 31,

2022.

Further,

consulting

and

legal

fees

and

other
operating expenses

increased $436

thousand or

30.0% and

$403 thousand

or 7.6%,

respectively, during

the year

ended
December 31,

2022 compared

to the

same

period in

2021

due to

our first

full

year of

operations

as a

publicly

reporting
company.

The increase in salaries and employee

benefits, consulting and legal fees,

and other operating costs has

enabled
us to support recent growth

and has provided us

with the necessary technology and

required professionals to execute

our
growth strategy.

USCB Financial Holdings, Inc.

2022 10-K

Provision for Income Tax
Fluctuations in the effective tax rate reflect the effect of the differences in the inclusion or deductibility of certain income and expense for income tax purposes.

Therefore, future decisions on the investments we

choose will affect our effective tax
rate. Changes in the

cash surrender

value of bank-owned

life insurance policies

for key employees,

purchasing municipal
bonds, and overall taxable income will be important elements in determining our effective tax rate.
Income

tax expense

for the

year ended

December 31,

2022 was

$6.9 million,

compared

to $6.6 million

for

the

year
ended December 31, 2021. The effective

tax rate for the year

ended December 31, 2022 was 25.6%

and for the year

ended
December 31, 2021 was 23.8%.
For a further discussion

on income taxes, see

Note 6 “Income Taxes”

to the Consolidated Financial

Statements in this
Annual Report on Form 10-K.
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
Years Ended 2022 vs. 2021 Years Ended 2021 vs. 2020
Increase (decrease) due to change in Increase (decrease) due to change in
Volume Rate
Net
Change Volume Rate
Net
Change
Interest-earning assets:
Loans (1)
$ 9,847 $ 2,248 $ 12,095 $ 4,091 $ (2,439) $ 1,652
Investment securities (2)
1,306 154 1,460 5,288 (2,650) 2,638
Other interest earnings assets
(25) 848 823 (51) (150) (201)
Total increase (decrease) in interest income
$ 11,128 $ 3,250 $ 14,378 $ 9,328 $ (5,239) $ 4,089
Interest-bearing liabilities:
Interest-bearing demand deposits
$ 14 $ 13 $ 27 $ $19 $ (118) $ (99)
Saving and money market deposits
617 2,474 3,091 960 (1,973) (1,013)
Time deposits
(96) 74 (22) (704) (2,474) (3,178)
Borrowings and repurchase agreements
38 79 117 (321) (199) (520)
Total increase (decrease) in interest expense
572 2,641 3,213 (46) (4,764) (4,810)
Increase (decrease) in net interest income
$ 10,556 $ 609 $ 11,165 $ 9,374 $ (475) $ 8,899
(1)

Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred

loan fees, net of deferred loan costs.
(2)

At fair value except for securities held to maturity. This amount includes FHLB stock.
Both average yields on

interest earning assets

and average rates

paid on interest

bearing liabilities increased

in 2022
as a compared to 2021, reflecting the changes in the

macro interest rate environment.
Analysis of Financial Condition
Total

assets at December 31, 2022, were $2.1 billion, an increase of $231.9 million, or 12.5%, over total assets of $1.9 billion at

December 31, 2021. Total loans increased

$317.3 million,

or 26.7%,

to $1.5

billion at

December 31, 2022 compared
to

$1.2

billion

at

December 31,

2021.

The

increase

in

loans

includes

purchased

loans

totaling

$70.2

million

including
deferred fees. Total deposits

increased by $238.9 million, or 15.0%, to $1.8 billion at December 31, 2022 compared to $1.6 billion at December 31, 2021.
Investment Securities
The investment portfolio

is used and

managed to provide

liquidity through cash

flows, marketability

and, if necessary,
collateral for

borrowings. The

investment portfolio

is also

used as

a tool

to manage

interest rate

risk and

the Company’s
capital market risk exposure. The

operating philosophy of the portfolio is

to maximize the Company’s profitability,

taking into
consideration the Company’s risk appetite and tolerance, manage the assets composition and diversification, and maintain
adequate risk-based capital ratios.

USCB Financial Holdings, Inc.

2022 10-K

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
As of December

31, 2022, the investment portfolio consisted of available-for-sale (“AFS”) and held-to-maturity

(“HTM”)
debt securities.

During the third quarter of 2022, there were 26 investment securities that was transferred from AFS to HTM
with an amortized cost basis and fair value amount

of $74.4 million and $63.8 million, respectively.

On the date of transfer,
these securities

had a

total net

unrealized loss

of $10.6

million. The

transfer of

the debt

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

ability to hold the security for

a period of time sufficient
for a

recovery in

value, recent

events specific

to the

issuer or

industry,

any related

credit events,

and for

debt securities,
external

credit

ratings

and

recent

downgrades

related

to

deterioration

of

credit

quality.

Securities

on

which

there

is

an
unrealized loss

that is

deemed to

be OTTI

are written

down to fair

value, with

the write-down

recorded as

a realized

loss
under line item

“Gain (loss) on

sale of securities

available-for-sale, net” of

the Consolidated Statements

of Operations. As
of

December 31,

2022, there

are no

securities

which

management

has classified

as

OTTI.

For further

discussion

of

our
analysis

on

impaired

investment

securities

for

OTTI,

see

Note 2

“Investment

Securities”

to

the

Consolidated

Financial
Statements in this Annual Report on Form 10-K.
AFS and HTM investment securities

in aggregate decreased $105.4 million or 20.1%

to $418.8 million at December 31,
2022 from $524.2

million at

December 31, 2021.

Investment securities

decreased over the

past year as

repayments from
securities were

allocated to

fund loan

growth.

Management reinvested

the repayments

of securities

and income

from the
sale of securities into higher

yielding loans. As of December

31, 2022, securities with a

market value of $49.0 million

were
pledged to secure

public deposits.

As of December

31, 2022, the

Company did

not have any

tax-exempt securities

in the
portfolio.

USCB Financial Holdings, Inc.

2022 10-K

The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
December 31, 2022 December 31, 2021
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 10,177 $ 8,655 $ 10,564 $ 10,520
Collateralized mortgage obligations
118,951
95,541
160,506 156,829
Mortgage-backed securities - Residential
73,838
60,879
120,643 118,842
Mortgage-backed securities - Commercial
32,244
27,954
49,905 50,117
Municipal securities
25,084
18,483
25,164 24,276
Bank subordinated debt securities
15,964
14,919
27,003 28,408
Corporate bonds
4,037
3,709
12,068 12,550
$ 280,295 $ 230,140 $ 405,853 $ 401,542
Held-to-maturity:
U.S. Government Agency
$ 44,914 $ 39,062 $ 34,505 $ 33,904
U.S. Treasury
9,841 9,828 - -
Collateralized mortgage obligations
68,727 60,925 44,820 43,799
Mortgage-backed securities - Residential
42,685 38,483 26,920 26,352
Mortgage-backed securities - Commercial
11,442 10,777 3,103 3,013
Corporate bonds
11,090 10,013 13,310 13,089
$ 188,699 $ 169,088 $ 122,658 $ 120,157
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of December 31, 2022 (in thousands, except ratios):

Within 1 year
After 1 year through
5 years
After 5 years through
10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - - $ - - $ - - $ 10,177 2.31% $ 10,177 2.31%
Collateralized mortgage obligations
- - - - - - 118,951 1.57% 118,951 1.57%
MBS - Residential
- - - - - - 73,838 1.65% 73,838 1.65%
MBS - Commercial
- - - - - - 32,244 2.01% 32,244 2.01%
Municipal securities

- - - - 1,000 2.05% 24,084 1.72% 25,084 1.74%
Bank subordinated debt securities
- - - - 15,964 4.76% - - 15,964 4.76%
Corporate bonds
- - 4,037 2.50% - - - - 4,037 2.50%
$ - - $ 4,037 2.50% $ 16,964 4.60% $ 259,294 1.69% $ 280,295 1.88%
Held-to-maturity:
U.S. Government Agency

$ - - 7,902 1.03% 20,354 1.46% 16,658 1.85% 44,914 1.53%
U.S. Treasury
9,841 4.49% - - - - - - 9,841 4.49%
Collateralized mortgage obligations
- - - - - - 68,727 1.66% 68,727 1.66%
MBS - Residential
- - 4,554 1.84% 5,950 1.74% 32,181 2.12% 42,685 2.04%
MBS - Commercial
- - - - 3,088 1.62% 8,354 1.69% 11,442 1.67%
Corporate bonds
1,515 2.25% 9,575 2.79% - - - - 11,090 2.71%
$ 11,356 4.19% $ 22,031 1.96% $ 29,392 1.53% $ 125,920 1.81% $ 188,699 1.92%
Loans
Loans are

the largest

category of

interest-earning assets

on the

Consolidated

Balance Sheets,

and usually

provides
higher yields than the remainder of the Company’s

interest-earning assets. Higher yields typically carry

inherent credit and
liquidity risks in

comparison to lower

yielding assets. The

Company manages and

mitigates such risks

in accordance with
the credit and ALM policies, risk tolerance and balance

sheet composition.

USCB Financial Holdings, Inc.

2022 10-K

The following table shows the loan portfolio composition

as of the dates indicated (in thousands):

December 31, 2022 December 31, 2021
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate $ 185,636 12.3% $ 201,359 16.9%
Commercial Real Estate
970,410 64.4% 704,988 59.2%
Commercial and Industrial
126,984 8.4% 146,592 12.3%
Foreign Banks
93,769 6.2% 59,491 5.0%
Consumer and Other

130,429 8.7% 79,229 6.6%
Total

gross loans
1,507,228 100.0% 1,191,659 100.0%
Less: Unearned income (110) 1,578
Total

loans net of unearned income
1,507,338 1,190,081
Less: Allowance for credit losses
17,487 15,057
Total

net loans
$ 1,489,851

$ 1,175,024
Tot

al gross loans increased by $315.6 million or 26.5% at December

31, 2022 compared to December 31, 20211.

The
most significant

growth was

in the

commercial real

estate and

consumer

and other

loan pools,

offset

by a

decline in

the
residential real estate and commercial and industrial loan pools. Consumer and other loans increased primarily as result of
organic

growth

from

our

yacht

lending

business

vertical

created

in

January

2022.

Commercial

and

industrial

loans
decreased primarily because of continuing PPP loan forgiveness as expected.
Other

than

the

shifts

note

above,

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

institutions.

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments.

The

following

table

shows

maturities

and

sensitivity

to

interest

rate

changes

for

the

loan

portfolio

at
December 31, 2022 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 16,199 $ 9,411 $ 81,858 $ 78,168 $ 185,636
Commercial Real Estate
69,565 166,885 724,288 9,672 970,410
Commercial and Industrial
9,000 29,688 47,480 40,816 126,984
Foreign Banks
93,769 - - - 93,769
Consumer and Other
2,553 2,527 9,060 116,289 130,429
Total

gross loans
$ 191,086 $ 208,511 $ 862,686 $ 244,945 $ 1,507,228
Interest rate sensitivity:
Fixed interest rates
$ 160,781 $ 127,603 $ 144,441 $ 142,813 $ 575,638
Floating or adjustable rates
30,305 80,908 718,245 102,132 931,590
Total

gross loans
$ 191,086 $ 208,511 $ 862,686 $ 244,945 $ 1,507,228
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

2022, approximately

61.8%

of

the loans

have adjustable/variable

rates

and

38.2%

of

the loans
have fixed rates.

The adjustable/variable

loans re-price to

different benchmarks

and tenors in different

periods of time.

By
contractual characteristics, there are no

material concentrations on anniversary repricing. Additionally, it is important to note

USCB Financial Holdings, Inc.

2022 10-K

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

December 31, 2022
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 185,636 $ - $ - $ - $ 185,636
Commercial Real Estate
967,465 - 2,945 - 970,410
Commercial and Industrial
126,177 - 807 - 126,984
Foreign Banks
93,769 - - - 93,769
Consumer and Other

130,233 - 196 - 130,429
$ 1,503,280 $ - $ 3,948 $ - $ 1,507,228
December 31, 2021
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 196,778 $ - $ 4,581 $ - $ 201,359
Commercial Real Estate
703,349 1,222 417 - 704,988
Commercial and Industrial
146,039 - 553 - 146,592
Foreign Banks
59,491 - - - 59,491
Consumer and Other

79,005 - 224 - 79,229
$ 1,184,662 $ 1,222 $ 5,775 $ - $ 1,191,659

USCB Financial Holdings, Inc.

2022 10-K

Non-Performing Assets
The following table presents non-performing assets as

of December 31, 2022 and 2021 (in thousands, except

ratios):
2022 2021
Non-accrual loans, less non-accrual TDR loans $ - $ 1,190
Non-accrual TDRs
- -
Loans past due over 90 days and still accruing
- -
Total

non-performing loans
- 1,190
Other real estate owned
- -
Total

non-performing assets
$ - $ 1,190
Asset quality ratios: - -
Allowance for credit losses to total loans
1.16% 1.27%
Allowance for credit losses to non-performing loans
0.00% 1,265.00%
Non-performing loans to total loans
0.00% 0.10%
Non-performing

assets include

all loans

categorized as

non-accrual or

restructured,

impaired securities,

non-accrual
troubled

debt

restructurings

(‘TDRs”),

OREO

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
The following tables present performing and non-performing

TDRs for the dates indicated (in thousands):
December 31, 2022
Accruing Non-Accruing Total
Residential Real Estate
$ 7,206 $ - $ 7,206
Commercial Real Estate
393 - 393
Commercial and Industrial
82 - 82
Consumer and Other

196 - 196
$ 7,877 $ - $ 7,877
December 31, 2021
Accruing Non-Accruing Total
Residential Real Estate $ 7,815 $ - $ 7,815
Commercial Real Estate
696 - 696
Commercial and Industrial
141 - 141
Consumer and Other

224 - 224
$ 8,876 $ - $ 8,876
The Company had allocated $294 thousand and $360 thousand of specific allowances for TDR loans at December 31,
2022 and 2021, respectively.

There was no commitment to lend additional funds to

these TDR customers.

USCB Financial Holdings, Inc.

2022 10-K

Charge-offs on TDR loans for the years ended December 31,

2022 and 2021 were $0 and $18 thousand, respectively.
There were

no defaults

on TDR

loans at December

31, 2022

and 2021

within the

prior 12 months

.

The Company

did not
have any new TDR loans for the year ended December

31, 2022.
There were no TDRs or modifications due to COVID-19

as of December 31, 2022.

For further

discussion on

non-performing loans,

see Note

3 “Loans”

to the

Consolidated Financial

Statements in

this
Annual Report on Form 10-K.
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
December 31, 2022:

Beginning balance
$ 2,498 $ 8,758 $ 2,775 $ 457 $ 569 $ 15,057
Provision for credit losses
(1,179) 1,385 1,474 263 552 2,495
Recoveries
33 - 18 - 4 55
Charge-offs
- - (104) - (16) (120)
Ending Balance

$ 1,352 $ 10,143 $ 4,163 $ 720 $ 1,109 $ 17,487
Average loans
$ 193,368 $ 842,914 $ 127,473 $ 81,421 $ 96,517 $ 1,341,693
Net charge-offs to average loans

(0.02)%

-

0.07%

-

0.01%

0.00%
December 31, 2021:

Beginning balance
$ 3,408 $ 9,453 $ 1,689 $ 348 $ 188 $ 15,086
Provision for credit losses
(919) (695) 955 109 390 (160)
Recoveries
238 - 149 - 5 392
Charge-offs
(229) - (18) - (14) (261)
Ending Balance

$ 2,498 $ 8,758 $ 2,775 $ 457 $ 569 $ 15,057
Average loans
$ 212,867 $ 654,723 $ 153,763 $ 52,187 $ 42,602 $ 1,116,142
Net charge-offs to average loans
- - (0.08)% - 0.02% (0.01)%

USCB Financial Holdings, Inc.

2022 10-K

The

following

table

presents

ACL

by

type

and

its

individual

percentage

to

total

loans

for

the

periods

indicated

(in
thousands):
December 31,

2022 2021
Loan Category Allowance
% of Loans in
Each Category to
Total Loans
Allowance
% of Loans in
Each Category to
Total Loans
Residential Real Estate $ 1,352 12.3% $ 2,498 16.9%
Commercial Real Estate

10,143 64.4% 8,758 59.2%
Commercial and Industrial 4,163 8.4% 2,775 12.3%
Foreign Banks 720 6.2% 457 5.0%
Consumer and Other 1,109 8.7% 569 6.6%
Total $ 17,487 100.0% $ 15,057 100.0%
Bank-Owned Life Insurance
At

December 31,

2022,

the

combined

cash

surrender

value

of

all

bank-owned

life

insurance

(“BOLI”)

policies

was
$42.8 million.

Changes

in

cash

surrender

value

are

recorded

in

non-interest

income

on the

Consolidated

Statements

of
Operations. In

2022, the Company

maintained BOLI

policies with

five insurance

carriers. The Company

is the beneficiary
of these policies.
Deposits
Customer deposits are the

primary funding source for

the Bank’s growth.

Through our network of

banking centers, we
offer a competitive array of deposit

accounts and treasury management services designed

to meet our customers’ business
needs. Our primary

deposit customers

are SMBs, and

the personal business

of owners and

operators of

these SMBs,

as
well as the retail/consumer relationships of the employees

of these businesses. Our focus on quality and customer

service
has created a strong brand recognition within

our depositors, which reflects in the composition

of our deposits; most of our
funding sources are core deposits. In addition to our banking centers network,

we developed business verticals to diversify
our portfolio in different specialty industries and

we offer public fund deposit products

to municipalities and public agencies
in our geographical footprint.

Furthermore, our

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
The

following

table

presents

the

daily

average

balance

and

average

rate

paid

on

deposits

by

category

as

of
December 31, 2022 and 2021 (in thousands, except ratios):
Twelve Months Ended December 31,
2022 2021
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest bearing demand deposits $ 645,366 0.00% $ 547,116 0.00%
Interest-bearing demand deposits 64,835 0.13% 52,379 0.11%
Saving and money market deposits 803,426 0.64% 619,810 0.34%
Time deposits 220,319 0.68% 235,127 0.65%
$ 1,733,946 0.39% $ 1,454,431 0.25%
To
tal average deposits for the year ended December 31, 2022 was $1.7 billion,

an increase of $279.5 million,

or 19.2%
over total average

deposits of $1.5 billion

for the

same period in

2021. Our focus

on demand deposits

resulted in an

increase
in average balances of $98.3 million,

or 18.0%, in non-interest bearing demand deposits and an increase of $183.6 million, or 29.6%, in saving and money market deposits

when comparing the average balances for the

years ended December 31,
2022 and 2021.
The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250 thousand

for

all

deposit
accounts

at

the

Bank

per

account

holder.

Total

estimated

uninsured

deposits

were

$1.1

billion

and

$897.8 million

at

USCB Financial Holdings, Inc.

2022 10-K

December 31,

2022

and

2021,

respectively.

U.S.

Century

Bank

maintains

a

well-diversified

deposit

base.

Our

top

15
depositors only

hold 12%

of our

total portfolio.

As of

December 31,

2022, 39%

of our

deposits are

estimated to

be FDIC-
insured. Our public funds

are 11%

of total deposits and

are partially collateralized.

The estimated average account

size of
our deposit

portfolio is

$95 thousand.

Time

deposits with

balances of

$250 thousand

or more

totaled $122.9

million and
$119.4 million at December

31, 2022 and 2021, respectively.

Critical elements of our liquidity

risk management include: effective corporate governance consisting of oversight by the
Board and

ALCO and

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
purchased, brokered

certificates of

deposit, listing

certificates of

deposit, Fed

funds lines

and borrowings

from

the FHLB
Atlanta. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other

cash needs as necessary.
The following table shows scheduled maturities of uninsured

time deposits as of December 31, 2022 (in thousands):
Three months or less
$ 10,669
Over three through six months
17,573
Over six though twelve months
29,891
Over twelve months
23,840
$ 81,973
Borrowings
As

a

member

of

the

FHLB

Atlanta,

we

are

eligible

to

obtain

advances

with

various

terms

and

conditions.

This
accessibility of additional

funding allows us

to efficiently and

timely meet both

expected and unexpected

outgoing cash flows
and collateral needs without adversely affecting

either daily operations or the financial condition

of the Company.
Outstanding fixed-rate advances from the FHLB were at $46.0 million and $36.0 million, as of December 31, 2022, and
December 31, 2021,

respectively.

The weighted average

rate for outstanding

FHLB advances at

December 31, 2022

was
2.60%. Most of the advances are due in 2023.

USCB Financial Holdings, Inc.

2022 10-K

The following table presents the FHLB fixed rate advances

as of December 31, 2022 (in thousands):
At December 31, 2022
Interest Rate Type of Rate Maturity Date Amount
2.05% Fixed March 27, 2025
$ 10,000
1.07% Fixed July 18, 2025
6,000
1.04% Fixed July 30, 2024
5,000
0.81% Fixed August 17, 2023
5,000
4.17% Fixed January 13, 2023
20,000
$ 46,000
At December 31, 2021
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

2022, there were no

outstanding balances under the Fed

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

credit may expire unused, the

amounts
shown do not necessarily

reflect the actual

future cash funding

requirements.

The following table

presents lending related
commitments outstanding as of December 31, 2022 and

2021 (in thousands):
2022 2021
Commitments to grant loans and unfunded lines of credit
$ 95,461 $ 134,877
Standby and commercial letters of credit
4,320 6,420
Total
$ 99,781 $ 141,297
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

USCB Financial Holdings, Inc.

2022 10-K

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
While some degree of interest

rate risk (“IRR”) exposure is inherent

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
To

have

a

more

complete

picture

of

IRR,

the

Company

also

evaluates

the

economic

value

of

equity,

or

EVE.

This
assessment

allows

us

to

measure

the

degree

to

which

the

economic

values

will

change

under

different

interest

rate
scenarios. The economic value of equity approach focuses on

a longer-term time horizon and captures all

future cash flows
expected from existing assets and liabilities.

The economic value model utilizes a

static approach in that the analysis does
not incorporate new business; rather,

the analysis shows a snapshot in time of the risk

inherent in the balance sheet.
Market and Interest Rate Risk Management

According to our ALCO model, as of December 31, 2022, we were a liability sensitive bank for year one modeling and
asset sensitive for year two modeling.

Asset sensitivity indicates that our

assets generally reprice faster than

our liabilities,
which results in a favorable impact to net interest income when market interest rates increase.

Liability sensitivity indicates
that our liabilities

generally reprice faster

than our assets,

which results in

a favorable impact

to net interest

income when
market interest

rates decrease.

Many assumptions

are used

to calculate

the impact

of interest

rate variations

on our

net
interest

income,

such

as

asset

prepayment

speeds,

non-maturity

deposit

price

sensitivity,

pricing

correlations,

deposit
truncations and decay rates, and key interest rate drivers.
Because of the inherent use

of these estimates and

assumptions in the model,

our actual results may,

and most likely
will, differ from static measures results. In addition, static measures like

EVEs do not include actions that management may
undertake to manage the risks in response to anticipated changes in interest rates or client deposit behavior. As part of our
ALM strategy

and

policy,

management

has the

ability to

modify

the

balance sheet

to

either increase

asset

duration

and
decrease liability

duration to reduce

asset sensitivity,

or to decrease

asset duration and

increase liability duration

in order
to increase asset sensitivity.
According to our model, as of December 31, 2022, the NIM will remain fairly stable for static rate scenarios (-400 basis
points:

+400

basis

points).

For

the

static

forecast

for

year

one,

the

estimated

NIM

will decrease

from

3.38%

base

case
scenario to 3.20%

under a +400-basis

points scenario. Additionally, utilizing an economic

value of equity, or EVE,

approach,
we analyze the

risk to capital

from the

effects of

various interest rate

scenarios through

a long-term

discounted cash flow
model. This

measures the

difference between

the economic

value of our

assets and

the economic

value of

our liabilities,
which is

a proxy for

our liquidation value.

According to our

balance sheet composition,

and as expected,

our model stipulates
that an increase

of interest

rates will have

a negative impact

on the EVE.

Results and analysis

are presented quarterly

to
the ALCO, and strategies are reviewed and refined.
Additionally, in the last couple of quarters we

have been reducing our asset

sensitivity by extending asset duration.

This
has reduced our

NII volatility

for the first

and second year

in the analysis

and has

helped us to

maintain the NII

in accordance
with ALCO expectations.

USCB Financial Holdings, Inc.

2022 10-K

Liquidity

Liquidity is

defined as

a Company’s capacity

to meet

its cash

and collateral

obligations at

a reasonable

cost. Maintaining
an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flow
and collateral needs without adversely affecting

either daily operations or the financial condition of

the Company.
Liquidity risk

is the

risk that

we will

be unable

to meet

our short-term

and long-term

obligations as

they become

due
because of an inability to

liquidate assets or obtain adequate funding on

acceptable terms. The Company’s obligations, and
the funding sources used

to meet them, depend

significantly on our business mix, balance

sheet structure and composition,
credit quality of our assets and the cash flow profiles of

our on- and off-balance sheet obligations.
In managing

inflows and

outflows,

management

regularly monitors

situations that

can give

rise to

increased

liquidity
risk. These

include funding

mismatches, market

constraints on

the ability

to convert

assets (particularly

investments) into
cash or in

accessing sources

of funds (i.e.,

market liquidity),

and contingent

liquidity events. Management

presents to the
ALCO, on a quarterly basis, liquidity stress tests foll

owing the scenarios described in the Bank’s

contingency funding plan.

Changes in macroeconomic conditions or exposure

to credit, market, operational, legal

and reputational risks, including
cybersecurity risk could also affect the Company

’s liquidity risk profile unexpectedly

and are considered in the assessment
of liquidity and ALM framework.
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

ALCO and

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
purchased, brokered

certificates of

deposit, listing

certificates of

deposit, Fed

funds lines

and borrowings

from

the FHLB
Atlanta. Accordingly, our liquidity resources were at sufficient levels to fund loans and meet other

cash needs as necessary.

USCB Financial Holdings, Inc.

2022 10-K

Capital Adequacy
As

of

December 31,

2022,

the

Bank

was

well

capitalized

under

the

FDIC’s

prompt

corrective

action

framework.
Additionally,

we follow the capital

conservation buffer

framework, and according

to our actual ratios

the Bank exceeds

the
capital conversation buffer

in all capital ratios

as of December

31, 2022. The

following table presents

the capital ratios

for
both the Bank and the Company at December 31, 2022

and 2021 (in thousands,

except ratios):
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
December 31, 2022:
Total

risk-based capital:
$ 216,693 13.58% $ 127,616 8.00% $ 159,520 10.00%
Tier 1 risk-based capital: $ 198,909 12.47% $ 95,712 6.00% $ 127,616 8.00%
Common equity tier 1 capital: $ 198,909 12.47% $ 71,784 4.50% $ 103,688 6.50%
Leverage ratio: 198,909 9.56% $ 83,210 4.00% $ 104,012 5.00%
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
requires the

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
Recently Issued Accounting Pronouncements

Recently issued accounting

pronouncements are discussed

in Note 1 “Summary

of Significant Accounting

Policies” in
the Consolidated Financial Statements of this Annual Report

on Form 10-K.

USCB Financial Holdings, Inc.

2022 10-K

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

with GA

AP,

and

are

not

necessarily

comparable

to non-GAAP
measures

that may

be presented

by other

companies.

The

Company believes

these

non-GAAP

measurements

are key
indicators of

the earnings power

of the Company.

The following

table reconciles

the non-GAAP

financial measurement

of
operating net income available to common stockholders

for the periods presented (in thousands,

except per share data):
As of and for the years ended December 31,
2022 2021
Pre-Tax Pre-Provision ("PTPP") Income:
Net income
$ 20,141 $ 21,077
Plus: Provision for income taxes
6,944 6,600
Plus: Provision for (recovery of) credit losses
2,495 (160)
PTPP income
$ 29,580 $ 27,517
PTPP Return on Average Assets:
PTPP income
$ 29,580 $ 27,517
Average assets
$ 1,990,610 $ 1,701,658
PTPP return on average assets

1.49% 1.62%
Operating Net Income:
Net income
$ 20,141 $ 21,077
Less: Net gain (loss) on sale of securities
(2,529) 214
Less: Tax effect

on sale of securities
641 (52)
Operating net income
$ 22,029 $ 20,915
Operating PTPP Income:
PTPP income
$ 29,580 $ 27,517
Less: Net gain (loss) on sale of securities
(2,529) 214
Operating PTPP Income
$ 32,109 $ 27,303
Operating PTPP Return on Average Assets:
Operating PTPP income
$ 32,109 $ 27,303
Average assets
$ 1,990,610 $ 1,701,658
Operating PTPP Return on average assets

1.61% 1.60%
Operating Return on Average Assets:
Operating net income
$ 22,029 $ 20,915
Average assets
$ 1,990,610 $ 1,701,658
Operating return on average assets

1.11% 1.23%

USCB Financial Holdings, Inc.

2022 10-K

Years Ended December 31,
2022 2021
Adjusted Net Income Available to Common Stockholders:
Net income (GAAP)
$ 20,141 $ 21,077
Less: Preferred dividends
- 2,077
Less: Exchange and redemption of preferred shares
- 89,585
Net income (loss) available to common stockholders (GAAP)
20,141 (70,585)
Add back: Exchange and redemption of preferred shares
- 89,585
Adjusted net income available to common stock (non-GAAP)
$ 20,141 $ 19,000
Weighted average shares outstanding:
Class A common stock

Basic
19,999,323 10,507,530

Diluted
20,176,838 10,507,530

Diluted EPS:
Class A common stock
Net income (loss) per diluted share (GAAP)
$ 1.00 $ (6.72)
Add back: Exchange and redemption of preferred shares
- 8.53

Adjusted net income available to common stockholders per diluted share (non-GAAP)

$ 1.00 $ 1.81
Item 7A.

Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company,

we are not required to provide the information required by

this item.

USCB Financial Holdings, Inc.

2022 10-K

Item 8.

Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

(
Crowe LLP
, PCAOB ID:
173
)
67
Consolidated Balance Sheets
68
Consolidated Statements of Operations
69
Consolidated Statements of Comprehensive Income (Loss)
70
Consolidated Statements of Changes in Stockholders’ Equity
71
Consolidated Statements of Cash Flows
72
Notes to the Consolidated Financial Statements
74

Crowe LLP
Independent Member Crowe Global

USCB Financial Holdings, Inc.

2022 10-K

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of
USCB Financial Holdings, Inc.
Doral, Florida
Opinion on the Financial Statements
We

have audited

the

accompanying

consolidated

balance sheets

of

USCB Financial

Holdings,

Inc.

(the
"Company")

as

of

December

31,

2022

and

2021,

the

related

consolidated

statements

of

operations,
comprehensive income

(loss), changes

in stockholders’

equity,

and cash

flows for

the years

then ended,
and the

related

notes

(collectively

referred

to as

the

"financial statements").

In

our opinion,

the

financial
statements present fairly, in all material respects, the

financial position of the Company as

of December 31,
2022 and 2021,

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

/s/ Crowe LLP

Crowe LLP
We have served as the Company's auditor since

2017.
Fort Lauderdale, Florida
March 24, 2023

Crowe LLP
Independent Member Crowe Global

USCB Financial Holdings, Inc.

2022 10-K

USCB FINANCIAL HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands,

except share and per share data)

December 31,

2022 2021
ASSETS:
Cash and due from banks $
6,605
$
6,477
Interest-bearing deposits in banks
47,563
39,751
Total cash and cash equivalents
54,168
46,228
Investment securities held to maturity (fair value $
169,088

and $
120,157
, respectively)
188,699
122,658
Investment securities available for sale, at fair value
230,140
401,542
Federal Home Loan Bank stock, at cost
2,882
2,100
Loans held for investment, net of allowance

of $
17,487

and $
15,057
, respectively
1,489,851
1,175,024
Accrued interest receivable
7,546
5,975
Premises and equipment, net
5,263
5,278
Bank owned life insurance
42,781
41,720
Deferred tax asset, net
42,360
34,929
Lease right-of-use asset
14,395
14,185
Other assets
7,749
4,300
Total assets $
2,085,834
$
1,853,939
LIABILITIES:
Deposits:
Demand $
629,776
$
$605,425
Money market and savings accounts
915,853
703,856
Interest-bearing checking accounts
66,675
55,878
Time deposits
216,977
225,220
Total deposits
1,829,281
1,590,379
Federal Home Loan Bank advances
46,000
36,000
Lease liability
14,395
14,185
Accrued interest and other liabilities
13,730
9,478
Total liabilities
1,903,406
1,650,042
Commitments and contingencies (See Note 10

and 18)
(nil)

(nil)

STOCKHOLDERS' EQUITY:
Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

issued and outstanding as of December 31,

2022 and 2021
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

issued and outstanding as of December 31,

2022 and 2021
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

issued and outstanding as of December 31,

2022 and 2021
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;

20,000,753

and
19,991,753

issued and outstanding as of December 31,

2022 and 2021
20,001
19,992
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;

0

issued and
outstanding as of December 31, 2022 and 2021 - -
Additional paid-in capital on common stock
311,282
310,666
Accumulated deficit
(104,104)
(124,245)
Accumulated other comprehensive income (loss)
(44,751)
(2,516)
Total stockholders' equity
182,428
203,897
Total liabilities and stockholders' equity $
2,085,834
$
1,853,939
The accompanying notes are an integral part of

these consolidated financial statements.

Crowe LLP
Independent Member Crowe Global

USCB Financial Holdings, Inc.

2022 10-K

USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
(Dollars in thousands,

except per share data)

Years Ended December 31,

2022 2021
Interest income:

Loans, including fees
$
60,825
$
48,730

Investment securities
9,346
7,886

Interest-bearing deposits in financial institutions
929
106

Total interest income
71,100
56,722
Interest expense:

Interest-bearing deposits
86
59

Savings and money markets accounts
5,173
2,082

Time deposits
1,509
1,531

Federal Home Loan Bank advances
671
554

Total interest expense
7,439
4,226

Net interest income before provision for

credit losses
63,661
52,496
Provision for credit losses
2,495
(160)

Net interest income after provision for

credit losses
61,166
52,656
Non-interest income:

Service fees
4,010
3,609

Bank owned life insurance income
1,061
759

Gain (loss) on sale of securities available for

sale, net
(2,529)
214

Gain on sale of loans held for sale, net
891
1,626

Gain on sale of premises and equipment,

net
-
983

Loan settlement
161
2,500

Other non-interest income
1,634
1,007

Total non-interest income
5,228
10,698
Non-interest expense:

Salaries and employee benefits
23,943
21,438

Occupancy
5,058
5,257

Regulatory assessment and fees
930
783

Consulting and legal fees
1,890
1,454

Network and information technology services
1,806
1,466

Audit and tax services fees
918
975

Other operating
4,764
4,304

Total non-interest expense
39,309
35,677

Net income before income tax

expense
27,085
27,677
Income tax expense
6,944
6,600

Net income
20,141
21,077
Less: Preferred stock dividend -
2,077
Less: Exchange and redemption of preferred shares -
89,585
Net income (loss) available to common stockholders $
20,141
$
(70,585)
Per share information:
Class A common stock
Net income (loss) per share, basic $
1.01
$
(6.72)
Net income (loss) per share, diluted $
1.00
$
(6.72)
(1)

See Note 14 "Earnings per Share" for information

on the allocation of income available to common

stockholders.
The accompanying notes are an integral part of

these consolidated financial statements.

Crowe LLP
Independent Member Crowe Global

USCB Financial Holdings, Inc.

2022 10-K

USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

(Loss)
(Dollars in thousands)

Years Ended December 31,
2022 2021
Net income $
20,141
$
21,077
Other comprehensive income (loss):
Unrealized loss on investment securities
(59,260)
(9,561)
Amortization of net unrealized gains on securities

transferred from available-for-sale to held-to-maturity
120
108
Reclassification adjustment for (gain) loss included

in net income
2,529
(214)
Tax effect
14,376
2,370
Total other comprehensive loss, net of tax
(42,235)
(7,297)
Total comprehensive income (loss) $
(22,094)
$
13,780
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2022 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity
(Dollars in thousands,

except per share data)

Preferred Stock Common Stock
Additional Paid-
in Capital on
Common Stock
Accumulated
Deficit
Accumulated
Other
Comprehensive
Income (Loss) Shares Par Value Shares Par Value
Total
Stockholders'
Equity
Balance at January 1, 2022
-
$ -
19,991,753
$
19,992
$
310,666
$
(124,245)
$
(2,516)
$
203,897
Net income - - - - -
20,141
-
20,141
Other comprehensive loss - - - - - -
(42,235)
(42,235)
Issuance of common stock - exercised options - -
9,000
9
93
- -
102
Stock based compensation - - - -
523
- -
523
Balance at December 31, 2022
-
-
20,000,753
20,001
311,282
(104,104)
(44,751)
182,428
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

2022 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years Ended December 31,
2022 2021
Cash flows from operating activities:
Net income

$
20,141
$
21,077
Adjustments to reconcile net income to net

cash provided by operating activities:

Provision for credit losses

2,495
(160)
Depreciation and amortization
688
1,033
Amortization of premiums on securities, net
433
596
Accretion of deferred loan fees, net
(1,497)
(3,754)
Stock based compensation
523
287
Loss (Gain) on sale of available for sale securities,

net
2,529
(214)
Gain on sale of loans held for sale
(891)
(1,626)
Gain on sale of premises and equipment, net -
(983)
Increase in cash surrender value of bank owned

life insurance
(1,061)
(759)
Decrease in deferred tax asset
6,945
6,600
Net change in operating assets and liabilities:

Accrued interest receivable
(1,571)
(428)
Other assets
(3,449)
(2,270)
Accrued interest and other liabilities
4,252
2,652
Net cash provided by operating activities
29,537
22,051
Cash flows from investing activities:
Purchase of investment securities held to maturity
(14,739)
(57,917)
Proceeds from maturities and pay-downs of investment

securities held to maturity
12,237
3,736
Purchase of investment securities available for

sale

(53,113)
(258,767)
Proceeds from maturities and pay-downs of investment

securities available for sale
40,754
61,047
Proceeds from sales of investment securities available

for sale
60,649
48,940
Proceeds from call of investment securities available

for sale
-
3,034
Net increase in loans held for investment
(257,580)
(33,515)
Purchase of loans held for investment
(70,175)
(129,531)
Additions to premises and equipment
(673)
(633)
Proceeds from the sale of loans held for

sale
12,821
16,980
Proceeds from the sale of property -
1,652
Proceeds from the redemption of Federal Home

Loan Bank stock
3,440
611
Purchase of Federal Home Loan Bank stock
(4,222)
-
Purchase of bank owned life insurance -
(15,000)
Net cash used in investment activities
(270,601)
(359,363)
(Continued)
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2022 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
Years Ended December 31,
2022 2021
Cash flows from financing activities:
Proceeds from issuance of Class A common stock,

net
102
39,826
Cash dividends paid -
(2,077)
Redemption of Preferred stock Class C -
(5,275)
Redemption of Preferred stock Class D -
(6,145)
Redemption of Preferred stock Class E -
(7,500)
Net increase in deposits
238,902
316,977
Proceeds from Federal Home Loan Bank advances
126,000
-
Repayments on Federal Home Loan Bank advances
(116,000)
-
Net cash provided by financing activities
249,004
335,806
Net increase (decrease) in cash and cash equivalents
7,940
(1,506)
Cash and cash equivalents at beginning of year
46,228
47,734
Cash and cash equivalents at end of year $
54,168
$
46,228
Supplemental disclosure of cash flow information:
Interest paid $
7,306
$
4,286
Supplemental schedule of non-cash investing and

financing activities:
Transfer of loans held for investment to loans held for

sale
$
11,930
$
15,354
Transfer of investment securities from available-for-sale to held-to-maturity $
63,798
$
68,667
Transfer of premises and equipment to assets held for sale $ - $
652
Lease liability arising from obtaining right-of-use assets $
3,203
$
328
Exchange of Preferred C for Class A common

stock
$ - $
47,473
Exchange of Preferred D for Class A common

stock
$ - $
55,308
Exchange of Class B common stock for Class A

common stock
$ - $
4,897
The accompanying notes are an integral part of

these consolidated financial statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
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
1.00

per share, formerly held by
its shareholders were

converted into and exchanged

for one newly

issued share of

the Company’s common stock, par

value
$
1.00

per share.
The Bank

owns a subsidiary,

Florida Peninsula

Title LLC,

that offers

our clients title

insurance policies

for real

estate
transactions closed at the Bank. Licensed in the State of Florida and approved by the Department of Insurance Regulation,
Florida Peninsula tittle LLC began operations in 2021.

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

stock

exchange.

As

of
December 31,

2022,

there

were

no

issued

and

outstanding

preferred

shares

or

Class

B

common

shares.

See

Note

13
“Stockholders’ Equity” for further information about the IPO and the exchange and redemption of shares.

Risk and Uncertainties
Current Banking Environment
Industry

events

transpiring

prior

to

the

Company’s

filing

date,

including

bank

failures,

have

led

to

uncertainty

and
concerns regarding

the liquidity

positions of

the banking

sector.

These failures

underscore the

importance of

maintaining
access to diverse sources of

funding. The Company’s deposit

base includes a combination

of consumer,

commercial, and
public

funds

deposits.

The

Company’s

largest

depositors

include

a

mixture

of

government-related

organizations

and
commercial clients without a high level of industry concentration.
In response to

these events,

the Treasury

Department, Federal

Reserve, and FDIC

jointly announced the

Bank Term
Funding

Program

(BTFP)

on

March

12,

2023.

This

program

aims

to

enhance

liquidity

by

allowing

institutions

to

pledge
certain securities at the

par value of the securities,

and at a borrowing

rate of ten basis

points over the one-year

overnight
index swap

rate. The

BTFP is

available to

eligible

U.S. federally

insured

depository

institutions,

with advances

having a
term of

up to

one year

and no

prepayment penalties.

As of

the date

of the

release of

the Audited

Consolidated Financial
Statements, the Company has not accessed the BTFP.
Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking
industry.

Additionally,

the rising interest rate environment

has increased competition for

liquidity and the premium

at which
liquidity is available

to meet

funding needs.

The Company

believes its

sources of

liquidity are sufficient

to meet

its needs
on the balance sheet date.
An unexpected influx

of withdrawals of

deposits could adversely

impact the Company's

ability to

rely on organic

deposits
to primarily

fund its

operations, potentially

requiring greater

reliance on

secondary sources

of liquidity

to meet

withdrawal

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
demands or to fund continuing operations. These sources may include proceeds from FHLB advances, sales of investment
securities and loans, federal funds lines of credit from

correspondent banks, and out-of-market time deposits.

Such reliance on secondary funding sources could increase the Company's overall cost of funding and thereby reduce
net

income.

While

the

Company

believes

its

current

sources

of

liquidity

are

adequate

to

fund

operations,

there

is

no
guarantee they

will suffice

to meet

future

liquidity demands.

This may

necessitate

slowing

or discontinuing

loan growth,
capital expenditures, or other investments, or liquidating assets.
For further discussion of the Company's liquidity practices,

see page 59 and 62 of this Annual Report on Form

10-K.
Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions based
on available information that affect the amounts

reported in the financial statements and the disclosures provided.
The coronavirus (“COVID-19”)

pandemic has negatively

affected many of

the Company’s

clients and could

still impair
their ability to fulfill

their financial obligations.

The Company’s business

is dependent upon the

willingness and ability of

its
associates and customers to conduct banking and other financial transactions. While we believe conditions have improved
as of December 31, 2022, if there is a resurgence in the virus, the Company could experience further adverse effects on its business,

financial

condition,

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
December 31, 2022,

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

changes in fair value included

in earnings.
Securities not classified

as held-to-maturity or

trading are classified

as "available-for-sale"

and recorded at

fair value, with
unrealized gains and

losses excluded from

earnings and reported

in other comprehensive

income (loss). Equity

investments
must be recorded at fair value with changes in fair value

included in earnings.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
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

31, 2022

and
2021,

FHLB

stock

amounted

to

$
2.9

million

and

$
2.1

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

2022 10-K
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
the debt based

on operating cash

flows, the credit

worthiness of the

borrower,

other sources

of repayment and

collateral.
The Company mitigates the risk in the commercial portfolio

through industry diversification.

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

2022 10-K
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

On March 27,

2020, the Coronavirus Aid,

Relief, and Economic

Security Act (“CARES

Act”) was signed

by the President
of the United

States. The

CARES Act

has certain

provisions which

encourage financial

institutions to

prudently work

with
borrowers impacted

by COVID

-19. Under

these provisions,

modifications

deemed to

be COVID

-19 related

would not

be
considered a TDR if the loan was not more than 30 days past

due as of December 31, 2019. The deferral would need to be
executed March

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

2022 10-K
the South Florida real estate industry

or the South Florida economy, in general, could adversely impact the

Company's loan
portfolio.
At December 31,

2022 and

2021, the

Company had

a concentration

of risk

with loans

outstanding to

the Company’s
top ten lending relationships

totaling $
197.9

million and $
156.4

million, respectively.

At December 31, 2022 and

2021, this
concentration represented
13.1
%, of

the net

loans outstanding.

For the

period ended

December 31,

2022 there

was
one
commercial real estate loan note with an outstanding balance of $
20

million collateralized by a 1
st

lien commercial property
located in New York

State.

At December 31,

2022, the

Company also

had a

concentration of

risk with

loans outstanding

totaling $
88.8

million to
foreign banks located

in Ecuador,

Dominican Republic, Honduras,

and El Salvador.

At December 31, 2021,

the Company
also had a concentration of risk

with loans outstanding totaling $
47.9

million to foreign banks located in

Ecuador, Honduras,
and

El

Salvador.

These

banks

maintained

deposits

with

right

of

offset

totaling

$
31.4

million

and

$
28.9

million

at
December 31, 2022 and 2021, respectively.
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
other real estate owned expenses

in the accompanying Consolidated

Statements of Operation. Gains

or losses on sale of
OREO

are

recognized

when

consideration

has

been

exchanged,

all

closing

conditions

have

been

met

and

permanent
financing has been arranged.

Bank Owned Life Insurance
Bank owned

life insurance

(“BOLI”) is

carried at

the amount

that could

be realized

under the

contract at

the balance
sheet date, which is typically cash

surrender value. Changes in cash

surrender value are recorded

in non-interest income.
At December 31, 2022, the Company maintained BOLI policies with five insurance carriers with a combined cash surrender
value

of

$
42.8

million.

These

policies

cover

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

2022 10-K
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

2022 10-K
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

is recognized

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
other non-interest income.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
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

Company is complete. The aggregate amount

of revenue within the scope of
this standard that is received from sources other than deposit service charges and fees is not material.

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
credit

losses

on

financial

instruments

(“CECL”)

will

replace

the

current

probable

incurred

loss

impairment

methodology
under U.S. GAAP

with a methodology that

reflects the expected

credit losses. The

Update is intended

to provide financial
statement

users

with

more

decision-useful

information

about

expected

credit

losses.

This

Update

is

applicable

to

the
Company

on

a modified

retrospective

basis

for

interim

and annual

periods

in

fiscal

years beginning

after

December 15,
2022. The Company adopted this

ASU on January 1, 2023. To date, the Company executed a

detailed implementation plan
through the adoption date, implemented a

software solution to assist with the

CECL estimation process, and has completed
parallel run models, and finished a data gap analysis.
The company expects its allowance for credit losses to

increase in 2023 approximately $
1.0

million to $
2.0

million upon
adoption

of

ASU

2016-13

compared

to

its

allowance

for

loan

losses

at

December

31,

2022.

Reserve

on

unfunded
commitments will

also increase

approximately $
200

thousand to

$
600

thousand and

it will

be recognized

as a

liability on
the

Consolidated

Balance

Sheet.

The

Company

reviewed

it’s

held-to-maturity

debt

securities

and

the

allowance

was
deemed immaterial. The Company will

initially apply the impact of

the new guidance through

a cumulative-effect adjustment
to retained

earnings

as

of

January

1,

2023. Future

adjustments

to credit

loss

expectations

will be

recorded

through

the
income statement as charges or credits to earnings.
The disclosed estimates are subject to further refinement upon finalization of the Company’s review of the calculations, assumptions, methodologies and judgments. Internal controls over financial reporting relating to these new processes have
been designed

and

implemented

and are

being evaluated.

The

Company

is

in

the final

stages

of

completing

the formal
governance

and

approval

process.

The

ongoing

impact

to

the

Company’s

results

of

operations

in

future

periods

will

be
influenced

by

the

loan

portfolio

composition

and

by

macroeconomic

conditions

and

forecasts

at

each

reporting

date.
Adoption of

the standard

on the

first quarter

of 2023

is expected

to result

in higher

volatility in

the quarterly

provision for
credit losses when compared to the Company’s

historical results under the incurred loss model.
Troubled Debt Restructurings and

Vintage Disclosures
In

March

2022,

the

FASB

issued

ASU

2022-02,

Financial

Instruments

–

Credit

Losses

(Topic

326):

Troubled

Debt
Restructurings

and

Vintage

Disclosures.

This

accounting

standard

eliminates

the

accounting

guidance

for

troubled

debt
restructurings

by

creditors

in

ASC

310-40,

and

it

enhances

disclosure

requirements

for

some

loan

refinancings

and
restructurings

involving

borrowers

experiencing

financial

difficulty.

Specifically,

rather

than

applying

the

troubled

debt
restructuring recognition and measurement guidance,

creditors will evaluate all

loan modifications to determine if

they result
in

a

new

loan

or

a

continuation

of

the

existing

loan.

Losses

associated

with

troubled

debt

restructurings

should

be

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
incorporated in a

creditor’s estimate of

its allowance for

credit losses. Additionally,

public business entities

are required to
disclose current-period gross write-offs

by year of origination for loan financing receivables and net investment in leases.
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
2024. The

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
December 31, 2022
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
10,177
$
-
$
(1,522)
$
8,655
Collateralized mortgage obligations
118,951
-
(23,410)
95,541
Mortgage-backed securities - Residential
73,838
-
(12,959)
60,879
Mortgage-backed securities - Commercial
32,244
15
(4,305)
27,954
Municipal securities
25,084
-
(6,601)
18,483
Bank subordinated debt securities
15,964
5
(1,050)
14,919
Corporate bonds
4,037
-
(328)
3,709
$
280,295
$
20
$
(50,175)
$
230,140
Held-to-maturity:
U.S. Government Agency
$
44,914
$
25
$
(5,877)
$
39,062
U.S. Treasury
9,841
-
(13)
9,828
Collateralized mortgage obligations
68,727
28
(7,830)
60,925
Mortgage-backed securities - Residential
42,685
372
(4,574)
38,483
Mortgage-backed securities - Commercial
11,442
-
(665)
10,777
Corporate bonds
11,090
-
(1,077)
10,013
$
188,699
$
425
$
(20,036)
$
169,088

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
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
-
(1,021)
43,799
Mortgage-backed securities - Residential
26,920
-
(568)
26,352
Mortgage-backed securities - Commercial
3,103
-
(90)
3,013
Corporate bonds
13,310
-
(221)
13,089
$
122,658
$
14
$
(2,515)
$
120,157
For the year

ended December 31,

2022, there

were
26

investment securities

that were transferred

from available-for-
sale

(“AFS”)

to

held-to-maturity

(“HTM”)

with

an

amortized

cost

basis

and

fair

value

amount

of

$
74.4

million

and
$
63.8

million, respectively.

On the

date of

transfer,

these securities

had a

total net

unrealized loss

of $
10.6

million which
was included in accumulated other comprehensive income

(loss).

Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer.
The unrealized gain or loss at the

date of transfer is retained in

accumulated other comprehensive income

(“AOCI”) and in
the carrying value of the held-to-maturity securities. Such amounts are amortized over the remaining life of the security. For
the year

ended December 31,

2022, total

amortization out

of AOCI

for the

net unrealized

losses on

securities transferred
from AFS to HTM was $
120

thousand and $
108

thousand for year ended December 31, 2021.

The following

table presents

the proceeds,

realized gross

gains and

realized gross

losses on

sales and

calls of

AFS
debt securities for the years ended December 31, 2022 and

2021 (in thousands):
Available-for-sale: 2022 2021
Proceeds from sales and call of securities $
60,649
$
51,974
Gross Gains
$
217
$
545
Gross Losses
(2,746)
(331)
Net realized gains (losses)
$
(2,529)
$
214
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
Available-for-sale Held-to-maturity
December 31, 2022:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$ - $ - $
1,515
$
1,475
Due after one year through five years
4,037
3,709
9,575
8,539
Due after five years through ten years
16,964
15,722
- -
Due after ten years
24,084
17,680
- -
U.S. Government Agency
10,177
8,655
44,914
39,061
U.S. Treasury
- -
9,841
9,828
Collateralized mortgage obligations
118,951
95,541
68,727
60,925
Mortgage-backed securities - Residential

73,838
60,879
42,685
38,483
Mortgage-backed securities - Commercial

32,244
27,954
11,442
10,777
$
280,295
$
230,140
$
188,699
$
169,088
At December 31,

2022 and

2021, there

were no

securities to

any one

issuer,

in an

amount greater

than 10%

of total
stockholders’

equity other

than the

United States

Government and

Government Agencies.

All the collateralized

mortgage
obligations

and

mortgage-backed

securities

are

issued

by

United

States

sponsored

entities

at

December 31,

2022

and
2021.
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):
December 31, 2022
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
11,407
(1,093)
36,310
(7,616)
$
47,717
$
(8,709)
U.S. Treasury
9,828
(13)
- -
9,828
$
(13)
Collateralized mortgage obligations
16,500
(963)
139,965
(34,962)
156,465
$
(35,925)
Mortgage-backed securities -
Residential
5,059
(564)
91,742
(19,348)
96,801
$
(19,912)
Mortgage-backed securities -
Commercial
10,052
(1,173)
26,823
(5,300)
36,875
$
(6,473)
Municipal securities

- -
18,483
(6,601)
18,483
$
(6,601)
Bank subordinated debt securities
11,295
(670)
2,619
(381)
13,914
$
(1,051)
Corporate bonds
13,723
(926)
- -
13,723
$
(926)
$
77,864
$
(5,402)
$
315,942
$
(74,208)
$
393,806
$
(79,610)
December 31, 2021
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
25,951
$
(254)
$
15,477
$
(516)
$
41,428
$
(770)
Collateralized mortgage obligations
155,668
(3,223)
38,459
(1,497)
194,127
$
(4,720)
Mortgage-backed securities -
Residential
88,772
(1,178)
37,373
(1,274)
126,145
$
(2,452)
Mortgage-backed securities -
Commercial
25,289
(318)
7,507
(309)
32,796
$
(627)
Municipal securities

11,292
(395)
11,978
(499)
23,270
$
(894)
Bank subordinated debt securities
4,487
(13)
- -
4,487
$
(13)
$
311,459
$
(5,381)
$
110,794
$
(4,095)
$
422,253
$
(9,476)
The unrealized losses

associated with $
134.7

million of investment

securities transferred from

the AFS portfolio to the
HTM portfolio represent unrealized

losses since the date of

purchase, independent of the

impact associated with changes
in the cost basis upon transfer between portfolios.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
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
At

December

31,

2022,

the

Company

had

$
53.7

million

of

unrealized

losses

on

mortgage

backed

securities

and
collateralized

mortgage

obligations

of

government

sponsored

entities

having

a

fair

value

of

$
294.6

million

that

were
attributable

to

a

combination

of

factors,

including

relative

changes

in

interest

rates

since

the

time

of

purchase.

The
contractual cash flows

for these securities

are guaranteed by

U.S. government agencies

and U.S. government

sponsored
entities. The municipal bonds are of high credit

quality and the declines in fair value are not

due to credit quality.

Based on
the assessment of

these mitigating factors, management

believes that the

unrealized losses on these

debt security holdings
are a

function of

changes in

investment spreads

and interest

rate movements and

not changes

in credit

quality. Management
expects to recover the entire amortized cost basis of these securities.
At December 31, 2022, the

Company does not intend to

sell debt securities that are

in an unrealized loss position

and
it is not more than likely than not that the Company will be required to sell these securities before recovery of the amortized
cost basis. Therefore,

management does

not consider any

investment to be

other than temporarily

impaired at December
31, 2022.
As of December 31, 2022, the Company maintains a master repurchase agreement with a public banking institution for up

to

$
20.0

million

fully

guaranteed

with

investment

securities

upon

withdrawal.

Any

amounts

borrowed

would

be

at

a
variable interest rate

based on prevailing

rates at the

time funding is

requested. At

December 31, 2022, the

Company did
no
t have any securities pledged under this agreement.
In 2018, the Company became a Qualified Public Depositor (“QPD”) with the State of Florida. As a QPD, the Company has the

authority to

legally maintain public

deposits from cities,

municipalities, and the

State of Florida.

These public deposits
are secured by securities

pledged to the

State of Florida

at a ratio of
25
% of the

average outstanding uninsured

deposits.
The Company must also maintain a minimum

amount of pledged securities to be in the program.
At December 31, 2022,

the Company had
eighteen

securities with a

fair value of

$
49.0

million pledged to

the State of
Florida under the public funds program. The Company

held a total of $
204.2

million in public funds at December 31, 2022.
At December

31, 2021,

the Company

had
eleven

securities

with a

fair value

of $
20.4

million pledged

to the

State of
Florida under the public funds program. The Company

held a total of $
37.3

million in public funds at December 31, 2021.
3.

LOANS
The following table is a summary of the distribution of

loans held for investment by type (in thousands):

December 31, 2022 December 31, 2021
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
185,636
12.3
% $
201,359
16.9
%
Commercial Real Estate
970,410
64.4
%
704,988
59.2
%
Commercial and Industrial
126,984
8.4
%
146,592
12.3
%
Foreign Banks
93,769
6.2
%
59,491
5.0
%
Consumer and Other

130,429
8.7
%
79,229
6.6
%
Total

gross loans
1,507,228
100.0
%
1,191,659
100.0
%
Less: Unearned income
(110)
1,578
Total

loans net of unearned income
1,507,338
1,190,081
Less: Allowance for credit losses
17,487
15,057
Total

net loans
$
1,489,851

$
1,175,024
At December 31, 2022 and 2021, the Company had $
338.1

million and $
185.1

million, respectively,

of commercial real
estate and residential mortgage loans pledged as collateral on lines of credit with the FHLB and the

Federal Reserve Bank

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
of Atlanta.

At December 31,

2022 and 2021

the Company

had
no

loans and one

loan for

$
1.2

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
1.3

million at December 31,
2022 and $
42.4

million at December 31, 2021, which are categorized as commercial and industrial loans. These PPP loans
had deferred loan fees of $
13

thousand at December 31, 2022 and $
1.5

million at December 31, 2021.
The

Company

recognized

$
1.6

million

and

$
4.5

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

2022

and

2021

are

as

follows

(in
thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
December 31, 2022:
Beginning balance
$
2,498
$
8,758
$
2,775
$
457
$
569
$
15,057
Provision for credit losses
(1,179)
1,385
1,474
263
552
2,495
Recoveries
33
-
18
-
4
55
Charge-offs
- -
(104)
-
(16)
(120)
Ending Balance

$
1,352
$
10,143
$
4,163
$
720
$
1,109
$
17,487
December 31, 2021:
Beginning balance
$
3,408
$
9,453
$
1,689
$
348
$
188
$
15,086
Provision for credit losses
(919)
(695)
955
109
390
(160)
Recoveries
238
-
149
-
5
392
Charge-offs
(229)
-
(18)
-
(14)
(261)
Ending Balance

$
2,498
$
8,758
$
2,775
$
457
$
569
$
15,057

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
Allowance for credit losses and the outstanding balances in

loans as of December 31, 2022 and 2021 are as

follows (in
thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
December 31, 2022:
Allowance for credit losses:
Individually evaluated for impairment
$
155
$ - $
41
$ - $
98
$
294
Collectively evaluated for impairment
1,197
10,143
4,122
720
1,011
17,193
Balances, end of period
$
1,352
$
10,143
$
4,163
$
720
$
1,109
$
17,487
Loans:
Individually evaluated for impairment
$
7,206
$
393
$
82
$ - $
196
$
7,877
Collectively evaluated for impairment
178,430
970,017
126,902
93,769
130,233
1,499,351
Balances, end of period
$
185,636
$
970,410
$
126,984
$
93,769
$
130,429
$
1,507,228
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

2022 10-K
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
As of December 31, 2022
Pass
Special
Mention Substandard Doubtful Total Loans
Residential real estate:
Home equity line of credit ("HELOC") and other
$
623
$ - $ - $ - $
623
1-4 family residential
132,178
- - -
132,178
Condo residential
52,835
- - -
52,835
185,636
- - -
185,636
Commercial real estate:
Land and construction
38,687
- - -
38,687
Multi family residential
176,820
- - -
176,820
Condo commercial
49,601
-
393
-
49,994
Commercial property
702,357
- 2,552 -
704,909
Leasehold improvements
- - - - -
967,465
-
2,945
-
970,410
Commercial and industrial:
(1)
Secured
120,873
-
807
-
121,680
Unsecured
5,304
- - -
5,304
126,177
-
807
-
126,984
Foreign banks
93,769
- - -
93,769
Consumer and other loans
130,233
-
196
-
130,429
Total
$
1,503,280
$ - $
3,948
$ - $
1,507,228
(1)

All outstanding PPP loans were internally graded

pass.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The following table include an aging analysis

of accruing loans and total non-accruing

loans as of December 31, 2022 and
2021 (in thousands):
Accruing
As of December 31, 2022: Current
Past Due 30-
89 Days
Past Due >
90 Days and
Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
623
$ - $ - $
623
$ - $
623
1-4 family residential
131,120
1,058
-
132,178
-
132,178
Condo residential
50,310
2,525
-
52,835
-
52,835
182,053
3,583
-
185,636
-
185,636
Commercial real estate:
Land and construction
38,687
- -
38,687
-
38,687
Multi family residential
176,820
- -
176,820
-
176,820
Condo commercial
49,994
- -
49,994
-
49,994
Commercial property
704,884
25
-
704,909
-
704,909
Leasehold improvements
- - - - - -
970,385
25
-
970,410
-
970,410
Commercial and industrial:
Secured
121,649
31
-
121,680
-
121,680
Unsecured
4,332
972
-
5,304
-
5,304
125,981
1,003
-
126,984
-
126,984
Foreign banks
93,769
- -
93,769
-
93,769
Consumer and other
130,169
260
-
130,429
-
130,429
Total
$
1,502,357
$
4,871
$ - $
1,507,228
$ - $
1,507,228

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
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

December 31, 2022 and 2021.
Interest

income

on

these

loans

for

the

years

ended

December 31,

2022

and

2021,

would

have

been

approximately
$ 0

thousand and $
5

thousand, respectively,

had these loans performed in accordance with their

original terms.

There were no loans over 90 days past due and accruing

as of December 31, 2022 and 2021.
Impaired Loans
The following table includes

the unpaid principal balances

for impaired loans with

the associated allowance amount,

if
applicable, on the basis of impairment methodology for the dates indicated (in thousands):
December 31, 2022 December 31, 2021
Unpaid
Principal
Balance
Net
Investment
Balance
Valuation
Allowance
Unpaid
Principal
Balance
Net
Investment
Balance
Valuation
Allowance
Impaired Loans with No Specific Allowance:
Residential real estate
$
3,551
$
3,544
$ - $
5,021
$
5,035
$ -
Commercial real estate
393
393
-
696
695
-
3,944
3,937
-
5,717
5,730
-
Impaired Loans with Specific Allowance:
Residential real estate
3,655
3,626
155
3,985
3,950
178
Commercial and industrial
82
82
41
141
141
71
Consumer and other
196
196
98
224
224
111
3,933
3,904
294
4,350
4,315
360
Total
$
7,877
$
7,841
$
294
$
10,067
$
10,045
$
360
Net investment balance is the unpaid principal balance

of the loan adjusted for the remaining net deferred loan

fees.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
The following table presents the

average recorded investment balance on impaired

loans as of December 31, 2022

and
2021 (in thousands):
2022 2021
Residential real estate $
7,626
$
8,791
Commercial real estate
575
714
Commercial and industrial
109
178
Consumer and other
210
254
Total
$
8,520
$
9,937
Interest income

recognized on

impaired loans

for the

years ended

December 31, 2022

and 2021

was $
351

thousand
and $
415

thousand, respectively.
Troubled Debt Restructuring
A troubled

debt

restructuring

(“TDR”)

occurs

when the

Company

has agreed

to

a loan

modification

in

the

form

of a
concession for a borrower who is experiencing financial difficulty.

The following table presents performing and non-performing

TDRs for the dates indicated (in thousands):
December 31, 2022 December 31, 2021
Accrual Status
Non-Accrual
Status Total TDRs Accrual Status
Non-Accrual
Status Total TDRs
Residential real estate
$
7,206
$ - $
7,206
$
7,815
$ - $
7,815
Commercial real estate
393
-
393
696
-
696
Commercial and industrial
82
-
82
141
-
141
Consumer and other

196
-
196
224
-
224
Total
$
7,877
$ - $
7,877
$
8,876
$ - $
8,876
The Company had

allocated $
294

thousand and $
360

thousand of specific

allowance for TDR

loans at December

31,
2022 and 2021,

respectively. Charge-offs on TDR loans for

the years

ended December 31, 2022

and 2021 was

$
0

thousand
and $
18

thousand, respectively.

There was
no

commitment to lend additional funds to these TDR

customers.
The Company

did
no
t have

any new

TDR

loans, loan

modifications,
no
r defaults

for the

years ended

December 31,
2022 and December 31, 2021.
During the year

ended December 31, 2022

and 2021, the

Company did
no
t modify

any new loans

to borrowers impacted
by COVID-19. At December 31, 2022, there was
no

loan past due that was modified in 2021.

4.

LEASES
The

Company

enters

into

leases

in

the

normal

course

of

business

primarily

for

banking

centers

and

back-office
operations. As of

December 31, 2022, the

Company leased nine

of the ten

banking centers and

the headquarter building.
The Company

is obligated

under non-cancelable

operating leases

for these

premises

with expiration

dates ranging

from
2026 to 2036, many of these leases have extension

clauses which the Company could exercise which

would extend these
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

In the Comp

any’s Consolidated

Balance Sheets,

ROU assets

are reported

under
other assets while lease liabilities are classified under

accrued interest and other liabilities.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
As

most

of

the

Company’s

leases

do

not

provide

an

implicit

rate,

the

incremental

borrowing

rate

based

on

the
information available

at commencement

date is

used. The

Company’s incremental

borrowing rate

is based

on the

FHLB
advance rate matching or nearing the lease term.

The following table presents the ROU assets and lease liabilities as of December 31, 2022 and 2021 (in thousands):
2022 2021
ROU assets:
Operating leases

$
14,395
$
14,185
Lease liabilities:
Operating leases

$
14,395
$
14,185
The weighted average remaining lease term and weighted average discount rate as of December 31, 2022 and 2021:
2022 2021
Weighted average remaining lease term (in years):
Operating leases
6.98
8.28
Weighted average discount rate:
Operating leases

2.94
%
2.32
%
Future lease payment obligations and a reconciliation to lease liability as of December 31, 2022 (in thousands):
2023
$
3,158
2024
3,236
2025
3,312
2026
2,383
2027
951
Thereafter
3,478
Total

future minimum lease payments
16,518
Less: interest component
(2,123)
Total

lease liability
$
14,395
5.

PREMISES AND EQUIPMENT

A summary of premises and equipment are presented

below as of December 31, 2022 and 2021 (in thousands):
2022 2021
Land $
972
$
972
Building
1,952
1,947
Furniture, fixtures and equipment
8,841
8,726
Computer hardware and software
4,575
4,552
Leasehold improvements
10,451
9,921
Premises and equipment, gross
26,791
26,118
Accumulated depreciation and amortization
(21,528)
(20,840)
Premises and equipment, net
$
5,263
$
5,278
Depreciation and

amortization expense

was $
688

thousand and

$
1.0

million for

the years

ended December 31,

2022
and 2021, respectively.

During 2021, the Company

eliminated $
0.6

million in assets

due to the sale of

one banking center
and relocation

of another

banking center.

The depreciation

on these

assets

was $
0.6

million

with the

remaining

amount
recognized as an immaterial loss.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
6.

INCOME TAXES

The Company’s provision

for income taxes is

presented in the following

table for the years

ended December 31, 2022
and 2021 (in thousands):
2022 2021
Current:
Federal
$ - $ -
State
- $ -
Total

current
- $ -
Deferred:
Federal
5,462
$
5,314
State
1,482
$
1,286
Total

deferred
6,944
$
6,600
Total

tax expense
$
6,944
$
6,600
The actual income tax

expense for the years

ended December 31, 2022 and

2021 differs from the

statutory tax expense
for the year (computed by applying the

U.S. federal corporate tax rate of
21
% for 2022 and 2021 to

income before provision
for income taxes) as follows (in thousands):
2022 2021
Federal taxes at statutory rate $
5,688
$
5,812
State income taxes, net of federal tax benefit
1,177
$
969
Bank owned life insurance
(269)
$
(186)
Other, net
348
$
5
Total

tax expense
$
6,944
$
6,600
The

following table presents

the deferred tax assets

and deferred tax liabilities

as of December 31, 2022

and 2021 (in
thousands):
2022 2021
Deferred tax assets:
Net operating loss
$
21,720
$
28,819
Allowance for credit losses
4,432
3,816
Lease liability
3,648
3,595
Unrealized loss on available for sale securities
15,193
817
Deferred loan fees
-
400
Depreciable property
158
361
Stock option compensation
373
241
Accruals
723
600
Other, net
-
2
Deferred tax asset $
46,247
$
38,651
Deferred tax liability:
Deferred loan cost
(28)
-
Lease right of use asset
(3,648)
(3,595)
Deferred expenses
(175)
(127)
Other, net
(36)
-
Deferred tax liability $
(3,887)
$
(3,722)
Net deferred tax asset
$
42,360
$
34,929
At

December

31,

2022

the

Company

had

approximately

$
81.8

million

of

Federal

and

$
104.5

million

of

State

net
operating

loss

carryforwards

expiring

in

various

amounts

from

2031 to

2036.

Their

utilization

is limited

to

future

taxable
earnings of the Company.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
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
The U.S.

Federal jurisdiction

and Florida

are the

major tax

jurisdictions where

the Company

files income

tax returns.
The Company is generally no longer subject to U.S. Federal or State examinations by tax authorities for years before 2019.
For

the

years ended

December 31,

2022 and

2021,

the

Company

did
no
t have

any unrecognized

tax benefits

as a
result of

tax positions

taken during

a prior

period or

during the

current period.

Additionally,
no

interest or

penalties

were
recorded as a result of tax uncertainties.
7.

DEPOSITS
The following table presents deposits by type at December

31, 2022 and 2021 (in thousands):
2022 2021
Non-interest bearing deposits
$
629,776
$
605,425
Interest-bearing transaction accounts
66,675
55,878
Saving and money market deposits
915,853
703,856
Time deposits
216,977
225,220
Total

deposits
$
1,829,281
$
1,590,379
Time

deposits

exceeding

the

FDIC

deposit

insurance

limit

of

$250

thousand

at

December 31,

2022

and

2021

were
$
82.0

million and $
119.4

million, respectively.

At December 31, 2022, the scheduled maturities of time deposits were (in thousands):
2023
$
182,647
2024
11,135
2025
1,998
2026
20,402
2027
549
Thereafter
246
$
216,977
At December

31, 2022

and 2021,

the aggregate

amount of

demand deposits

reclassified to

loans as

overdrafts

was
$
230

thousand and $
247

thousand, respectively.
8.

BORROWINGS

Borrowed

funds

consist

of

fixed

rate

advances

from

the

FHLB.

At

December 31,

2022

FHLB

advances

were

$
46.0
million and at December 31, 2021 were $
36

million.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
The following

table presents

the fixed

interest rates

and expected

maturities of

the FHLB

advances at

December 31,
2022 and 2021 (in thousands):
At December 31, 2022
Interest Rate Type of Rate Maturity Date Amount
2.05
% Fixed
March 27, 2025
$
10,000
1.07
% Fixed
July 18, 2025
6,000
1.04
% Fixed
July 30, 2024
5,000
0.81
% Fixed
August 17, 2023
5,000
4.17
% Fixed
January 13, 2023
20,000
$
46,000
At December 31, 2021
Interest Rate Type of Rate Maturity Date Amount
0.81
% Fixed
August 17, 2023
$
5,000
1.04
% Fixed
July 30, 2024
5,000
2.05
% Fixed
March 27, 2025
10,000
1.91
% Fixed
March 28, 2025
5,000
1.81
% Fixed
April 17, 2025
5,000
1.07
% Fixed
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
313

thousand and $
296

thousand of Company contributions to the Plan during the years ended December 31,
2022 and

2021,

respectively,

and

are included

under

salaries and

employee

benefits in

the Consolidated

Statements

of
Operations.
Stock-Based Compensation
Stock

option balances,

weighted average

exercise

price,

and

weighted average

fair value

of options

granted

for the
year ended

December 31,

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
At December 31, 2022, there were
1,386,667

shares available for grant under the

2015 Option Plan. At December

31,
2021, there were
1,401,667
shares available for grant under the 2015 Option Plan.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
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
actual option forfeitures.
The

compensation

expense

is

reported

under

salaries

and

employee

benefits

in

the

accompanying

Consolidated
Statements

of

Operations.

Compensation

expense

totaling

$
523

thousand

was

recognized

for

the

year

ended
December 31, 2022

and $
287

thousand for

the year

ended December

31, 2021.

There was
no

related tax

benefit for

the
years ended December 31, 2022 and 2021.
Unrecognized compensation cost

remaining on stock-based

compensation totaled $
787

thousand and $
1.3

million for
the years ended December 31, 2022 and 2021, respectively

.
Cash

flows

resulting

from

excess

tax

benefits

are

required

to

be

classified

as

a

part

of

cash

flows

from

operating
activities. Excess tax benefits

are realized tax benefits

from tax deductions for

exercised options in excess

of the deferred
tax asset attributable to the compensation cost for such

options.
The fair value of options

granted was determined using

the following weighted-average

assumptions at December

31,
2022:
Assumption 2022
Risk-free interest rate
2.34
%
Expected term
10

years
Expected stock price volatility
10
%
Dividend yield
0
%
The following table presents a summary of stock

options for the years ended December 31, 2022 and 2021:
Stock Options
Weighted Average
Exercise Price
Weighted Average
Remaining
Contractual Years
Aggregate Intrinsic
Value (in
thousands)
Balance at January 1, 2022
959,667
$
10.87
8.4
Granted
15,000
$
14.03
Exercised
(9,000)
$
11.35
Balance at December 31, 2022
965,667
$
10.91
7.4
Exercisable at December 31, 2022
560,000
$
10.18
6.4
$
1,131

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
The weighted average

fair value of

options granted for

the years ended

December 31, 2022 and

2021 was $
3.45

and
$
2.32
, respectively.
There were
no

restricted stock awards outstanding as of December

31, 2021 or 2022.
There are
no

equity compensation plans of the Company that have

not been approved by the shareholders.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
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
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
December 31, 2022 and 2021 (in thousands):

2022 2021
Commitments to grant loans and unfunded lines of credit $
95,461
$
134,877
Standby and commercial letters of credit
4,320
6,420
Total
$
99,781
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
its interest

rate risk

position. The

notional amount

of the

interest rate

swaps do

not represent

amounts exchanged

by the
parties. The amounts exchanged are

determined by reference to

the notional amount and the

other terms of the individual
interest rate swap agreements.

The Company enters into interest rate swaps with its loan customers. The Company had
15

and
18

interest rate swaps
with loan customers with

a notional amount of

$
33.9

million and $
39.2

million at December 31, 2022

and 2021, respectively.
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
December 31, 2022:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
33,893
$
1,278
Other assets/Other liabilities
$
5,011
$
5,011
December 31, 2021:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
39,156
$
1,260
Other assets/Other liabilities
$
1,434
$
1,434

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
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

third-party broker

-dealers.
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
The following table represents

the Company's assets measured at

fair value on a

recurring basis at December 31, 2022
and 2021 for each of the fair value hierarchy levels (in thousands):
2022 2021
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
8,655
$ - $
8,655
$ - $
10,520
$ - $
10,520
Collateralized mortgage obligations
-
95,541
-
95,541
-
156,829
-
156,829
Mortgage-backed securities - Residential
-
60,879
-
60,879
-
118,842
-
118,842
Mortgage-backed securities - Commercial
-
27,954
-
27,954
-
50,117
-
50,117
Municipal securities
-
18,483
-
18,483
-
24,276
-
24,276
Bank subordinated debt securities
-
14,919
-
14,919
-
28,408
-
28,408
Corporate bonds
-
3,709
-
3,709
-
12,550
-
12,550
Total
-
230,140
-
230,140
-
401,542
-
401,542
Derivative assets
-
5,011
-
5,011
-
1,434
-
1,434
Total assets at fair value
$ - $
235,151
$ - $
235,151
$ - $
402,976
$ - $
402,976
Derivative liabilities $ - $
5,011
$ - $
5,011
$ - $
1,434
$ - $
1,434
Total liabilities at fair value
$ - $
5,011
$ - $
5,011
$ - $
1,434
$ - $
1,434
Items Measured at Fair Value

on a Non-recurring Basis

Impaired Loans:
At December

31, 2022

and 2021,

in accordance

with

provisions of

the

loan impairment

guidance,
individual loans

with a

carrying amount

of approximately

$
3.9

million and

$
4.4

million, respectively,

were written

down to
their

fair

value

of

approximately

$
3.6

million

and

$
4.0

million,

respectively,

resulting

in

an

impairment

charge

of
$
294

thousand

and $
360

thousand,

respectively,

which was

included in

the allowance

for credit

losses

at December

31,
2022 and 2021, respectively.

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

31,
2022 and 2021 for each of the fair value hierarchy levels

(in thousands):
Level 1 Level 2 Level 3 Total
December 31, 2022:
Impaired loans
$ - $ - $
3,639
$
3,639
December 31, 2021:
Impaired loans
$ - $ - $
3,990
$
3,990

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
The following table presents

quantified information about

Level 3 fair value

measurements for assets measured

at fair
value on a non-recurring basis at December 31, 2022 and

2021 (in thousands):
Fair Value Valuation Technique(s) Unobservable Input(s)
December 31, 2022:
Residential real estate
$
3,500
Sales comparison approach Adj. for differences between comparable sales
Commercial and industrial
41
Discounted cash flow Adj. for differences in net operating income expectations
Other
98
Discounted cash flow Adj. for differences in net operating income expectations
Total

impaired loans
$
3,639
December 31, 2021:
Residential real estate
$
3,807
Sales comparison approach Adj. for differences between comparable sales
Commercial and industrial
70
Discounted cash flow Adj. for differences in net operating income expectations
Other
113
Discounted cash flow Adj. for differences in net operating income expectations
Total

impaired loans
$
3,990
There were
no

financial liabilities measured at fair value on a non-recurring basis at December 31, 2022 and 2021.
Items Not Measured at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at December 31, 2022 and 2021 are as follows (in thousands):
Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
December 31, 2022:
Financial Assets:
Cash and due from banks
$
$6,605
$
$6,605
$ - $ - $
6,605
Interest-bearing deposits in banks
$
47,563
$
47,563
$ - $ - $
47,563
Investment securities held to maturity
$
188,699
$ - $
169,088
$ - $
169,088
Loans held for investment, net
$
1,489,851
$ - $ - $
1,436,877
$
1,436,877
Accrued interest receivable
$
7,546
$ - $
1,183
$
6,363
$
7,546
Financial Liabilities:
Demand Deposits
$
$629,776
$
$629,776
$ - $ - $
629,776
Money market and savings accounts
$
915,853
$
915,853
$ - $ - $
915,853
Interest-bearing checking accounts
$
66,675
$
66,675
$ - $ - $
66,675
Time deposits
$
216,977
$ - $ - $
211,406
$
211,406
FHLB advances
$
46,000
$ - $
44,547
$ - $
44,547
Accrued interest payable
$
229
$ - $
92
$
137
$
229
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
46
$

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
13.

STOCKHOLDERS’ EQUITY
Common Stock
On June 16, 2021, the Bank

effected a
1 for 5

reverse stock split of all

the Class A common stock

$
1.00

par value per
share. As of the effective date of June 16, 2021,

each five shares of the Company’s

Class A common stock was combined
into
one

fully paid share of

Class A common

stock. Any fractional

shares resulting from this

reverse stock split were

rounded
up to one whole share. The

Bank has adjusted the Class

A common stock, earnings per

share and stock options adjusted
for this 1 for 5

reverse stock

split for all

periods presented

here. The

Class B non-voting

common stock

was not adjusted
but if

sold or

exchanged

would be

converted at

the
1 for 5

reverse stock

split of

5 Class

B common

stock for
1

share of
Class A common stock.

On July 27, 2021, the Bank completed the Initial Public Offering (“IPO”) of its Class A common stock, in which it issued
and

sold
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

completing the

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
December 31, 2022, there were
no

preferred shares and
no

outstanding dividends to be paid.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
Dividends
The Board approved

the following dividend

amounts on the

preferred shares for

the years ended

December 31, 2022
and 2021 (in thousands):

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
7
% of liquidation
preferences paid quarterly. Quarterly dividend of $
17.50

per share.
-
235
Total

dividends paid
$ - $
2,077
Declaration of dividends by the Board is required before dividend payments are made. The dividend payment dates for
Class C and

Class D preferred shares

were set by

the Board while the

Class E preferred shares

had a set

dividend payment
date on the fifteenth of February,

May, August, and November.
No

dividends were approved by

the Board for the common

stock classes for the years ended

December 31, 2022 and
2021. Additionally, there

were
no

dividends declared and unpaid at December 31, 2022

and 2021.
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

In calculating EPS for

the year ended

December 31, 2022 and 2021, net

income available to common stockholders

was
not allocated

between Class

A and

Class B

common stock

since there

was
no

issued and

outstanding Class

B common
stock at year-end.
The following table

reflects the calculation

of net income

(loss) available to

common stockholders

for the years

ended
December 31, 2022 and 2021 (in thousands):
2022 2021
Net Income $
20,141
$
21,077
Less: Preferred stock dividends

-
2,077
Less: Exchange and redemption of preferred shares
-
89,585
Net income (loss) available to common stockholders
$
20,141
$
(70,585)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
The following

table reflects

the calculation

of basic

and diluted

earnings (loss)

per common

share class

for the

years
ended December 31, 2022 and 2021 (in thousands, except per

share amounts):
2022 2021
Class A Class A
Basic EPS
Numerator:
Net income (loss) available to common shares before allocation
$
20,141
$
(70,585)
Multiply: % allocated on weighted avg. shares outstanding
100.0%
100.0%
Net income (loss) available to common shares after allocation $
20,141
$
(70,585)
Denominator:
Weighted average shares outstanding
19,999,323
10,507,530
Earnings (loss) per share, basic
$
1.01
$
(6.72)
Diluted EPS
Numerator:
Net income (loss) available to common shares before allocation
$
20,141
$
(70,585)
Multiply: % allocated on weighted avg. shares outstanding
100.0%
100.0%
Net income (loss) available to common shares after allocation
$
20,141
$
(70,585)
Denominator:
Weighted average shares outstanding for basic EPS
19,999,323
10,507,530
Add: Dilutive effects of assumed exercises of stock options
177,515
-
Weighted avg. shares including dilutive potential common shares
20,176,838
10,507,530
Earnings (loss) per share, diluted
$
1.00
$
(6.72)
Anti-dilutive stock options excluded from diluted EPS
15,000
183,303
For the year

ended 2021, the

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

2022 10-K
limit the ability of

the Bank to pay

dividends, repurchase shares

or pay discretionary

bonuses. At December

31, 2022 and
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

2022 and

2021, the most

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

the Bank at

December 31, 2022 and

2021 (in
thousands, except ratios). The required amounts for capital adequacy shown do not include the capital conservation buffer
previously discussed.
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
December 31, 2022:
Total

risk-based capital:
$
216,693
13.58
% $
127,616
8.00
% $
159,520
10.00
%
Tier 1 risk-based capital: $
198,909
12.47
% $
95,712
6.00
% $
127,616
8.00
%
Common equity tier 1 capital: $
198,909
12.47
% $
71,784
4.50
% $
103,688
6.50
%
Leverage ratio:
198,909
9.56
% $
83,210
4.00
% $
104,012
5.00
%
December 31, 2021: (1)
Total

risk-based capital
$
186,735
14.92
% $
100,125
8.00
% $
125,157
10.00
%
Tier 1 risk-based capital $
171,484
13.70
% $
75,094
6.00
% $
100,125
8.00
%
Common equity tier 1 capital $
171,484
13.70
% $
56,321
4.50
% $
81,352
6.50
%
Leverage ratio $
171,484
9.55
% $
71,825
4.00
% $
89,781
5.00
%
Effective December 30, 2021, the Company acquired the Bank in a merger and reorganization through the formation of
a bank holding company.

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

2022 10-K
16.

RELATED PARTY

TRANSACTIONS

In

the

ordinary

course

of

business,

principal

officers,

directors,

and

affiliates

may

engage

in

transactions

with

the
Company.

The

following

table

presents

loans

to

and

deposits

from

related

parties

included

within

the

accompanying
Consolidated Financial Statements at December

31, 2022 and 2021 (in thousands):
2022 2021
Consolidated Balance Sheets:
Loans held for investment, net

$ - $ -
Deposits
$
6,825
$
1,905
Consolidated Statements of Operations:
Interest income
$ - $ -
Interest expense
$
54
$
16
Loan Purchases

During 2022, the Bank purchased $
42.8

million of loans from entities that are deemed to

be related parties.

The Bank
paid those entities fees of $
881

thousand.

17.

PARENT COMPANY

CONDENSED FINANCIAL INFORMATION

In December

2021, USCB

Financial Holdings,

Inc. was

formed as

the parent

bank holding

company of

U.S. Century
Bank.

The

condensed

balance

sheet

is

presented

below

for

USCB

Financial

Holdings,

Inc.

at

the

dates

indicated

(in
thousands):
December 31, 2022 December 31, 2021
ASSETS:
Cash and Cash Equivalents
$
1,102
$ -
Investment in bank subsidiary

181,326

203,897
Other assets
- -
Total

assets
$
182,428
$
203,897
LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities
$ - $ -
Stockholders' equity
182,428
203,897
Total

liabilities and stockholders' equity
$
182,428
$
203,897

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
The

condensed

income

statement

is

presented

below

for

USCB

Financial

Holdings,

Inc.

at

the

dates

indicated

(in
thousands):
December 31, 2022 December 31, 2021
INCOME:
Dividends from subsidiaries
$
1,000
$ -
Service fees from subsidiaries
- -
Total $
1,000
$ -
EXPENSE:
Employee compensation and benefits

-

-
Total - -
Income before income taxes and undistributed subsidiary income
1,000
Provision (benefit) for income taxes
- -
Equity in undisbursed subsidiary income
19,141
Net Income

$
20,141
$ -
The condensed cash flow is presented below for USCB

Financial Holdings, Inc. at the dates indicated (in thousands):
December 31, 2022 December 31, 2021
Cash flows from operating activities:
Net income
$
20,141
$ -
Adjustments to reconcile net income to net cash provided

by operating
activities:
-
Equity in undistributed earnings of subsidiaries
(19,141)
-
Other
-
Net cash provided by operating activities
$
1,000
$ -
Cash flows from investing activities:
Capital contributions to subsidiary
- -
Other
- -
Net cash used in investing activities

- -
Cash flows from financing activities:
Dividends paid
- -
Proceeds from exercise of stock options
102
-
Repurchase of common stock
- -
Net cash (used in) provided by financing activities
102
-
Net increase (decrease) in cash and cash equivalents

1,102
-
Cash and cash equivalents, beginning of period

- -
Cash and cash equivalents, end of period

$
1,102
$ -
18.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise

in the ordinary

course of

business. In

the opinion

of
management, none

of these

actions, either

individually or

in the aggregate,

is expected

to have

a material

adverse effect
on the Company’s Consolidated Financial Statements.
19.

SUBSEQUENT EVENTS

Management has

evaluated subsequent

events from

January 1,

2023 through

March 24,

2023, which

is the

date this
Annual Report Form 10-K was available to be issued.
Share Repurchase Program

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K
In February 2023 the

Company repurchased
250,000

shares of USCB Financial

Holdings Inc. Class

A common stock
at

a

price

of

$
12.04
.

Additionally,

the

Company

repurchased
250,000

shares

of

USCB

Financial

Holdings

Inc

Class

A
Common stock

at a

price of

$
11.39

in March

2023. These

repurchases were

made thru

the open

market pursuant

to the
Company’s publicly announced repurchase program.

USCB Financial Holdings, Inc.

2022 10-K
Item 9.

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and its

Chief
Financial

Officer,

we evaluated

the

effectiveness

of

the

design

and

operation

of

the

Company’s

disclosure

controls

and
procedures

as

of

December 31,

2022.

Based

on

that

evaluation,

management

believes

that

the

Company’s

disclosure
controls

and

procedures

were

effective

to

collect,

process,

and

disclose

the

information

required

to

be

disclosed

in

the
reports filed or

submitted under

the Exchange

Act within the

required time

periods as of

the end of

the period covered

by
this Report.
Management’s Report on Internal Control

over Financial Reporting
Management is responsible for designing, implementing, documenting, and maintaining an adequate system of internal
control over financial

reporting, as

such term

is defined in

the Exchange

Act. An

adequate system

of internal control

over
financial reporting encompasses the processes and procedures that have been established by management to:
•

maintain records that accurately reflect the Company’s

transactions;
•

prepare

financial

statement

and

footnote

disclosures

in

accordance

with

U.S.

GAAP

that

can

be

relied

upon

by
external users; and
•

prevent and detect unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Management conducted

an evaluation

of the

effectiveness

of the

Company's

internal control

over financial

reporting
based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway

Commission

(COSO).

Based

on

this

evaluation

under

the

criteria

in

Internal

Control-Integrated

Framework,
management concluded that

internal control over financial

reporting was effective

as of December 31,

2022. Furthermore,
during the conduct of its assessment, management identified no material weakness in its financial reporting control system.
The Board of USCB

Financial Holdings, Inc., through its

Audit Committee, provides oversight to

management’s conduct
of

the

financial

reporting

process.

The

Audit

Committee,

which

is

composed

entirely

of

independent

directors,

is

also
responsible for the appointment of the independent registered public accounting firm. The

Audit Committee also meets with
management, the internal audit staff,

and the independent registered public accounting

firm throughout the year to provide
assurance as to the adequacy of the financial

reporting process and to monitor the overall

scope of the work performed by
the internal audit staff and the independent public accountants.
Because of its inherent limitations, the disclosure controls and procedures may not prevent or detect misstatements.

A
control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because

of the inherent limitations in all control systems, no evaluation of controls
can provide absolute assurance that all control issues and instances of fraud, if any, have

been detected. Also, projections
of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance

with the policies or procedures may deteriorate.
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

2022 10-K
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required

herein is incorporated

by reference from

the sections captioned “Information

with Respect to
Nominees for

Director and Information

About Executive Officers”

and “Beneficial Ownership

of Common Stock

by Certain
Beneficial Owners and Management –

Delinquent Section 16(a) Reports”

in the Company’s Definitive

Proxy Statement for
the Annual Meeting

of Shareholders

currently expected

to be held

on May 22,

2023, is expected

to be

filed with the

SEC
within 120 days of December 31, 2021 (“2023 Definitive

Proxy Statement”).
The Company has

adopted a code

of ethics and

business conduct policy,

which applies to

all of its

directors, officers,
including its principal executive officer, principal financial officer, principal accounting officer,

and employees generally. The
Company

will provide

a copy

of its

code

of ethics

to any

person, free

of charge,

upon request.

Any requests

for a

copy
should

be

made

to

the

Corporate

Secretary,

USCB

Financial

Holdings,

Inc.,

2301

N.W.

87th

Avenue,

Doral,

Florida.

In
addition, a

copy

of the

Code of

Ethics is

available at

the Company’s

website at

www.uscentury.com

under the

“Investor
Relations” tab.
There

have

been

no

material

changes

to

the

procedures

by

which

shareholders

may

recommend

nominees

to

the
Company’s Board.
Item 11. Executive Compensation
The information

required herein

is incorporated

by reference

from

the sections

captioned "Executive

Compensation"
and “Information with Respect to

Nominees for Director and Information About

Executive Officers – Director Compensation”
in the Company’s 2023 Definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management . Information regarding security ownership of certain beneficial owners and management is incorporated

by reference to “Beneficial Ownership of Common Stock

by
Certain Beneficial Owners and Management” in the 2023 Definitive

Proxy Statement.
Equity Compensation Plan Information
. Information regarding the Company’s equity

plans is incorporated from
Note 9 “Equity Based and Other Compensation Plans”

to the Consolidated Financial Statements included in

this Annual
Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions,

and Director Independence
The information

required herein

is incorporated

by reference

from

the sections

captioned “Certain

Relationships and
Related

Party

Transactions”

and

“Information

with

Respect

to

Nominees

for

Director

and

Information

About

Executive
Officers” in the 2023 Definitive Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required herein is incorporated by reference from the section captioned “Ratification of
Appointment of Independent Registered Public Accounting

Firm (Proposal Two)

– Audit Fees” in the 2023 Definitive Proxy
Statement.

USCB Financial Holdings, Inc.

2022 10-K
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)

List of documents filed as part of this Annual Report:
1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended

December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income

for the years ended December 31, 2022 and 2021
Consolidated Statements of Changes in Stockholders'

Equity for the years ended December 31, 2022 and

2021
Consolidated Statements of Cash Flows for the

years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
2) Financial Statement Schedules:
Financial statement schedules are omitted as not required

or not applicable or because the information is
included in the Consolidated Financial Statements or

notes thereto.
(b)

List of Exhibits:
The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of
this Annual Report on Form 10-K.

USCB Financial Holdings, Inc.

2022 10-K
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
4.4
Description of USCB Financial Holdings, Inc.’s securities (incorporated by reference to Exhibit 4.4 to the
Registrant’s Annual Report on Form 10-K for the year ended December 1, 2021 (File No. 001-41196) filed with the Securities and Exchange Commission on March 24, 2022).
10.1
U.S. Century Bank Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the
Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange Commission on
December 30, 2021).

10.2
Amended and Restated Employment Agreement by and among USCB Financial Holdings, Inc., U.S. Century Bank and Luis de la Aguilera dated as of January 29, 2023 (incorporated by reference to Exhibit 10.2 to the Registrant’s
Current Report on Form 8-K dated as of January 29, 2023 (File No. 001-41196) filed with the Securities and
Exchange Commission on February 1, 2023).*
10.3
Amended and Restated Employment Agreement by and among USCB Financial Holdings, Inc., U.S. Century Bank and Robert Anderson dated as of January 29, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s
Current Report on Form 8-K dated as of January 29, 2023 (File No. 001-41196) filed with the Securities and
Exchange Commission on February 1, 2023).*
10.4
Change in Control Agreement between U.S. Century Bank and Benigno Pazos dated August 2, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 1, 2021
(File No. 001-41196) filed with the Securities and Exchange Commission on March 24, 2022).*
10.5
Employment Agreement between U.S. Century Bank and Jalal “Jay” Shehadeh dated as of September 28,
2020.
***
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
** Filed herwith.
*** Furnished hereby.

USCB Financial Holdings, Inc.

2022 10-K
SIGNATURES
Pursuant to the requirements of the Exchange

Act, the registrant has duly caused this report

to be signed on its behalf
by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
Date: March 24, 2023 By: /s/ Luis de la Aguilera
Luis de la Aguilera
President and Chief Executive Officer
Pursuant to the requirements

of the Exchange Ac,

this report has been

signed by the following

persons in the capacities
and on the dates indicated.
Signature Title Date
/s/ Luis de la Aguilera
President, Chief Executive Officer,

and Director
(Principal Executive Officer) March 24, 2023
Luis de la Aguilera
/s/ Robert Anderson
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer) March 24, 2023
Robert Anderson
/s/ Aida Levitan Director March 24, 2023
Aida Levitan
/s/ Howard Feinglass Director March 24, 2023
Howard Feinglass
/s/ Kirk Wycoff Director March 24, 2023
Kirk Wycoff
/s/ Ramon A. Abadin Director March 24, 2023
Ramon A. Abadin
/s/ Bernardo B. Fernandez Director March 24, 2023
Bernardo B. Fernandez
/s/ Ramon A. Rodriguez Director March 24, 2023
Ramon A. Rodriguez
/s/ Maria C. Alonso Director March 24, 2023
Maria C. Alonso
/s/ Robert E. Kafafian Director March 24, 2023
Robert E. Kafafian