Form 10-K/A
period 2022-12-31
USCB FINANCIAL HOLDINGS, INC.
filed 2023-03-28
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of USCB Financial Holdings, Inc. (the “Company”, “we,” “our” or “us”) for
the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023 (the “2022 Annual Report”
or “Original Report”), is being filed (i) to correct an HTML conversion error in the stock performance graph included in Item 5 of Part II and (ii) to delete the logo of the independent registered public accounting firm that was inadvertently included on more pages than the audit report in the consolidated financial statements included in Item 8 of Part II (none of the financial data contained in the consolidated financial statements and the notes thereto set forth in Item
8 was revised or modified in any way).
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 5 and Item 8 of Part II of the 2022 Annual Report are
hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15, the Company is including Item 15 of Part IV with this Amendment No.
1, solely to file the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
This Amendment No. 1 does not affect any other portion of the 2022 Annual Report. Additionally, except as specifically referenced herein, this Amendment
No. 1 does not reflect any event after March 24, 2023, the filing date of the 2022 Annual Report or modify disclosures affected by subsequent events.
Terms used herein but not otherwise defined in Amendment No. 1 have such meaning ascribed to them in the Original Report.

FORM 10-K/A
DECEMBER 31, 2022

PART II
4
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
4
Item 8.
Financial Statements and Supplementary Data
6
Consolidated Balance Sheets
8
Consolidated Statements of Operations
9
Consolidated Statements of Comprehensive Income (Loss)
10
Consolidated Statements of Changes in Stockholders’ Equity
11
Consolidated Statements of Cash Flows
12
Notes to the Consolidated Financial Statements
14
PART IV
50
Item 15.
Exhibit and Financial Statement Schedules
50
Exhibit Index
51
Signatures

USCB Financial Holdings, Inc.

2022 10-K/A

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

2022 10-K/A

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

USCB Financial Holdings, Inc.

2022 10-K/A

Item 8.

Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

(
Crowe LLP
, PCAOB ID:
173
)
7
Consolidated Balance Sheets
8
Consolidated Statements of Operations
9
Consolidated Statements of Comprehensive Income (Loss)
10
Consolidated Statements of Changes in Stockholders’ Equity
11
Consolidated Statements of Cash Flows
12
Notes to the Consolidated Financial Statements
14

USCB Financial Holdings, Inc.

2022 10-K/A

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

We conducted

our audits

in accordance

with the

standards of

the PCAOB.

Those standards

require that
we plan and perform the

audit to obtain reasonable

assurance about whether the

financial statements are
free of material misstatement, whether due to error or fra

ud.

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

USCB Financial Holdings, Inc.

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
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

2022 10-K/A
PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)

List of documents filed as part of this Amendment No.

1 to the Annual Report on Form 10-K and are set forth

in Item 8
hereto:
1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended

December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income (Loss)

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
(b)

List of Exhibits:
Item 15(b) of the Original Report is hereby amended solely

to provide the exhibits required to be filed in
connection with the Form 10-K/A.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K/A
EXHIBIT INDEX
Exhibit
Number Description of Exhibit
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*
31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
**
32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
**
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
** Furnished hereby.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2022 10-K/A
SIGNATURES

Pursuant to the requirements of the

Exchange Act, the registrant has

duly caused this Amendment No.

1 to this report
to be signed on its behalf by the undersigned thereunto

duly authorized.
USCB FINANCIAL HOLDINGS, INC.
Date: March 27, 2023 By: /s/ Luis de la Aguilera
Luis de la Aguilera
President and Chief Executive Officer