Form 10-Q
period 2023-03-31
USCB FINANCIAL HOLDINGS, INC.
filed 2023-05-12
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2023
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
As of May 1, 2023, the registrant had
19,622,380

shares of Class
A
common stock outstanding.

FORM 10-Q
March 31, 2023

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022
3
Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (Unaudited)
4
Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and
2022 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and
2022 (Unaudited)
6
Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (Unaudited)
7
Notes to the Consolidated Financial Statements (Unaudited)
8
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
31
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
50
Item 4.
Controls and Procedures
50
PART II
51
Item 1.
Legal Proceedings
51
Item 1A.
Risk Factors
51
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
52
Item 3.
Defaults Upon Senior Securities
52
Item 4.
Mine Safety Disclosures
52
Item 5.
Other Information
52
Item 6.
Exhibit Index
53
Signatures

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
PART I
Item 1.

Financial Statements

USCB FINANCIAL HOLDINGS, INC.
Consolidated Balance Sheets - Unaudited
(Dollars in thousands,

except share data)
March 31, 2023 December 31, 2022
ASSETS:
Cash and due from banks $
5,586
$
6,605
Interest-bearing deposits in banks
57,665
47,563
Total cash and cash

equivalents
63,251
54,168
Investment securities held to maturity, net of allowance

for credit losses of $
0

(fair value $
169,167

and
$
169,088
, respectively)
186,428
188,699
Investment securities available for sale, at fair value
229,409
230,140
Federal Home Loan Bank stock, at cost
6,143
2,882
Loans held for investment, net of allowance of $
18,887

and $
17,487
, respectively
1,561,507
1,489,851
Accrued interest receivable
8,216
7,546
Premises and equipment, net
5,135
5,263
Bank owned life insurance
43,048
42,781
Deferred tax assets, net
39,567
42,360
Lease right-of-use asset
13,652
14,395
Other assets
7,465
7,749
Total assets $
2,163,821
$
2,085,834

LIABILITIES:

Deposits:

Demand deposits $
633,606
$
629,776
Money market and savings accounts
900,478
915,853
Interest-bearing checking
50,573
66,675
Time deposits
245,805
216,977
Total deposits
1,830,462
1,829,281
Federal Home Loan Bank advances
120,000
46,000
Lease liability
13,652
14,395
Accrued interest and other liabilities
15,849
13,730
Total liabilities
1,979,963
1,903,406

Commitments and contingencies (See Notes 5 and 10) .

.

STOCKHOLDERS' EQUITY:

Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2023 and December 31, 2022
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2023 and December 31, 2022
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2023 and December 31, 2022
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
19,622,380

issued and
outstanding

as of March 31, 2023,
20,000,753

issued and outstanding as of December 31, 2022

19,622
20,001
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
0

issued and
outstanding as of March 31, 2023 and December 31, 2022

- -
Additional paid-in capital on common stock
305,921
311,282
Accumulated deficit
(99,620)
(104,104)
Accumulated other comprehensive loss
(42,065)
(44,751)
Total stockholders'

equity
183,858
182,428
Total liabilities

and stockholders' equity
$
2,163,821
$
2,085,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended March 31,
2023 2022
Interest income:

Loans, including fees
$
19,711
$
12,982

Investment securities
2,286
2,329

Interest-bearing deposits in financial institutions
382
31

Total interest

income
22,379
15,342
Interest expense:

Interest-bearing checking
43
16

Money market and savings accounts
4,785
551

Time deposits
1,057
259

Federal Home Loan Bank advances and other borrowings
497
137

Total interest

expense
6,382
963

Net interest income before provision for credit losses
15,997
14,379
Provision for credit losses
201
-

Net interest income after provision for credit losses
15,796
14,379
Non-interest income:

Service fees
1,205
900

(Loss) gain on sale of securities available for sale, net
(21)
21

Gain on sale of loans held for sale, net
347
334

Loan settlement
-
161

Other non-interest income
539
529

Total non-interest

income
2,070
1,945
Non-interest expense:

Salaries and employee benefits
6,377
5,875

Occupancy
1,299
1,270

Regulatory assessment and fees
224
213

Consulting and legal fees
358
517

Network and information technology services
478
387

Other operating expense
1,440
1,350

Total non-interest

expense
10,176
9,612

Income before income tax expense
7,690
6,712
Income tax expense
1,881
1,858

Net income
$
5,809
$
4,854
Per share information:

Net income per share, basic $
0.29
$
0.24
Net income per share, diluted $
0.29
$
0.24
The accompanying notes are an integral part of these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income (Loss) - Unaudited
(Dollars in thousands)

Three Months Ended March 31,
2023 2022
Net income $
5,809
$
4,854
Other comprehensive income (loss):

Unrealized gain (loss) on investment securities
3,637
(22,775)
Amortization of net unrealized (loss) gain on securities transferred from available-for-sale to held-to-maturity
(60)
65
Reclassification adjustment for loss (gain) included in net income
21
(21)
Tax effect
(912)
5,789
Total other comprehensive

income (loss), net of tax
2,686
(16,942)
Total comprehensive

income (loss)

$
8,495
$
(12,088)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity - Unaudited
(Dollars in thousands,

except per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock Accumulated Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total Stockholders'
Equity
Balance at December 31, 2022
20,000,753
$
20,001
$
311,282
$
(104,104)
$
(44,751)
$
182,428
Cumulative effect of adoption of accounting principle related to ASC 326 - - -
(1,325)
- (1,325)
Adjusted beginning balance after cumulative effect adjustment
20,000,753
20,001
311,282
(105,429)
(44,751)
181,103
Net income - - -
5,809
-
5,809
Other comprehensive income - - - -
2,686
2,686
Repurchase of Class A common stock
(500,000)
(500)
(5,367)
- -
(5,867)
Restricted stock issued
121,627
121
(121)
- - -
Stock based compensation - -
127
- -
127
Balance at March 31, 2023
19,622,380
$
19,622
$
305,921
$
(99,620)
$
(42,065)
$
183,858
Balance at January 1, 2022
19,991,753
$
19,992
$
310,666
$
(124,245)
$
(2,516)
$
203,897
Net income - - -
4,854
-
4,854
Other comprehensive loss - - - -
(16,942)
(16,942)
Exercise of stock options
9,000
9
93
- -
102
Stock-based compensation - -
128
- -
128
Balance at March 31, 2022
20,000,753
$
20,001
$
310,887
$
(119,391)
$
(19,458)
$
192,039

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Three Months Ended March 31,
2023 2022
Cash flows from operating activities:
Net income

$
5,809
$
4,854
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for credit losses

201
-
Depreciation and amortization
150
188
(Accretion) Amortization of premiums on securities, net
(38)
169
Accretion of deferred loan fees, net
(93)
(807)
Stock-based compensation
127
128
Loss (gain) on sale of available for sale securities
21
(21)
Gain on sale of loans held for sale
(347)
(334)
Increase in cash surrender value of bank owned life insurance
(267)
(266)
Decrease in deferred tax assets
1,881
1,858
Net change in operating assets and liabilities:

Accrued interest receivable
(670)
(328)
Other assets
284
(2,838)
Accrued interest and other liabilities
1,943
3,000
Net cash provided by operating activities
9,001
5,603

Cash flows from investing activities:

Purchase of investment securities held to maturity -
(2,432)
Proceeds from maturities and pay-downs of investment securities held to maturity
2,406
2,626
Purchase of investment securities available for sale

(7,667)
(42,794)
Proceeds from maturities and pay-downs of investment securities available for sale
3,261
14,788
Proceeds from sales of investment securities available for sale
8,617
14,558
Net increase in loans held for investment
(77,413)
(617)
Purchase of loans held for investment -
(70,175)
Additions to premises and equipment
(22)
(155)
Proceeds from the sale of loans held for sale
4,847
3,643
Proceeds from the redemption of Federal Home Loan Bank stock
3,570
-
Purchase of Federal Home Loan Bank stock
(6,831)
(177)
Net cash used in investment activities
(69,232)
(80,735)
Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net -
102
Repurchase of Class A common stock
(5,867)
-
Net increase in deposits
1,181
122,915
Proceeds from Federal Home Loan Bank advances
158,000
-
Repayments on Federal Home Loan Bank advances
(84,000)
-
Net cash provided by financing activities
69,314
123,017

Net increase in cash and cash equivalents
9,083
47,885
Cash and cash equivalents at beginning of period
54,168
46,228
Cash and cash equivalents at end of period $
63,251
$
94,113

Supplemental disclosure of cash flow information:

Interest paid $
6,044
$
961

Supplemental schedule of non-cash investing and financing activities:

Transfer of loans held for investment to loans held for sale $
4,500
$
3,309
The accompanying notes are an integral part of these unaudited consolidated financial statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
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
(“U.S.

GAAP”)

for

complete

financial

statements.

All

adjustments

consisting

of

normally

recurring

accruals

that,

in

the
opinion

of

management,

are

necessary

for

a

fair

presentation

of

the

financial

position

and

results

of

operations

for

the
periods presented have

been included. These

unaudited consolidated financial

statements should be

read in conjunction
with the

Company’s

consolidated financial

statements and

related notes

appearing in

the Company’s

Annual Report

on
Form 10-K/A for the year ended December 31, 2022.
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
Recently Issued Accounting Standards
Adoption of New Accounting Standards
Measurement of Credit Losses on Financial Instruments
On

January

1st,

2023,

the

Company

adopted

ASU

2016-13

Financial

Instruments

-

Credit

Losses

(Topic

326):
Measurement of Credit Losses on Financial Instruments, as

amended, which replaces the incurred loss methodology with
an expected

loss methodology

that is

referred to

as the

current expected

credit loss

(CECL) methodology. The

measurement
of

expected

credit

losses

under

the

CECL

methodology

is

applicable

to

financial

assets

measured

at

amortized

cost,
including

loan

receivables and

held-to-maturity debt

securities.

It

also

applies to

off-balance

sheet

credit exposures

not
accounted

for

as

insurance

(e.g.,

loan

commitments,

standby

letters

of

credit,

financial

guarantees,

and

other

similar
instruments) and

net investments

in leases

recognized by

a lessor

in accordance

with Topic

842 on

leases. In

addition,
ASC 326 amended the accounting

for available-for-sale debt securities. One such

change is to require credit

losses to be
presented as

an allowance

rather than

as a

write-down on

available-for-sale debt

securities, that

management does

not
intend to sell or believes that it is more likely than not they will be required to sell.

Under CECL,

the Company

estimates the

allowance for

credit losses

using relevant

available information,

from both
internal

and

external

sources,

relating

to

past

events,

current

conditions,

and

reasonable

and

supportable

forecasts.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Historical credit losses provide

the basis for estimation of

expected credit losses. Qualitative adjustments

are applied to the
expected credit

losses estimated

for the

loan portfolio

in relation

to potential

limitations of

the quantitative

model. A

scorecard
is used to aid management in the assessment of qualitative factor adjustments applied to expected credit losses.
The

quantitative

component

of

the

estimate

relies

on

the

statistical

relationship

between

the

projected

value

of

an
economic

indicator

and

the

implied

historical

loss

experience

among

a

curated

group

of

peers.

The

Company

utilized
regression analyses

of peer

data, in

which the

Company was

included, and

where observed

credit losses

and selected
economic factors were used to determine suitable loss drivers for modeling the lifetime rates of probability of default (PD).
A

loss

given

default

rate

(LGD)

is

assigned

to

each

pool

for

each

period

based

on

these

PD

outcomes.

The

model
fundamentally utilizes an expected discounted cash

flow (DCF) analysis for

loan portfolio segments. The DCF analysis

is
run

at

the

instrument-level and

incorporates an

array

of

loan-specific

data

points

and

segment-

implied

assumptions

to
determine the lifetime

expected loss attributable

to each instrument.

An implicit "hypothetical

loss" is derived

for each period
of the

DCF and

helps establish

the present

value of

future cash

flows for

each period.

The reserve

applied to

a specific
instrument is the difference between the sum of the present value of future cash flows and the book balance of the loan at
the measurement date.
Management elected

the Remaining

Life (WARM) methodology

for five

portfolio segments.

For each

of these

segments,
a long-term average loss rate is calculated

and applied on a quarterly basis

for the remaining life of the pool.

Adjustments
for

economic

expectations

are

made

through

qualitative

assessments.

For

the

remaining

life

estimated

management
implemented

a

software

that

uses

an

attrition-based

calculation

that

performs

quarterly,

cohort-based

attrition
measurements based on the loan portfolio.

For loans collectively

evaluated, $
1.3

billion of loan

receivables or
84
% were evaluated

under Discounted Cash

Flow
method and

$
251.0

million of

loan receivables

or
16
% were

evaluated under

the Remaining

Life method.

The remaining
$
7.9

million loan receivable of the total loan portfolio were individually evaluated.

Portfolio segments are the level at which loss assumptions are applied to a pool of loans based on the similarity of risk characteristics inherent

in the

included instruments,

relying on

collateral codes

and

FFIEC Call

Report codes.

The Company
currently segments the portfolio based on collateral codes for purpose of establishing reserves. Each of these segments is paired

to

regression

models

(Loss

Driver

Analyses)

based

on

peer

data

for

loans

of

similar

risk

characteristics.

The
Company has established relationships between internal segmentation and

FFIEC Call Report codes for this purpose. The
loss driver for each loan portfolio segment is derived from a readily available and reasonable economic forecast, including the Federal Reserve Bank projections of U.S.

civilian unemployment rate and the year-over-year real

GDP growth; for the
residential

loan

segment

the

House

Price

index

(“HPI”)

projections

published by

Fannie

Mae’s

Economic and

Strategic
Research Group

are utilized

for the

forecast. Forecasts

are applied

the first

four quarters

of the

credit loss

estimate and
revert on a

straight-line basis to

the lookback period's

historical mean for

the economic indicator over

the expected life

of
loans.

The model incorporates qualitative factor adjustments in order to calibrate the model for risk in each portfolio segment
that may not

be captured through

quantitative analysis. Determinations

regarding qualitative adjustments

are reflective of
management's expectation

of loss

conditions differing

from those

already captured

in the

quantitative component

of the
model.

The

Company

estimates

a

reserve

for

unfunded

commitments, which

is

reported separately

from

the

allowance

for
credit losses within other liabilities.

The reserve is based

upon the same quantitative and

qualitative factors applied to the
collectively evaluated loan portfolio.
The impact of adoption of the ASU 2016-13 was an increase to the allowance for credit losses on loans receivables of
$
1.1

million

and

an

increase

to

the

reserve

for

unfunded

commitments

of

$
259

thousand.

This

one-time

cumulative
adjustment resulted in a decrease of $ 1. 3 million in retained earnings. See “Allowance for Credit Losses” section in Note 3 for more information on the allowance of credit losses (”ACL”).

Trouble Debt Restructuring
In March

2022, the

Financial Accounting

Standards Board

(“FASB”) issued Accounting

Standards Update

(“ASU”) 2022-
02, Financial Instruments-Credit Losses (Topic

326): Troubled Debt

Restructurings (“TDR”) and Vintage

Disclosures. The
standard

addresses

the

following:

1)

eliminates

the

accounting

guidance

for

TDRs,

will

require

an

entity

to

determine
whether

a

modification

results

in

a

new

loan

or

a

continuation

of

an

existing

loan,

2)

expands

disclosures

related

to
modifications, and

3) will

require disclosure

of current

period gross

write-offs

of financing

receivables within

the vintage

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
disclosures table (see

footnote 3 “Loans”). The

Company adopted ASU

2022-02 effective January 1,

2023 on a prospective
basis. The adoption of ASU 2022-02 did not have a material impact on the Company’s consolidated financial statements.

Issued and Not Yet Adopted
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
2.

INVESTMENT SECURITIES

On

January

1st,

2023,

the

Company

adopted

ASU

2016-13

Financial

Instruments

-Credit

Losses

(Topic

326):
Measurement of Credit Losses on Financial Instruments, as

amended, which replaces the incurred loss methodology with
an expected

loss methodology

that is

referred to

as the

current expected

credit loss

(CECL) methodology. The

measurement
of

expected

credit

losses

under

the

CECL

methodology

is

applicable

to

financial

assets

measured

at

amortized

cost,
including loan receivables and

held-to-maturity debt securities. In

addition, ASC 326 amended

the accounting for available-
for-sale debt securities. One

such change is to

require credit losses to

be presented as an

allowance rather than as

a write-
down on available-for-sale debt

securities management does not

intend to sell or

believes that it is

more likely than not

they
will be required to sell.
CECL requires loss

reserve for securities

classified as

Held-to-Maturity (“HTM”). The

reserve should

reflect historical
credit performance

as well

as the

impact of

projected economic

forecast. For

U.S. Government

bonds and

U.S. Agency
issued bonds in HTM the explicit guarantee of the US Government is sufficient to conclude that a credit loss reserve is not required. The

reserve requirement

is for

three primary

assets groups:

municipal bonds,

corporate bond,

and non-agency
securitizations.

The

Company

calculates

quarterly

the

loss

reserve

utilizing

Moody’s

ImpairmentStudio.

The

CECL
measurement

for

investment

securities

incorporates historical

data,

containing

defaults

and

recoveries

information,

and
Moody’s baseline economic

forecast. The solution uses

probability of default/loss given

default (“PD/LGD”) approach. PD
represents the likelihood a borrower will default. Within the Moody’s model, this is determined using historical default data, adjusted for the current economic environment. LGD projects the expected loss if a borrower were to default.

At

quarter

end,

HTM

securities

included

$
175.4

million

of

U.S.

Government

and

U.S.

Agency

issued

bonds

and
mortgage-backed

securities,

because

of

the

explicit

and/or

implicit

guarantee

on

these

bonds

the

Company

holds
no
reserves on

these holdings.

The remaining

portion of

the HTM

portfolio is

made up

of $
11.0

million in

investment grade
corporate bonds. The required

reserve for these

holdings is determined

each quarter using

the model described

above. The
resulting amount of allowance was immaterial at March 31, 2023.

There was
no

allowance for Available for Sale (“AFS”) securities that needed to be recorded as of March 31, 2023.

The following tables

present a summary of

the amortized cost,

unrealized or unrecognized gains

and losses,

and fair
value of investment securities at the dates indicated (in thousands):
March 31, 2023
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
10,184
$
-
$
(1,353)
$
8,831
Collateralized mortgage obligations
110,180
-
(21,343)
88,837
Mortgage-backed securities - residential
72,690
-
(12,124)
60,566
Mortgage-backed securities - commercial
37,043
6
(4,449)
32,600
Municipal securities
25,064
-
(5,754)
19,310
Bank subordinated debt securities
16,831
18
(1,352)
15,497
Corporate bonds
4,035
-
(267)
3,768
$
276,027
$
24
$
(46,642)
$
229,409
Held-to-maturity:

U.S. Government Agency
$
44,792
$
126
$
(5,182)
$
39,736
U.S. Treasury
9,951
-
(8)
9,943
Collateralized mortgage obligations
67,404
161
(7,019)
60,546
Mortgage-backed securities - residential
41,842
483
(4,237)
38,088
Mortgage-backed securities - commercial
11,399
-
(644)
10,755
Corporate bonds
11,040
-
(941)
10,099
$
186,428
$
770
$
(18,031)
$
169,167

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
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
28
(7,830)
60,925
Mortgage-backed securities - residential
42,685
372
(4,574)
38,483
Mortgage-backed securities - commercial
11,442
-
(665)
10,777
Corporate bonds
11,090
-
(1,077)
10,013
$
188,699
$
425
$
(20,036)
$
169,088
During the

year ended

December 31,

2022, a

total of
26

investment securities

with an

amortized cost

basis and

fair
value

of

$
74.4

million

and

$
63.8

million,

respectively,

were

transferred

from

AFS

to

HTM.

These

securities

had

a

net
unrealized loss

of $
10.6

million on

the date

of transfer.

The

net unrealized

loss that

was retained

in accumulated

other
comprehensive income (“AOCI”)

is being

amortized over

the remaining

life of

the securities. For

the three months

ended
March 31,

2023, total

amortization out

of AOCI

for net

unrealized losses

on securities

transferred from

AFS to

HTM was
$
60

thousand. The unamortized net unrealized loss at March 31, 2023 was $
9.7

million.
Gains

and

losses

on

the

sale

of

securities

are

recorded

on

the

trade

date

and

are

determined

on

the

specific
identification basis. The following table presents

the proceeds, realized gross gains and

realized gross losses on sales and
calls of AFS debt securities for the three months ended March 31, 2023 and 2022 (in thousands):
Three Months Ended Mach 31,
Available-for-sale: 2023 2022
Proceeds from sale and call of securities
$
8,617
$
14,558
Gross gains
$
3
$
158
Gross losses
(24)
(137)
Net realized (loss) gain
$
(21)
$

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
The amortized

cost and

fair value

of investment

securities, by

contractual maturity,

are shown

below as

of the

date
indicated (in thousands). Actual maturities may differ

from contractual maturities because borrowers may have the

right to
call or prepay

obligations with

or without call

or prepayment

penalties. Securities

not due at

a single maturity

date are shown
separately.

Available-for-sale Held-to-maturity
March 31, 2023:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$ - $ - $
11,460
$
11,426
Due after one year through five years
4,035
3,768
9,531
8,616
Due after five years through ten years
17,831
16,329
- -
Due after ten years
24,064
18,478
- -
U.S. Government Agency
10,184
8,831
44,792
39,736
Collateralized mortgage obligations
110,180
88,837
67,404
60,546
Mortgage-backed securities - residential

72,690
60,566
41,842
38,088
Mortgage-backed securities - commercial

37,043
32,600
11,399
10,755
$
276,027
$
229,409
$
186,428
$
169,167
At March 31, 2023, there were no securities held in the portfolio from any one issuer in an amount greater than 10%

of
total

stockholders’

equity

other

than

the

United

States

Government

and

Government

Agencies.

All

the

collateralized
mortgage obligations

and mortgage-backed

securities are

issued by

United States

sponsored entities

at March 31,

2023
and December 31, 2022.
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category and
length of

time that

those individual

securities have

been in

a continuous

loss position,

are presented

as of

the following
dates (in thousands):
March 31, 2023
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
4,281
$
(245)
$
44,285
$
(7,474)
$
48,566
$
(7,719)
U.S. Treasury
9,943
(8)
- -
9,943
(8)
Collateralized mortgage obligations
- -
149,381
(32,872)
149,381
(32,872)
Mortgage-backed securities - residential
- -
96,290
(18,600)
96,290
(18,600)
Mortgage-backed securities - commercial
4,185
(55)
36,610
(6,534)
40,795
(6,589)
Municipal securities

- -
19,310
(5,754)
19,310
(5,754)
Bank subordinated debt securities
6,245
(220)
8,369
(1,131)
14,614
(1,351)
Corporate bonds
- -
13,867
(770)
13,867
(770)
$
24,654
$
(528)
$
368,112
$
(73,135)
$
392,766
$
(73,663)
December 31, 2022
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency $
11,407
(1,093)
36,310
(7,616)
47,717
$
(8,709)
U.S. Treasury
9,828
(13)
- -
9,828
(13)
Collateralized mortgage obligations
16,500
(963)
139,965
(34,962)
156,465
(35,925)
Mortgage-backed securities - residential
5,059
(564)
91,742
(19,348)
96,801
(19,912)
Mortgage-backed securities - commercial
10,052
(1,173)
26,823
(5,300)
36,875
(6,473)
Municipal securities

- -
18,483
(6,601)
18,483
(6,601)
Bank subordinated debt securities
11,295
(670)
2,619
(381)
13,914
(1,051)
Corporate bonds
13,723
(926)
- -
13,723
(926)
$
77,864
$
(5,402)
$
315,942
$
(74,208)
$
393,806
$
(79,610)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
As of

March 31, 2023,

the unrealized

losses associated

with $
133.4

million of

investment securities

transferred from
the AFS portfolio

to the HTM

portfolio represent unrealized

losses since the

date of purchase,

independent of the

impact
associated with changes in the cost basis of the securities upon transfer between portfolios.
ASC Topic

326 amended

the existing

other-than-temporary-impairment guidance

for AFS

securities, requiring

credit
losses to be recorded as an allowance rather than through a

permanent write-down. When evaluating AFS debt securities
under ASC Topic

326, the Company

has evaluated whether

the decline in

fair value is

attributed to credit

losses or other
factors like

interest rate

risk, using

both quantitative

and

qualitative analyses,

including company

performance analysis,
review of credit

ratings, remaining payment

terms, prepayment speeds

and analysis of

macro-economic conditions. Each
investment is expected to

recover its price depreciations

over its holding period

as it moves to

maturity and the Company
has

the

intent

and

ability

to

hold

these

securities

to

maturity

if

necessary.

As

a

result

of

this

evaluation,

the

Company
concluded that no allowance was required.
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

believed

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

2023, the Company

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
As of

March 31, 2023,

the Company

had a

total of

$
206.3

million in

deposits under

the public

funds program

and pledged
to the State of Florida for these

public funds were
twenty one

corporate bonds with an aggregate fair

value of $
62.3

million.
As of December 31,

2022, the Company had

a total of

$
204.2

million in deposits

under the public

funds program and
pledged

to

the

State

of

Florida

for

these

public

funds

were
eighteen

corporate

bonds

with

an

aggregate

fair

value

of
$
49.0

million.

The Federal

Reserve Board,

on March

12, 2023,

announced the

creation of

a new

Bank Term Funding Program

(BTFP).
The BTFP

offers loans of

up to

one year in

length to

banks, savings

associations, credit

unions, and

other eligible depository
institutions pledging

U.S. Treasuries,

agency debt

and mortgage-backed

securities, and

other qualifying

assets as

collateral.
These assets will be valued at par.
The Company had
no

borrowing under the BTFP program and had pledged

$
24.3

million in securities measured at par
to the Federal Reserve Bank of Atlanta for the BTFP program.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
3.

LOANS
On

January 1,

2023,

the

Company adopted

FASB

ASC Topic

326 using

the modified

retrospective methodology

in
accordance

with

the

amendments

of

FASB

ASU

2016-13.

Through

the

adoption

of

CECL,

the

Company

developed

an
allowance for credit losses (“ACL”) methodology that replaces its previous allowance for loan losses methodology. See the
ACL section in this note for further information

regarding the Company’s ACL. Prior periods balance for ACL

are presented
under legacy GAAP and may not be comparable to current period presentation.

The following table is a summary of the distribution of loans held for investment by type (in thousands):

March 31, 2023 December 31, 2022
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
184,427
11.7
% $
185,636
12.3
%
Commercial Real Estate
987,757
62.5
%
970,410
64.4
%
Commercial and Industrial
160,947
10.2
%
126,984
8.4
%
Foreign Banks
97,405
6.1
%
93,769
6.2
%
Consumer and Other

149,410
9.5
%
130,429
8.7
%
Total

gross loans
1,579,946
100.0
%
1,507,228
100.0
%
Less: Deferred fees (cost)
448

(110)
Total

loans net of deferred fees (cost)
1,580,394
1,507,338
Less: Allowance for credit losses
18,887
17,487
Total

net loans
$
1,561,507
$
1,489,851
At

March 31,

2023

and

December 31,

2022,

the

Company

had

$
358.8

million

and

$
338.1

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

COVID-19. These
loans are forgivable under

specific criteria as determined

by the SBA. The

Company had PPP

loans totaling $
308

thousand
at March 31, 2023 and $
1.3

million at December 31, 2022, which are categorized as commercial and industrial loans.

The Company recognized $
1

thousand and $
1.0

million in PPP loan fees and interest income during the three months ended

March 31,

2023

and

2022,

respectively,

which

is

reported

under

loans,

including

fees,

within

the

Consolidated
Statements of Operations.
Allowance for Credit Losses
In general, the

Company utilizes the

Discounted Cash Flow

(DCF) method or

the Remaining Life

(WARM) methodology
to estimate the

quantitative portion of

the ACL for

loan pools. The

DCF uses a

loss driver analysis

(LDA) and discounted
cash flow analyses. Management engaged

advisors and consultants with expertise

in CECL model development to

assist
in development of a

loss driver analysis based

on regression models and

supportable forecast. Peer group

data obtained
from FFIEC Call Report filings is used

to inform regression analyses to quantify the impact

of reasonable and supportable
forecasts in projective models. Economic

forecasts applied to regression models

to estimate probability of default

for loan
receivables use at

least one of

the following economic

indicators: civilian unemployment

rate (national), real

gross domestic
product growth

(national GDP)

and/or the

HPI. For

each of

the segments

in which

the WARM

methodology is

used, the
long-term average loss rate is calculated and

applied on a quarterly basis for the remaining

life of the pool. Adjustments for
economic expectations are made through qualitative factors.
Qualitative factors used in the ACL methodology include:
•

Changes in lending policies, procedures, and strategies
•

Changes in international, national, regional, and local conditions
•

Changes in nature and volume of portfolio
•

Changes in the volume and severity of past due loans and other similar conditions

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
•

Concentration risk
•

Changes in the value of underlying collateral
•

The effect of other external factors: e.g., competition, legal, and regulatory requirements
•

Changes in lending management, among others
ACL for

the three

months ended

March 31,

2023, was

estimated under

the CECL

methodology, and for

the three

months
ended December 31, 2022, and prior periods, it was estimated under the incurred loss model.
Changes in the allowance

for credit losses for

the three months ended

March 31, 2023 and

2022

were as follows (in
thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Foreign
Banks
Consumer
and Other Total
Three Months Ended March 31, 2023
Beginning balance
$
1,352
$
10,143
$
4,163
$
720
$
1,109
$
17,487
Cumulative effect of adoption of accounting
principle (1)
1,238
1,105
(2,158)
23
858
1,066
Provision for credit losses
(2)
221
(795)
318
29
512
285
Recoveries
8
-
44
-
2
54
Charge-offs
- - - -
(5)
(5)
Ending Balance

$
2,819
$
10,453
$
2,367
$
772
$
2,476
$
18,887

Three Months Ended March 31, 2022

Beginning balance
$
2,498
$
8,758
$
2,775
$
457
$
569
$
15,057
Provision for credit losses
(157)
425
(426)
34
124
-
Recoveries
32
-
6
- -
38
Charge-offs
(16)
- - -
(5)
(21)
Ending Balance

$
2,357
$
9,183
$
2,355
$
491
$
688
$
15,074
(1) Impact of CECL adoption on January 1, 2023
(2) Provision for credit losses excludes $
84

thousand reduction due to unfunded commitments included in other liabilities.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
The ACL and the outstanding balances in the specified loan categories as of March 31,

2023 and December 31, 2022
are as follows (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
March 31, 2023:
Allowance for credit losses:
Individually evaluated for impairment
$
149
$ - $
96
$ - $
94
$
339
Collectively evaluated for impairment
2,670
10,453
2,271
772
2,382
18,548
Balances, end of period
$
2,819
$
10,453
$
2,367
$
772
$
2,476
$
18,887

Loans:

Individually evaluated for impairment
$
7,155
$ - $
558
$ - $
171
$
7,884
Collectively evaluated for impairment
177,272
987,757
160,389
97,405
149,239
1,572,062
Balances, end of period
$
184,427
$
987,757
$
160,947
$
97,405
$
149,410
$
1,579,946

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

Q1 2023 Form 10-Q
Loan credit exposures by internally assigned grades are presented below for the periods indicated (in thousands):
As of March 31, 2023
Term Loans by Origination Year
Revolving
Loans Total

2023 2022 2021 2020 2019 Prior
Residential real estate
Pass
$
2,736
$
40,571
$
27,348
$
7,224
$
10,119
$
90,718
$
5,711
$
184,427
Total
2,736
40,571
27,348
7,224
10,119
90,718
5,711
184,427
Commercial real estate
Pass
25,800
342,353
226,774
107,237
81,305
197,272
4,474
985,215
Substandard
- -
1,842
700
- - -
2,542
Total
25,800
342,353
228,616
107,937
81,305
197,272
4,474
987,757
Commercial and
industrial
Pass
35,181
39,173
35,534
9,402
17,571
2,994
19,928
159,783
Substandard
- - - -
486
308
370
1,164
Total
35,181
39,173
35,534
9,402
18,057
3,302
20,298
160,947
Foreign banks
Pass
47,410
49,995
- - - - -
97,405
Total
47,410
49,995
- - - - -
97,405
Consumer and other
loans

Pass
18,948
76,401
49,777
714
501
1,504
1,394
149,239
Substandard
- - - - -
171
-
171
Total
18,948
76,401
49,777
714
501
1,675
1,394
149,410
Total

Loans
Pass
130,075
548,493
339,433
124,577
109,496
292,488

31,507
1,576,069
Special Mention
- - - - - - - -
Substandard
- -
1,842
700
486
479
370
3,877
Doubtful
- - - - - - - -
Total
$
130,075
$
548,493
$
341,275
$
125,277
$
109,982
$
292,967
$
31,877
$
1,579,946

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
As of December 31, 2022

Pass

Special
Mention

Substandard

Doubtful

Total Loans
Residential real estate:
Home equity line of credit and other
$
623
$ - $ - $ - $
623
1-4 family residential
132,178
- - -
132,178
Condo residential

52,835
- - -
52,835

185,636
- - -
185,636
-
Commercial real estate:

Land and construction
38,687
- - -
38,687
Multi-family residential
176,820
- - -
176,820
Condo commercial
49,601
-
393
-
49,994
Commercial property
702,357
-
2,552
-
704,909
967,465
-
2,945
-
970,410
Commercial and industrial:
Secured
120,873

121,680
Unsecured
5,304
- - -
5,304
126,177
-
807
-
126,984
Foreign banks
93,769
- - - 93,769
Consumer and other loans
130,233
-
196
- 130,429

Total
$
1,503,280
$ - $
3,948
$ - $
1,507,228

The Company had charge offs totaling

$
5

thousand for the quarter ended as of

March 31, 2023 on loans that

were all
originated within 2023.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Loan Aging
The Company

also considers

the performance

of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The following

tables include

an aging

analysis of

accruing loans

and total

non-accruing loans

as of

March 31, 2023

and
December 31, 2022 (in thousands):
Accruing
As of March 31, 2023 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
606
$ - $ - $
606
$ - $
606
1-4 family residential
128,622
1,156
-
129,778
-
129,778
Condo residential
52,859
1,184
-
54,043
-
54,043
182,087
2,340
-
184,427
-
184,427
Commercial real estate:
Land and construction
34,986
- -
34,986
-
34,986
Multi-family residential
175,358
- -
175,358
-
175,358
Condo commercial
53,583
- -
53,583
-
53,583
Commercial property
723,770
- -
723,770
-
723,770
Leasehold improvements
60
- -
60
-
60
987,757
- -
987,757
-
987,757
Commercial and industrial:
Secured
153,810
2,343
-
156,153
486
156,639
Unsecured
4,059
249
-
4,308
-
4,308
157,869
2,592
-
160,461
486
160,947
Foreign banks
97,405
- -
97,405
-
97,405
Consumer and other
149,239
171
-
149,410
-
149,410
Total
$
1,574,357
$
5,103
$ - $
1,579,460
$
486
$
1,579,946

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Accruing
As of December 31, 2022: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
623
$ - $ - $
623
$ - $
623
1-4 family residential
131,120
1,058
-
132,178
-
132,178
Condo residential
50,310
2,525
-
52,835
-
52,835
182,053
3,583
-
185,636
-
185,636
Commercial real estate:

Land and construction
38,687
- -
38,687
-
38,687
Multi-family residential
176,820
- -
176,820
-
176,820
Condo commercial
49,994
- -
49,994
-
49,994
Commercial property
704,884
25
-
704,909
-
704,909
Leasehold improvements
- - - - - -
970,385
25
-
970,410
-
970,410
Commercial and industrial:

Secured
121,649
31
-
121,680
-
121,680
Unsecured
4,332
972
-
5,304
-
5,304
125,981
1,003
-
126,984
-
126,984

Foreign banks
93,769
- -
93,769
-
93,769
Consumer and other
130,169
260
-
130,429
-
130,429

Total
$
1,502,357
$
4,871
$ - $
1,507,228
$
-
$
1,507,228
Nonaccrual Status

The following table

includes the amortized

cost basis of

loans on nonaccrual

status and loans

past due over

90 days
and still accruing as of March 31, 2023:
March 31, 2023
Nonaccrual
Loans With No
Related
Allowance
Nonaccrual
Loans With
Related
Allowance
Total
Nonaccruals
Loans Past
Due Over 90
Days and Still
Accruing
Residential real estate $ - $ - $ - $ -
Commercial real estate
- - - -
Commercial and industrial
-
486
486
-
Consumer and other
- - - -
$ - $
486
$
486
$ -
The Company did
no
t have loans in nonaccrual status as of December 31, 2022.
Accrued interest

receivable is

excluded from

the estimate

of credit

losses. There

was
no

interest income

recognized
attributable to nonaccrual loans outstanding during the three months ended March 31, 2023 and 2022. Interest income on
these loans for

the three months

ended March 31, 2023

and 2022, would

have been approximately

$
2

and $
0

thousand,
respectively, had these loans performed in accordance with their original terms.
Collateral-Dependent Loans
A

loan

is

collateral

dependent

when

the

borrower

is

experiencing

financial

difficulty

and

repayment

of

the

loan

is
expected to

be provided

substantially through

the sale

or operation

of the

collateral. There

were
no

collateral dependent
loans as of March 31, 2023 and as of December 31, 2022.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Impaired Loans
The following table includes the unpaid principal balances for impaired loans with the associated allowance amount, if
applicable, on the basis of impairment methodology as of December 31, 2022 (in thousands):
December 31, 2022
Unpaid
Principal
Balance
Net
Investment
Balance
Valuation
Allowance
Impaired Loans with No Specific Allowance:
Residential real estate
$
3,551
$
3,544
$ -
Commercial real estate
393
393
-
3,944
3,937
-
Impaired Loans with Specific Allowance:

Residential real estate
3,655
3,626
155
Commercial and industrial
82
82
41
Consumer and other
196
196
98
3,933
3,904
294
Total
$
7,877
$
7,841
$
294
Net investment balance is the unpaid principal balance of the loan adjusted for the remaining net deferred loan fees.

The

following

table

presents

the

average

recorded

investment

balance

on

impaired

loans

for

the

date

indicated

(in
thousands):
Three Months Ended March 31, 2022
Residential real estate
$
8,181
Commercial real estate
649
Commercial and industrial
137
Consumer and other
220
Total
$
9,187
Interest income recognized on impaired loans for the three months ended March 31, 2022 was $
91

thousand.
Loan Modifications to Borrowers Experiencing Financial Difficulties

The Company did
no
t have new modifications to borrowers experiencing financial difficulties and no

loan modifications
that subsequently defaulted during for the three months ended March 31, 2023.

4.

INCOME TAXES

The Company’s provision for income taxes is presented in the following table for the dates indicated (in thousands):
Three Months Ended March 31,
2023 2022
Current:
Federal
$ - $ -
State
- -
Total

current
- -
Deferred:
Federal
1,472
1,442
State
409
416
Total

deferred
1,881
1,858
Total

tax expense
$
1,881
$
1,858

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
The actual

income tax

expense for

the three

months ended

March 31, 2023

and 2022

differs

from the

statutory tax
expense for

the period

(computed by

applying the

U.S. federal

corporate tax

rate of
21
% for

2023 and

2022 to

income
before provision for income taxes) as follows (in thousands):
Three Months Ended March 31,
2023 2022
Federal taxes at statutory rate
$
1,615
$
1,409
State income taxes, net of federal tax benefit
334
289
Bank owned life insurance
(68)
(67)
Other, net
-
227
Total

tax expense
$
1,881
$
1,858
The Company’s deferred tax assets and deferred tax liabilities as of the dates indicated were (in thousands):
March 31, 2023 December 31, 2022
Deferred tax assets:
Net operating loss
$
19,998
$
21,720
Allowance for credit losses
4,787
4,432
Lease liability
3,460
3,648
Unrealized losses on available for sale securities
14,281
15,193
Deferred loan fees
- -
Depreciable property
170
158
Stock option compensation
406
373
Accruals
234
723
Deferred tax assets:
43,336
46,247
Deferred tax liability:
Deferred loan cost
(113)
(28)
Lease right of use asset
(3,460)
(3,648)
Deferred expenses
(165)
(175)
Other, net
(31)
(36)
Deferred tax liability
(3,769)
(3,887)
Net deferred tax assets
$
39,567
$
42,360
The Company

has approximately

$
75.0

million of

federal and

$
97.7

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
The major tax jurisdictions

where the Company files

income tax returns are

the U.S. federal jurisdiction

and the State
of Florida. With few exceptions,

the Company is no longer subject

to U.S. federal and state income

tax examinations by tax
authorities for years before 2019.
For the three months ended March 31, 2023 and 2022, the Company did no
t have any unrecognized tax benefits as a
result of

tax positions

taken during

a prior

period or

during the

current period.

Additionally,
no

interest or

penalties were
recorded as a result of tax uncertainties.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
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
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023 December 31, 2022
Commitments to grant loans and unfunded lines of credit $
81,506
$
95,461
Standby and commercial letters of credit
3,542
4,320
Total
$
85,048
$
99,781
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
6.

DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk exposure. The notional amount of

the interest rate swaps do not represent actual

amounts exchanged
by the

parties. The

amounts exchanged

are determined

by reference

to the

notional amount

and the

other terms

of the
individual interest rate swap agreements.

The Company enters into interest rate

swaps with its loan customers.

The Company had
17

and
15

interest rate swaps
with

loan

customers

with

an

aggregate

notional

amount

of

$
40.9

million

and

$
33.9

million

at

March 31,

2023

and
December 31, 2022, respectively.

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

Q1 2023 Form 10-Q
The following table reflects the Company’s customer-related interest rate swaps at the dates indicated (in thousands):

Fair Value
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
March 31, 2023:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
40,896
$
1,287
Other assets/Other liabilities
$
4,673
$
4,673
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

Q1 2023 Form 10-Q
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
The

following

table

represents

the

Company's

assets

and

liabilities

measured

at

fair

value

on

a

recurring

basis

at
March 31, 2023 and December 31, 2022 for each of the fair value hierarchy levels (in thousands):
March 31, 2023 December 31, 2022
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
8,831
$ - $
8,831
$ - $
8,655
$ - $
8,655
Collateralized mortgage obligations
-
88,837
-
88,837
-
95,541
-
95,541
Mortgage-backed securities - residential

-
60,566
-
60,566
-
60,879
-
60,879
Mortgage-backed securities - commercial
-
32,600
-
32,600
-
27,954
-
27,954
Municipal securities
-
19,310
-
19,310
-
18,483
-
18,483
Bank subordinated debt securities
-
15,497
-
15,497
-
14,919
-
14,919
Corporate bonds
-
3,768
-
3,768
-
3,709
-
3,709
Total
-
229,409
-
229,409
-
230,140
-
230,140
Derivative assets
-
4,673
-
4,673
-
5,011
-
5,011
Total assets at fair value
$ - $
234,082
$ - $
234,082
$ - $
235,151
$ - $
235,151
Derivative liabilities $ - $
4,673
$ - $
4,673
$ - $
5,011
$ - $
5,011
Total liabilities at fair value
$ - $
4,673
$ - $
4,673
$ - $
5,011
$ - $
5,011
Items Measured at Fair Value on a Non-recurring Basis

Individually Evaluated Loans

and Impaired Loans:
ASC 326 eliminates

the current accounting

model for impaired
loans

effective

as

of

January

1,

2023.

At

December 31,

2022,

in

accordance

with

provisions

of

the

loan

impairment
guidance, individual

loans

with

a

carrying amount

of

approximately $
3.9

million,

were

written

down

to

their

fair

value

of
approximately $
3.6

million, resulting

in an

impairment charge

of $
294

thousand, which

was included

in the

allowance for
credit losses at

December 31, 2022. Loans

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
The following

table represents

the Company’s assets

measured at

fair value on

a non-recurring

basis at March

31, 2023
and December 31, 2022 for each of the fair value hierarchy levels (in thousands):
Level 1 Level 2 Level 3 Total
March 31, 2023:
Individually evaluated loans
$ - $ - $ - $ -
December 31, 2022:
Impaired loans
$ - $ - $
3,639
$
3,639
The following table presents quantified information about Level 3 fair value measurements for assets measured at fair
value on a non-recurring basis at December 31, 2022 (in thousands):
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

basis at March 31, 2023 and

December 31,
2022.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Items Not Measured at Fair Value
The following table presents the

carrying amounts and estimated fair

values of financial instruments not

carried at fair
value as of December 31, 2022 (in thousands):
Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
March 31, 2023:
Financial Assets:
Cash and due from banks
$
5,586
$
5,586
$ - $ - $
5,586
Interest-bearing deposits in banks
$
57,665
$
57,665
$ - $ - $
57,665
Investment securities held to maturity, net
$
186,428
$ - $
169,167
$ - $
169,167
Loans held for investment, net
$
1,561,507
$ - $ - $
1,518,178
$
1,518,178
Accrued interest receivable
$
8,216
$ - $
1,248
$
6,968
$
8,216
Financial Liabilities:
Demand deposits
$
633,606
$
633,606
$ - $ - $
633,606
Money market and savings accounts
$
900,478
$
900,478
$ - $ - $
900,478
Interest-bearing checking accounts
$
50,573
$
50,573
$ - $ - $
50,573
Time deposits
$
245,805
$ - $ - $
241,263
$
241,263
FHLB advances
$
120,000
$ - $
118,852
$ - $
118,852
Accrued interest payable
$
567
$ - $
327
$
240
$
567
December 31, 2022:
Financial Assets:
Cash and due from banks
$
6,605
$
6,605
$ - $ - $
6,605
Interest-bearing deposits in banks
$
47,563
$
47,563
$ - $ - $
47,563
Investment securities held to maturity
$
188,699
$ - $
169,088
$ - $
169,088
Loans held for investment, net
$
1,489,851
$ - $ - $
1,436,877
$
1,436,877
Accrued interest receivable
$
7,546
$ - $
1,183
$
6,363
$
7,546
Financial Liabilities:
Demand deposits
$
629,776
$
629,776
$ - $ - $
629,776
Money market and savings accounts
$
915,853
$
915,853
$ - $ - $
915,853
Interest-bearing checking accounts
$
66,675
$
66,675
$ - $ - $
66,675
Time deposits
$
216,977
$ - $ - $
211,406
$
211,406
FHLB advances
$
46,000
$ - $
44,547
$ - $
44,547
Accrued interest payable
$
229
$ - $
92
$
137
$
229
8.

STOCKHOLDERS’ EQUITY
Common Stock
In July

2021, the

Bank completed

the initial

public offering

of its

Class A

common stock,

in which

it issued

and sold
4,600,000

shares of Class A common stock at a

price of $
10.00

per share. The Bank received total net proceeds of

$
40.0
million after deducting underwriting discounts and expenses.
In December 2021, the Company acquired all

the issued and outstanding shares of the

Class A voting common stock
of the Bank, which

at the time were

the only issued and

outstanding shares of

the Bank’s capital stock,

in a share exchange
(the “Reorganization”) effected under the Florida Business Corporation Act. Each outstanding share of the

Bank’s Class A
common stock,

par value

$
1.00

per share,

formerly held

by its

shareholders was

converted into

and exchanged

for
one
newly

issued

share

of

the

Company’s

Class

A

common

stock,

par

value

$
1.00

per

share,

and

the

Bank

became

the
Company’s wholly owned subsidiary.

In the

Reorganization, each

shareholder of

the Bank

received securities

of the

same class,

having substantially

the
same designations,

rights, powers,

preferences, qualifications,

limitations and

restrictions, as

those that

the shareholder
held in the Bank, and

the Company’s then current shareholders

owned the same percentages of the

Company’s common
stock as they previously owned of the Bank’s common stock.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
The Company issued
121,627

shares of Class A common stock to employees and

directors as restricted stock awards
pursuant to the Company’s 2015 equity incentive plan in March 2023.

During

the

first

quarter

of

2023,

the

Company

repurchased
500,000

shares

of

USCB

Financial

Holdings

Inc

at

a
weighted average price per share of $
11.74
. The aggregate purchase price for these transactions was approximately

$
5.9
million,

including

transaction

costs.

These

repurchases

were

made

through

open

market

purchases

pursuant

to

the
Company’s

publicly

announced

repurchase

program. As

of

March

31,

2023,
250,000

shares

remained

authorized

for
repurchase under this program.
Shares of the

Company’s Class A

common stock issued

and outstanding as
of March 31,

2023 and December

31, 2022
were
19,622,380

and
20,000,753
, respectively.

Dividends
Declaration of dividends by the Board is

required before dividend payments are made.
No

dividends were approved by
the Board for the common stock classes for the three months ended

March 31, 2023 and 2022. Additionally, there were
no
dividends declared and unpaid as of March 31, 2023 and 2022.
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

significantly

above

“well-
capitalized” guidelines as of December 31, 2022 and

March 31, 2023. At March 31, 2023, the total

risk-based capital ratios
for the Company and the Bank were
13.20
% and
13.12
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

The following table reflects the calculation

of net income available to common stockholders

for the three months ended
March 31, 2023 and 2022 (in thousands):
Three Months Ended March 31,
2023 2022
Net Income
$
5,809
$
4,854
Less: Preferred stock dividends

- -
Net income available to common stockholders
$
5,809
$
4,854

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
The following table reflects the calculation of basic and diluted earnings per common share class for the three months
ended March 31, 2023 and 2022 (in thousands, except per share amounts):
Three Months Ended March 31,
2023 2022
Class A Class A
Basic EPS
Numerator:
Net income available to common shares

$
5,809
$
4,854
Denominator:
Weighted average shares outstanding
19,855,409
19,994,953
Earnings per share, basic $
0.29
$
0.24
Diluted EPS
Numerator:
Net income available to common shares $
5,809
$
4,854
Denominator:
Weighted average shares outstanding for basic EPS
19,855,409
19,994,953
Add: Dilutive effects of assumed exercises of stock options
85,197
114,830
Weighted avg. shares including dilutive potential common shares
19,940,606
20,109,783
Earnings per share, diluted $
0.29
$
0.24
Anti-dilutive stock options excluded from diluted EPS
572,500
-
10.

LOSS CONTINGENCIES

Loss contingencies, including

claims and legal

actions may arise

in the ordinary

course of business.

In the opinion

of
management, none of

these actions, either

individually or in

the aggregate, is

expected to have

a material adverse

effect
on the Company’s Consolidated Financial Statements.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The

following

discussion

and

analysis

is

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition and

results of

operations of

the Company

and the

Bank, its

wholly owned

subsidiary, for the

quarter and

three
months ended

March 31, 2023.

This discussion

and analysis

is best

read in

conjunction with

the unaudited

consolidated
financial

statements

and

related

footnotes

included

in

this

quarterly

report

on

Form

10-Q

and

the

audited

consolidated
financial statements and

related footnotes included

in the Annual Report

on Form 10-K/A

(“2022 Form 10-K/A”)

filed with
the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2022.
This discussion contains forward-looking

statements that involve risks, uncertainties

and assumptions that could cause
actual results to

differ materially from

management's expectations. Factors

that could cause

such differences are

discussed
in the

sections entitled "Forward-Looking

Statements" and Item

1A “Risk Factors"

below and in

the 2022 Form

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

“contemplate,”

“expect,”

“aim,”

“plan,”

“estimate,”

“continue,”

and

“intend,”

as

well

as

other

similar

words

and
expressions of

the future,

are intended

to identify

forward-looking statements. These

forward-looking statements include,
but

are

not

limited

to,

statements

related

to

our

projected

growth,

anticipated

future

financial

performance,

and
management’s long-term

performance goals,

as well

as statements

relating to

the anticipated

effects on

results of

operations
and

financial condition

from expected

developments or

events, or

business and

growth strategies,

including anticipated
internal growth and balance sheet restructuring.

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
•

our ability to

comply with the

extensive laws and

regulations to which

we are subject,

including the laws

for each
jurisdiction where we operate;
•

adverse changes or conditions in

capital and financial markets, including

actual or potential stresses

in the banking
industry;
•

deposit attrition and the level of our uninsured deposits;
•

legislative or regulatory changes

and changes in accounting

principles, policies, practices or

guidelines, including
the on-going effects of the implementation of the Current Expected Credit Losses (“CECL”) standard;
•

the effects

of our

lack of

a diversified

loan portfolio

and concentration

in the

South Florida

market, including

the
risks of

geographic, depositor,

and industry

concentrations, including

our concentration

in loans

secured by

real
estate;
•

effects of climate change;
•

the concentration of ownership of our common stock;
•

fluctuations in the price of our common stock;
•

our ability to fund or access the capital markets at attractive rates and terms and manage our growth, both organic growth as well as growth through other means, such as future acquisitions;
•

inflation, interest rate, unemployment rate, market and monetary fluctuations;
•

impacts of international hostilities and geopolitical events;
•

increased competition and its effect on the pricing of our products and services as well as our margin;
•

the effectiveness of our risk management strategies, including operational risks, including, but not limited to,

client,
employee, or third-party fraud and security breaches; and
•

other risks described

in this Form

10-Q, the 2022

Form 10-K/A and

other filings we

make with the

Securities and
Exchange Commission (“SEC”).

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
All forward-looking

statements are

necessarily only

estimates of

future results,

and

there

can

be

no

assurance

that
actual results will not

differ materially from

expectations. Therefore, you are cautioned

not to place undue

reliance on any
forward-looking statements. Further,

forward-looking statements included in

this Form 10-Q

are made only

as of the

date
hereof, and we

undertake no obligation

to update or

revise any forward-looking

statement to reflect

events or circumstances
after the date on which the statements are made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

You

should also review the risk

factors described in the reports the

Company filed or
will file with

the SEC and,

for periods prior

to the completion

of the bank

holding company reorganization

in December 2021,
the Bank filed with the FDIC.
Overview
The Company

reported net

income of

$5.8 million

or $0.29

per diluted

share for

Class A common stock for

the three
months ended March 31,

2023, compared with

net income of

$4.9 million or

$0.24 per diluted

share for Class A common
stock, respectively, for the same period in 2022.
During

the

first

quarter

of

2023,

the

Company

repurchased

500,000

shares

of

USCB

Financial

Holdings

Inc

at

a
weighted average price per share of $11.74. The aggregate purchase price for these transactions was approximately $5.9
million,

including

transaction

costs.

These

repurchases

were

made

through

open

market

purchase

pursuant

to

the
Company’s

publicly

announced

repurchase

program.

As

of

March

31,

2023,

250,000

shares

remain

authorized

for
repurchase under this program.
In evaluating our financial performance, the Company

considers the level of and trends

in net interest income, the net
interest margin, the cost

of deposits, levels and

composition of non-interest income

and non-interest expense, performance
ratios, asset quality ratios, regulatory capital ratios, and any significant event or transaction.
Unless otherwise

stated, all

period comparisons

in the

bullet points

below are

calculated for

the quarter

ended March 31,
2023 compared to the quarter ended March 31, 2022 and annualized where appropriate:
•

Net

interest

income

increased

$1.6

million

or

11.3%

to

$16.0 million

from

$14.4

million

for

the

quarter

ended
March 31, 2022.
•

Net interest margin (“NIM”) was 3.22% for both quarters ended at March 31, 2023 and 2022.

•

Total assets were $2.2

billion at March 31, 2023,

representing an increase of $196.6

million or 10.0% from March
31, 2022 and an increase of $78.0 million or 15.2% annualized from December 31, 2022.

•

Total loans

were $1.6

billion at

March 31,

2023, representing

an increase

of $322.0

million or

25.6% from

March
31, 2022 and an increase of $73.1 million or 19.7% annualized from December 2022.
•

Total deposits were $1.8 billion at March 31,

2023, representing an increase of $117.2 million or

6.8% from March
31, 2022 and $1.2 million from December 31, 2022.

•

Annualized return on average assets was 1.11% compared to 1.03% at March 31, 2022.
•

Annualized return

on average

stockholders’

equity was

12.85% compared

to 9.75%

for quarter

ended March 31,
2022.
•

The allowance for credit losses to

total loans was 1.20% for

March 31, 2023 and

1.16% for December 31, 2022.
ACL was calculated under the CECL methodology for the first quarter 2023 and the incurred loss methodology for
the first quarter 2022.
•

Non-performing loans to total loans was 0.03% at March 31, 2023 compared to 0.0% at December 31, 2022.

•

At March 31,

2023, the

total risk-based

capital ratios

for the

Company and

the Bank

were 13.20%

and 13.12%,
respectively.
•

Tangible book value

per common share

of $9.37 as

of March 31,

2023 was negatively

affected by $2.14

due to after
tax unrealized security losses of $42.1 million at March 31, 2023. At March 31, 2022, tangible book value of $9.60 was negatively affected by $0.97 due to $19.5 million after tax unrealized security losses. See “Reconciliation and

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Management

Explanation

for

Non-GAAP

Financial

Measures”

for

a

reconciliation

of

this

non-GAAP

financial
measure.
Critical Accounting Policies and Estimates
The

consolidated financial

statements

are

prepared based

on

the application

of

U.S.

GAAP,

the

most

significant

of
which are

described in

Note 1

“Summary of

Significant Accounting

Policies” in

the Company’s

2022 Form

10-K/A. To prepare
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

Allowance for Credit Losses
On

January

1,

2023,

the

Company

adopted

ASU

2016-13

Financial

Instruments

-

Credit

Losses

(Topic

326):
Measurement of Credit Losses on Financial Instruments, as

amended, which replaces the incurred loss methodology with
an

expected

loss

methodology

that

is

referred

to

as

the

current

expected

credit loss

(CECL)

methodology.

See

Note

1
“Summary of

Significant Accounting

Policies” for

more information

on the

adoption ASC

326 and

the allowance

of credit
losses.

As of March

31, 2023, our

ACL included

a concentration of

commercial real

estate loans.

To assess the potential impact
of

changes

in

qualitative

factors

related

to

these

loans,

management

performed

a

sensitivity

analysis.

Specially

we
evaluated the impact of two scenarios: (1) an increase in qualitative factors to simulate a maximum loss scenario and (2) a reduction to all qualitative

factors to zero. Under

the first scenario, the

ACL increased by $4.6

million or 24.2% and

under
the second scenario the

ACL was reduced by

$1.1 million or 6.3%.

This sensitivity analysis provides

a hypothetical result
to assess the sensitivity of the ACL and does not represent a change in management’s judgement.
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

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Segment Reporting
Management monitors the revenue streams for all its various products and services. The identifiable segments are not material

and

operations

are

managed

and

financial

performance

is

evaluated

on

an

overall

Company-wide

basis.
Accordingly, all

the financial

service operations

are considered

by management

to be

aggregated in

one reportable

operating
segment.
Results of Operations
General
The following tables

present selected balance

sheet, income statement,

and profitability ratios

for the dates

indicated
(in thousands, except ratios):
March 31, 2023 December 31, 2022
Consolidated Balance Sheets:
Total

assets
$ 2,163,821 $ 2,085,834
Total

loans
(1)
$ 1,580,394 $ 1,507,338
Total

deposits
$ 1,830,462 $ 1,829,281
Total

stockholders' equity
$ 183,858 $ 182,428
(1)

Loan amounts include deferred fees/costs.
Three Months Ended March 31,
2023 2022
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 15,997 $ 14,379
Total

non-interest income
$ 2,070 $ 1,945
Total

non-interest expense
$ 10,176 $ 9,612
Net income

$ 5,809 $ 4,854
Profitability:
Efficiency ratio
56.32% 58.88%
Net interest margin

3.22% 3.22%
The Company’s

results of

operations depend

substantially on

net interest

income and

non-interest income.

Other factors
contributing

to the

results of

operations include

our provision

for credit

losses, non-interest

expenses, and

provision

for
income taxes.
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Net income increased to $5.8 million for the three months ended March 31, 2023 from $4.9 million for the same period in 2022 due to higher interest income generated by a larger loan portfolio and higher yields.

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

interest-earning assets.

Because non-interest-
bearing sources of funds,

such as non-interest-bearing deposits

and stockholders’

equity, also fund interest-earning

assets,
net interest margin includes the indirect benefit of these non-interest-bearing sources.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
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
The following table

contains information related

to average balance

sheet, average yields

on assets, and

average costs
of liabilities for the periods indicated (dollars in thousands):
Three Months Ended March 31,
2023 2022
Average

Balance Interest Yield/Rate (1)
Average

Balance Interest Yield/Rate (1)
Assets
Interest-earning assets:
Loans
(2)
$ 1,547,393 $ 19,711 5.17% $ 1,211,432 $ 12,982 4.35%
Investment securities (3) 421,717 2,286 2.20% 510,257 2,329 1.85%
Other interest-earnings assets 43,084 382 3.60% 90,137 31 0.14%
Total interest-earning

assets
2,012,194 22,379 4.51% 1,811,826 15,342 3.43%
Non-interest-earning assets 108,024

101,658

Total assets $ 2,120,218 $ 1,913,484
Liabilities and stockholders' equity

Interest-bearing liabilities:
Interest-bearing checking $ 58,087 43 0.30% $ 64,436 16 0.10%
Saving and money market deposits 897,061 4,785 2.16% 736,134 551 0.30%
Time deposits 224,730 1,057 1.91% 223,274 259 0.47%
Total interest-bearing

deposits
1,179,878 5,885 2.02% 1,023,844 826 0.33%
FHLB advances and other borrowings 61,600 497 3.27% 36,011 137 1.54%
Total interest-bearing

liabilities
1,241,478 6,382 2.08% 1,059,855 963 0.37%
Non-interest-bearing demand deposits 664,369

626,400

Other non-interest-bearing liabilities 31,000 25,369
Total liabilities 1,936,847

1,711,624

Stockholders' equity 183,371 201,860
Total liabilities

and stockholders' equity
$ 2,120,218

$ 1,913,484

Net interest income $ 15,997 $ 14,379
Net interest spread (4) 2.43% 3.07%
Net interest margin
(5)
3.22% 3.22%
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
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Net interest income before

the provision for

credit losses was

$16.0 million for the

three months ended

March 31, 2023,
an increase of

$1.6 million or 11.3%, from

$14.4 million for the

same period in 2022.

This increase was

primarily attributable
to higher income from a larger loan portfolio combined with an increase in the weighted average loan yield.

Included with loan

interest income

are PPP interest

and loan

fees totaling $1

thousand and $1.0

million for

the three
months ended March 31, 2023 and 2022, respectively. PPP loan fees are recognized upon loan forgiveness by the SBA.

Net interest

margin was

at 3.22% for

both the

quarters ended

March 31, 2023 and

2022. The increase

in loan

yields
was partially

offset by

higher interest-bearing

liabilities cost.

Increase in

deposit cost

was mainly

attributed to

current interest
market conditions.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Provision for Credit Losses
The provision for

credit losses

represents a charge

to earnings

necessary to establish

an allowance

for credit losses
that, in

management's evaluation, is

adequate to

provide coverage for

all expected

credit losses. The

provision for

credit
losses is impacted

by growth in

our loan portfolio,

recent historical and

projected future economic

conditions, our internal
assessment of the credit quality of the loan portfolio and net charge-offs.
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The provision for credit loss was $201 thousand for the three months ended March 31, 2023 compared to no provision recorded for the same period in 2022. The primary driver of the provision expense in 2023 was attributable to loan growth.

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
The following table presents the components of non-interest income for the dates indicated (in thousands):
Three Months Ended March 31,
2023 2022
Service fees $ 1,205 $ 900
Gain (loss) on sale of securities available for sale, net
(21) 21
Gain on sale of loans held for sale, net
347 334
Loan settlement
- 161
Other non-interest income
539 529
Total

non-interest income
$ 2,070 $ 1,945
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Non-interest income for

the three months

ended March 31, 2023

increased $125 thousand

or 6.4%, compared

to the
same period in 2022. This

increase was primarily driven

by a $305 thousand

increase in fees related

to SWAP loans. For
the period ended March 31, 2022 the Company recognized $161 thousand interest recovery from a prior lending customer of the Bank. This payment reflected the final payment and settlement of lien judgements against the customer.

Non-Interest Expense
The following table presents the components of non-interest expense for the dates indicated (in thousands):
Three Months Ended March 31,
2023 2022
Salaries and employee benefits
$ 6,377 $ 5,875
Occupancy
1,299 1,270
Regulatory assessment and fees
224 213
Consulting and legal fees
358 517
Network and information technology services
478 387
Other operating
1,440 1,350
Total

non-interest expense
$ 10,176 $ 9,612
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Non-interest expense for the three months ended March 31, 2023 increased $564 thousand or 5.9%, compared to the same period in

2022. The increase

was primarily driven

by higher salaries

and employee benefits

expense due to

new hires
and increased salary compensation.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
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
Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Income tax expense for both the quarters ended March 31, 2023 and 2022 was $1.9 million. The effective tax rate for
the

three

months

ended

March 31,

2023

was

24.5%

compared

to

27.7%

for

the

same

period

in

2022.

The

Company’s
effective tax

rate in

the quarter

ended March

31, 2022

was higher

primarily because

the Company

recorded a

one-time
adjustment of $300 thousand to deferred tax assets which increased the income tax provision.
For

a

further

discussion

of

income

taxes,

see

Note

4

“Income

Taxes”

to

the

unaudited

Consolidated

Financial
Statements in this Form 10-Q.
Analysis of Financial Condition
Total

assets at March 31, 2023 were $2.2 billion, an increase of $78.0 million, or 3.7%, over total assets of

$2.1 billion
at December

31, 2022.

Total

loans increased

$73.1 million,

or 4.8%,

to $1.6

billion at

March 31, 2023

compared to

$1.5
billion

at

December

31,

2022.

Total

deposits

increased

by

$1.2

million

to

$1.8

billion

at

March 31,

2023

compared

to
December 31, 2022.
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

agency
mortgage-backed securities,

collateralized mortgage

obligation securities,

municipal securities,

and other

debt securities,
all with varying contractual maturities

and coupons. Due to the optionality

embedded in these securities, the

final maturities
do not

necessarily represent

the expected

life of

the portfolio.

Some of

these securities

will be

called or

paid down

depending
on capital market conditions and

expectations. The investment portfolio

is regularly reviewed by the

Chief Financial Officer,
Treasurer,

and the ALCO of

the Company to ensure

an appropriate risk and

return profile as well

as for adherence to

the
investment policy.
ASC Topic

326 amended

the existing

other-than-temporary-impairment guidance

for AFS

securities, requiring

credit
losses to be recorded as an allowance rather than through a

permanent write-down. When evaluating AFS debt securities
under ASC Topic

326, the Company

has evaluated whether

the decline in

fair value is

attributed to credit

losses or other
factors like

interest rate

risk, using

both quantitative

and

qualitative analyses,

including company

performance analysis,
review of credit

ratings, remaining payment

terms, prepayment speeds

and analysis of

macro-economic conditions. Each
investment is expected to

recover its price depreciations

over its holding period

as it moves to

maturity and the Company
has

the

intent

and

ability

to

hold

these

securities

to

maturity

if

necessary.

As

a

result

of

this

evaluation,

the

Company
concluded that no allowance was appropriate.
AFS

and

HTM

investment

securities

decreased

$3.0 million

or

1.0%

to

$415.8 million

at

March 31,

2023

from
$418.8 million at

December 31, 2022.

Investment securities

decreased due

to payments

received and

sales of

securities
during

the

quarter.

Management

reinvested

excess

cash

balances

into

high

credit

quality

investments

to

increase

the
Company’s profitability

and modify

the Company’s

balance sheet

duration according

to the

ALM policy.

As of

March 31,

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
2023, investment securities with a

market value of $83.5 million were

pledged to secure public deposits

and Fed Borrowing
Program. The investment portfolio does not have any tax-exempt securities.
The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
March 31, 2023 December 31, 2022
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 10,184 $ 8,831 $ 10,177 $ 8,655
Collateralized mortgage obligations
110,180
88,837
118,951 95,541
Mortgage-backed securities - residential
72,690
60,566
73,838 60,879
Mortgage-backed securities - commercial
37,043
32,600
32,244 27,954
Municipal securities
25,064
19,310
25,084 18,483
Bank subordinated debt securities
16,831
15,497
15,964 14,919
Corporate bonds
4,035
3,768
4,037 3,709
$ 276,027 $ 229,409 $ 280,295 $ 230,140
Held-to-maturity:
U.S. Government Agency
$ 44,792 $ 39,736 $ 44,914 $ 39,062
U.S. Treasury
9,951 9,943 9,841 9,828
Collateralized mortgage obligations
67,404 60,546 68,727 60,925
Mortgage-backed securities - residential
41,842 38,088 42,685 38,483
Mortgage-backed securities - commercial
11,399 10,755 11,442 10,777
Corporate bonds
11,040 10,099 11,090 10,013
$ 186,428 $ 169,167 $ 188,699 $ 169,088
The following table

shows the weighted

average yields, categorized

by contractual maturity,

for investment securities
as of March 31, 2023 (in thousands,

except ratios):

Within 1 year
After 1 year through
5 years
After 5 years through
10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - 0.00% $ - 0.00% $ 2,352 3.18% $ 7,832 2.04% $ 10,184 2.30%
U.S. Treasury
- 0.00% - 0.00% - 0.00% - 0.00% - 0.00%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 110,180 1.40% 110,180 1.40%
MBS - residential
- 0.00% - 0.00% - 0.00% 72,690 1.67% 72,690 1.67%
MBS - commercial
- 0.00% - 0.00% - 0.00% 37,043 2.17% 37,043 2.17%
Municipal securities

- 0.00% - 0.00% 1,000 2.05% 24,064 1.72% 25,064 1.74%
Bank subordinated debt securities
- 0.00% - 0.00% 16,831 4.99% - 0.00% 16,831 4.99%
Corporate bonds
- 0.00% 4,035 2.50% - 0.00% - 0.00% 4,035 2.50%
$ - $ 4,035 $ 20,183 $ 251,809 $ 276,027 1.87%
Held-to-maturity:
U.S. Government Agency
$ - 0.00% $ 7,909 1.03% $ 20,346 1.45% $ 16,537 1.98% $ 44,792 1.57%
U.S. Treasury
9,951 4.44% - 0.00% - 0.00% - 0.00% 9,951 4.44%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 67,404 1.69% 67,404 1.69%
MBS - residential
- 0.00% 4,526 1.84% 5,941 1.74% 31,375 2.24% 41,842 2.12%
MBS - commercial
- 0.00% - 0.00% 3,084 1.62% 8,315 1.69% 11,399 1.67%
Corporate bonds
1,509 2.25% 9,531 2.79% - 0.00% - 0.00% 11,040 2.72%
$ 11,460 $ 21,966 $ 29,371 $ 123,631 $ 186,428 1.96%
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

Q1 2023 Form 10-Q
The following table shows the loan portfolio composition as of the dates indicated (in thousands):

March 31, 2023 December 31, 2022
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 184,427 11.7% $ 185,636 12.3%
Commercial Real Estate
987,757 62.5% 970,410 64.4%
Commercial and Industrial
160,947 10.2% 126,984 8.4%
Foreign Banks
97,405 6.1% 93,769 6.2%
Consumer and Other

149,410 9.5% 130,429 8.7%
Total

gross loans
1,579,946 100.0% 1,507,228 100.0%
Less: Deferred fees (cost) 448

(110)
Total

loans net of deferred fees (cost)
1,580,394 1,507,338
Less: Allowance for credit losses
18,887 17,487
Total

net loans
$ 1,561,507 $ 1,489,851
Total

loans increased

by $73.1 million or

4.8% at March

31, 2023

compared to December 31,

2022. The

commercial
and

industrial,

and

to

a

lesser

extent,

consumer

and

other

loan

and

commercial

real

estate

segments

had

the

most
significant growth partially offset by declines in the residential real estate loan segment.

Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately 62.5% of the total gross loan portfolio as of March 31, 2023. We do not expect any significant changes over the foreseeable

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

From a

liquidity perspective,

our loan

portfolio provides

us with

additional liquidity

due to

repayments or

unexpected
prepayments. The following

table shows maturities

and sensitivity to

interest rate changes

for the loan

portfolio at March 31,
2023 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 15,740 $ 7,809 $ 84,011 $ 76,867 $ 184,427
Commercial Real Estate
92,411 155,604 729,841 9,901 987,757
Commercial and Industrial
8,392 30,996 80,925 40,634 160,947
Foreign Banks
97,405 - - - 97,405
Consumer and Other
3,424 1,992 10,980 133,014 149,410
Total

gross loans
$ 217,372 $ 196,401 $ 905,757 $ 260,416 $ 1,579,946
Interest rate sensitivity:
Fixed interest rates
$ 186,433 $ 105,797 $ 176,867 $ 155,007 $ 624,104
Floating or adjustable rates
30,939 90,604 728,890 105,409 955,842
Total

gross loans
$ 217,372 $ 196,401 $ 905,757 $ 260,416 $ 1,579,946
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

2023, approximately 60.5%

of the loans

have adjustable/variable rates

and 39.5% of

the loans

have
fixed rates.

The adjustable/variable rate

loans re-price to

different benchmarks

and tenors

in different

periods of

time. By
contractual characteristics,

there are no

material concentrations on

anniversary repricing. Additionally, it

is important to

note

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
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
Loan credit exposures by internally assigned grades are as follows for the dates indicated (in thousands):

March 31, 2023
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 184,427 $ - $ - $ - $ 184,427
Commercial Real Estate
985,214 - 2,542 - 987,756
Commercial and Industrial
159,783 - 1,164 - 160,947
Foreign Banks
97,405 - - - 97,405
Consumer and Other

149,239 - 171 - 149,410
$ 1,576,068 $ - $ 3,877 $ - $ 1,579,945
December 31, 2022
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 185,636 $ - $ - $ - $ 185,636
Commercial Real Estate
967,465 - 2,945 - 970,410
Commercial and Industrial
126,177 - 807 - 126,984
Foreign Banks
93,769 - - - 93,769
Consumer and Other

130,233 - 196 - 130,429
$ 1,503,280 $ - $ 3,948 $ - $ 1,507,228

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as of the dates shown (in thousands, except ratios):
March 31, 2023 December 31, 2022
Total

non-performing loans
$ 486 $ -
Other real estate owned
- -
Total

non-performing assets
$ 486 $ -
Asset quality ratios: (1)
Allowance for credit losses to total loans
1.20% 1.16%
Allowance for credit losses to non-performing loans
3886% - %
Non-performing loans to total loans
0.03% - %
(1)
ACL was calculated under CECL methodology for first quarter 2023, and incurred loss methodology for fourth quarter 2022
Non-performing

assets

include

all

loans

categorized

as

non-accrual

or

restructured,

impaired

securities,

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
The

Company

may

grant

a

loan

concession

to

a

borrower

experiencing

financial

difficulties.

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
For further discussion on non-performing loans and borrowers experiencing financial difficulties, see Note 3 “Loans” to the unaudited Consolidated Financial Statements on this Form 10-Q.
Allowance for Credit Losses
On January 1, 2023,

the Company adopted FASB

ASU 2016-13, which introduced

the current expected credit

losses
(CECL) methodology

and required

us to

estimate all

expected credit

losses over

the remaining

life of

our loan

portfolio.
Accordingly,

the

ACL

represents

an

amount

that,

in

management's

evaluation,

is

adequate

to

provide

coverage

for

all
expected future credit losses on outstanding loans. Additionally, qualitative adjustments are made to the ACL when,

based
on

management’s

judgment,

there

are

factors

impacting

the

allowance

estimate

not

considered

by

the

quantitative
calculations. See Note 3 “Loans” for more information on the allowance for credit losses on this Form 10-Q.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
The following table presents

ACL and net charge-offs to

average loans by type

for the periods indicated

(in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended March 31, 2023

Beginning balance
$ 1,352 $ 10,143 $ 4,163 $ 720 $ 1,109 $ 17,487
Cumulative effect of adoption of accounting
principle (1)
1,238 1,105 (2,158) 23 858 1,066
Provision for credit losses (2)
221 (795) 318 29 512 285
Recoveries
8 - 44 - 2 54
Charge-offs
- - - - (5) (5)
Ending Balance

$ 2,819 $ 10,453 $ 2,367 $ 772 $ 2,476 $ 18,887
Average loans
$ 194,355 964,682 158,509 89,020 140,826 1,547,392
Net charge-offs to average loans

-0.02% 0.00% -0.11% 0.00% 0.01% -0.01%
(1)

Impact of CECL adoption as of January 1, 2023
(2)

Provision for credit losses excludes $84 thousand reduction due to unfunded commitments included in other liabilities.
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended March 31, 2022

Beginning balance
$ 2,498 $ 8,758 $ 2,775 $ 457 $ 569 $ 15,057
Provision for credit losses
(157) 425 (426) 34 124 -
Recoveries
32 - 6 - - 38
Charge-offs
(16) - - - (5) (21)
Ending Balance

$ 2,357 $ 9,183 $ 2,355 $ 491 $ 688 $ 15,074
Average loans
$ 198,162 $ 739,732 $ 139,781 $ 59,667 $ 74,090 $ 1,211,432
Net charge-offs to average loans

-0.03% - -0.02% - 0.03% -0.01%
Bank-Owned Life Insurance
As of March 31, 2023, the combined cash surrender value

of all bank-owned life insurance (“BOLI”) policies was $43.0 million. Changes in cash surrender value are

recorded to non-interest income in the unaudited

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
Three Months Ended March 31,
2023 2022
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest-bearing checking $ 664,369 0.00% $ 626,400 0.00%
Interest-bearing checking 58,087 0.30% 64,436 0.10%
Money market and savings deposits 897,061 2.16% 736,134 0.30%
Time deposits 224,730 1.91% 223,274 0.47%
Total $ 1,844,247 1.29% $ 1,650,244 0.20%

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
The Company

has a

granular deposit

portfolio with

outstanding balances

comprised of

54% in

commercial deposits,
35%

personal

deposits

and

11%

public

funds,

which

are

partially

collateralized.

The

Company

has

approximately

19
thousand deposits accounts with the

majority in personal accounts, approximately

12 thousand or 64.4%. The total

amount
of uninsured

deposits adjusted

by the

collateralized portion

of public

funds is

56% at

March 31,

2023, a

decrease of

3%
compared to December 31, 2022

and below the 2022 average.

The estimated average account

size of our deposit portfolio
is

$96

thousand

as

of

March

31,

2023.

The

Company

also

offers

Insured

Cash

Sweep

(“ICS”)

and

Certificate
of
Deposit Account Registry Service (“CDARS”) deposit products to fully insure our clients.

The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250

thousand

for

all

deposit
accounts at the

Company per account

holder. Total estimated uninsured deposits adjusted for

collateralized public deposits
were $1.0 billion and $1.1 billion at March 31, 2023 and December 31, 2022, respectively.

The following table shows scheduled maturities of uninsured time deposits as of March 31, 2023 (in thousands):
March 31, 2023
Three months or less $ 21,116
Over three through six months 26,996
Over six though twelve months 29,135
Over twelve months 23,038
$ 100,285
Other Liabilities
The Company collects from commercial loan customers funds which are held in escrow for future payment of real estate taxes and insurance. These escrow funds are disbursed by the Company directly to the insurance companies and taxing authority of the borrower.

Escrow funds are recorded as other liabilities.

As of March 31, 2023 escrow balances totaled $8.3 million compared to $3.5 million at December 31, 2022.
Borrowings
As a member

of the FHLB,

we are eligible

to obtain advances

with various terms

and conditions. This

accessibility of
additional funding allows us

to efficiently and timely

meet both expected and unexpected

outgoing cash flows and

collateral
needs without adversely affecting either daily operations or the financial condition of the Company.
As of

March 31, 2023,

we had

$120.0 million

of fixed-rate

advances outstanding

from the

FHLB with

a weighted

average
rate of 4.15%.

Maturity dates for

the advances are

between third quarter

2023 and third

quarter 2025 as

detailed in the

table
below.

The following table presents the FHLB fixed rate advances as of March 31, 2023 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
2.05% Fixed March 27, 2025 $ 10,000
1.07% Fixed July 18, 2025 6,000
1.04% Fixed July 30, 2024 5,000
0.81% Fixed August 17, 2023 5,000
5.07% Daily December 22, 2023 83,000
3.76% Fixed January 24, 2028 11,000
$ 120,000
We

have

also

established

Fed

Funds

lines

of

credit

with

our

upstream

correspondent

banks

to

manage

temporary
fluctuations in our daily

cash balances. As of

March 31, 2023, there were

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

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
amount recognized

in the

balance sheet.

We use

more conservative

credit and

collateral policies

in making

these credit
commitments than we

do for on-balance

sheet items. We

are not aware

of any accounting

loss to be

incurred by funding
these commitments;

however,

we maintain

an allowance

for off

-balance sheet

credit risk

which is

recorded under

other
liabilities on the unaudited Consolidated Balance Sheets.
Since commitments associated

with letters of

credit and commitments

to extend credit

may expire unused,

the amounts
shown

do

not

necessarily

reflect

actual

future

cash

funding

requirements.

The

following

table

presents

lending

related
commitments outstanding as of the dates indicated (in thousands):
March 31, 2023 December 31, 2022
Commitments to grant loans and unfunded lines of credit $ 81,506 $ 95,461
Standby and commercial letters of credit 3,542 4,320
Total
$ 85,048 $ 99,781
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

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Market and Interest Rate Risk Management
According to our

ALCO model, as

of March 31,

2023, we were

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

and policy,

management has

the ability

to modify

the balance

sheet to

either increase

asset duration

and
decrease liability duration to

reduce asset sensitivity,

or to decrease asset

duration and increase liability

duration in order
to increase asset sensitivity.
According to our model, as of March 31, 2023, NIM most likely will decrease for year one and should increase for year two under static rate

scenarios (-400 basis points

or +400 basis points).

For the static forecast

in year one, the

estimated
NIM will decrease

from the base case

scenario to

a +400 basis points

scenario. Additionally,

utilizing an EVE approach,
we analyze the

risk to capital

from the effects

of various interest

rate scenarios through

a long-term discounted cash

flow
model. This measures

the difference

between the economic

value of our

assets and the

economic value of

our liabilities,
which is

a proxy

for our

liquidation value.

According to

our balance

sheet composition,

and as

expected, our

model stipulates
that an increase of rates will have a negative impact on the EVE and lower rates and positive impact. Results and analysis are presented quarterly to the ALCO, and strategies are defined.
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

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
We

expect

funds

to

be

available

from

several

basic

banking

activity

sources,

including

the

core

deposit

base,

the
repayment and maturity of loans and investment security cash flows. Other potential funding sources include federal funds purchased, brokered certificates

of deposit, listing

certificates of deposit,

The Bank Term Funding Program, and

borrowings
from the FHLB. Accordingly, our liquidity resources were adequate to fund loans and meet other

cash needs as necessary.
Capital Adequacy
As of

March 31, 2023,

the Bank

was well

capitalized under

the FDIC’s

prompt corrective

action framework.

We also
follow the capital conservation buffer framework, and as of March

31, 2023, we exceeded the capital conversation buffer

in
all capital

ratios, according

to our

actual ratios.

The following

table presents

the capital

ratios for

the Bank

at the

dates
indicated (in thousands,

except ratios).
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
March 31, 2023
Total

risk-based capital
$ 218,621 13.12% $ 133,293 8.00% $ 166,616 10.00%
Tier 1 risk-based capital $ 199,301 11.96% $ 99,970 6.00% $ 133,293 8.00%
Common equity tier 1 capital $ 199,301 11.96% $ 74,977 4.50% $ 108,301 6.50%
Leverage ratio $ 199,301 9.30% $ 85,760 4.00% $ 107,201 5.00%
December 31, 2022:
Total

risk-based capital
$ 216,693 13.58% $ 127,616 8.00% $ 159,520 10.00%
Tier 1 risk-based capital $ 198,909 12.47% $ 95,712 6.00% $ 127,616 8.00%
Common equity tier 1 capital $ 198,909 12.47% $ 71,784 4.50% $ 103,688 6.50%
Leverage ratio $ 198,909 9.56% $ 83,210 4.00% $ 104,012 5.00%
The Company is not subject to capital

ratios imposed by Basel III on bank

holding companies because the Company is
deemed to be a small bank holding company.
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

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Reconciliation and Management Explanation of Non-GAAP Financial Measures
Management

has

included

these

non-GAAP

measures

because

it

believes

these

measures

may

provide

useful
supplemental information for evaluating

the Company’s underlying

performance trends. Further,

management uses these
measures

in

managing

and

evaluating

the

Company’s

business

and

intends

to

refer

to

them

in

discussions

about

our
operations and performance. Operating performance

measures should be viewed

in addition to, and

not as an alternative
to or

substitute for,

measures determined

in accordance

with GAAP,

and

are not

necessarily comparable

to non-GAAP
measures that may be

presented by other companies.

The following table reconciles

the non-GAAP financial

measurement
of operating net income available

to common stockholders for the

periods presented (in thousands, except

per share data):

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands)
As of or For the Three Months Ended
3/31/2023 12/31/2022 9/30/2022 6/30/2022 3/31/2022
Pre-tax pre-provision ("PTPP") income:
Net income $ 5,809 $ 4,434 $ 5,558 $ 5,295 $ 4,854
Plus: Provision for income taxes 1,881 1,415 1,963 1,708 1,858
Plus: Provision for credit losses 201 880 910 705 -
PTPP income $ 7,891 $ 6,729 $ 8,431 $ 7,708 $ 6,712
PTPP return on average assets:

PTPP income $ 7,891 $ 6,729 $ 8,431 $ 7,708 $ 6,712
Average assets $ 2,120,218 $ 2,051,867 $ 2,026,791 $ 1,968,381 $ 1,913,484
PTPP return on average assets (1) 1.51% 1.30% 1.65% 1.57% 1.42%

Operating net income:
Net income $ 5,809 $ 4,434 $ 5,558 $ 5,295 $ 4,854
Less: Net gains (losses) on sale of securities (21) (1,989) (558) (3) 21
Less: Tax effect

on sale of securities
5 504 141 1 (5)
Operating net income $ 5,825 $ 5,919 $ 5,975 $ 5,297 $ 4,838

Operating PTPP income:
PTPP income $ 7,891 $ 6,729 $ 8,431 $ 7,708 $ 6,712
Less: Net gains (losses) on sale of securities (21) (1,989) (558) (3) 21
Operating PTPP income $ 7,912 $ 8,718 $ 8,989 $ 7,711 $ 6,691
Operating PTPP return on average assets:

Operating PTPP income $ 7,912 $ 8,718 $ 8,989 $ 7,711 $ 6,691
Average assets $ 2,120,218 $ 2,051,867 $ 2,026,791 $ 1,968,381 $ 1,913,484
Operating PTPP return on average assets
(1)
1.51% 1.69% 1.76% 1.57% 1.42%

Operating return on average assets:
Operating net income $ 5,825 $ 5,919 $ 5,975 $ 5,297 $ 4,838
Average assets $ 2,120,218 $ 2,051,867 $ 2,026,791 $ 1,968,381 $ 1,913,484
Operating return on average assets (1) 1.11% 1.14% 1.17% 1.08% 1.03%
Operating return on average equity:
Operating net income $ 5,825 $ 5,919 $ 5,975 $ 5,297 $ 4,838
Average equity $ 183,371 $ 177,556 $ 185,288 $ 186,597 $ 201,860
Operating return on average equity

12.88% 13.23% 12.79% 11.39% 9.72%
Operating Revenue:

Net interest income
$ 15,997

$ 16,866

$ 16,774

$ 15,642

$ 14,379

Non-interest income

2,070 (123) 1,789

1,617

1,945

Less: Net gains (losses) on sale of securities
(21) (1,989) (558) (3) 21

Operating revenue
$ 18,088 $ 18,732 $ 19,121 $ 17,262 $ 16,303
Operating Efficiency Ratio:

Total non-interest

expense
$ 10,176

$ 10,014

$ 10,132

$ 9,551

$ 9,612

Operating revenue
$ 18,088 $ 18,732 $ 19,121 $ 17,262 $ 16,303

Operating efficiency ratio
56.26% 53.46% 52.99% 55.33% 58.96%
(1)

Annualized.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands, except per share data)
As of or For the Three Months Ended
3/31/2023 12/31/2022 9/30/2022 6/30/2022 3/31/2022
Tangible book value per common share (at period-end): (1)
Total stockholders'

equity
$ 183,858 $ 182,428 $ 177,417 $ 180,068 $ 192,039
Less: Intangible assets - - - - -
Tangible stockholders'

equity
$ 183,858 $ 182,428 $ 177,417 $ 180,068 $ 192,039
Total shares issued and outstanding (at period-end):
Total common shares

issued and outstanding
19,622,380 20,000,753 20,000,753 20,000,753 20,000,753
Tangible book value

per common share
(2)
$ 9.37 $ 9.12 $ 8.87 $ 9.00 $ 9.60
Operating diluted net income per common share: (1)
Operating net income $ 5,825 $ 5,919 $ 5,975 $ 5,297 $ 4,838
Total weighted average

diluted shares of common stock
19,940,606 20,172,438 20,148,208 20,171,261 20,109,783
Operating diluted net income per common share: $ 0.29 $ 0.29 $ 0.30 $ 0.26 $ 0.24
Tangible Common Equity/Tangible

Assets

Tangible stockholders'

equity
$ 183,858 $ 182,428 $ 177,417 $ 180,068 $ 192,039

Tangible assets
$ 2,163,821 $ 2,085,834 $ 2,037,453 $ 2,016,086 $ 1,967,252
Tangible Common

Equity/Tangible

Assets
8.50% 8.75% 8.71% 8.93% 9.76%
(1)

The Company believes these non-GAAP measurements are key indicators of the ongoing earnings power of the Company.
(2)

Excludes the dilutive effect, if any, of

shares of common stock issuable upon exercise of outstanding stock options.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
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

of March 31,

2023.
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
In

designing and

evaluating the

disclosure controls

and

procedures, management

recognizes that

any

controls

and
procedures, no matter how well

designed and operated, can provide

only reasonable, not absolute, assurance

of achieving
the desired control objectives. In addition, the design of

disclosure controls and procedures must reflect the fact

that there
are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls
and procedures relative to their costs.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
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

I, Item 1A

– Risk Factors”

of the 2022

Form 10-K/A and

additional risk factors

as of March

31, 2023 as
set forth below.
Financial

challenges

at

other

banking

institutions

could

lead

to

depositor

concerns

that

spread

within

the
banking industry causing disruptive and destabilizing deposit outflows.
In March

2023, Silicon

Valley

Bank and

Signature Bank

experienced large

deposit outflows

coupled with

insufficient
liquidity to

meet withdrawal

demands, resulting

in the

institutions being

placed into

FDIC receiverships.

In the

aftermath,
there has been

substantial market disruption and

concerns that diminished

depositor confidence could spread

across the
banking industry, leading to deposit outflows that could

destabilize other institutions. To strengthen public confidence in the banking

system,

the

FDIC

took

action

to

protect

funds

held

in

uninsured

deposit

accounts

at

Silicon

Valley

Bank

and
Signature Bank. However, the

FDIC has not

committed to protecting

uninsured deposits in

other institutions that

experience
outsized withdrawal demands.

Subsequently, on May 1, 2023 First Republic Bank became another large bank to fail.

To

further bolster

the banking

system, the

FRB created

a new

Bank Term

Funding Program

to provide

an additional
source of

liquidity.

At March

31, 2023,

the Company

had $413.0

million in

available liquidity

on balance

sheet, including
$59.0 million in

excess cash. The

Company has an

additional $228.0

million in off

balance sheet liquidity, it

excludes access
to brokered deposits and other off balance sheet

sources of funding. Notwithstanding our significant

liquidity, large deposit
outflows could adversely affect our financial condition and results of operations and could ultimately result in the closure of the Bank.

Furthermore, the

recent bank

failures may

result in

federal and

state banking

regulators taking

steps to

strengthen
capital and

liquidity rules

which, if

the revised

rules apply

to us,

could adversely affect

the Company’s

financial condition
and results of operations.
Our FDIC deposit insurance premiums and assessments may increase, which would reduce our profitability.
On March

12, 2023,

the Department

of the

Treasury,

the FRB

and the

FDIC issued

a joint

statement relating

to the
resolution of Silicon Valley

Bank and Signature Bank that

stated that losses to support

uninsured deposits of those banks
would be recovered via a special assessment on banks.

The terms of that special assessment have not been

announced.
The announced special assessment, as well

as any future increases in assessment

rates or required prepayments in FDIC
insurance

premiums,

to

the

extent

that

they

result

in

increased

deposit

insurance

costs,

would

reduce

the

Company’s
profitability.
Insufficient liquidity could impair our ability to fund operations and jeopardize our financial condition, growth
and prospects.
The

Company

requires

sufficient

liquidity

to

fund

loan

commitments,

satisfy

depositor

withdrawal

requests,

make
payments on its debt obligations as they

become due, and meet other cash commitments.

Liquidity risk is the potential that
the Company will

not be able

to meet its

obligations as they

become due because

of an inability

to liquidate assets

or obtain
adequate

funding

at

a

reasonable

cost,

in

a

timely

manner

and

without

adverse

conditions

or

consequences.

The
Company’s sources of liquidity consist primarily of cash, assets readily convertible to cash (such as investment securities), increases in

deposits, advances,

as needed,

from the

FHLB, borrowings,

as needed,

from the

Federal Reserve

Bank of
Atlanta and

other borrowings,

including pursuant

to the

Bank Term

Funding Program.

The Company’s

access to

funding
sources in

amounts adequate

to finance

its activities

or on

acceptable terms

could be

impaired by

factors that

affect the
Company

in

particular

or

the

financial

services

industry

or

economy

in

general.

Any

substantial,

unexpected,

and/or
prolonged

change

in

the

level

or

cost

of

liquidity

could

impair

the

Company’s

ability

to

fund

operations

and

meet

its
obligations as they become

due and could have

a material adverse effect

on the Company’s

business, financial condition
and results of operations.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) Not applicable.
(c) The Company’s repurchases of equity securities for the three months ended March 31, 2023 were as follows:
Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced Plans
or Programs (1)
Maximum Number
of Shares that
May
Yet Be Purchased
Under Plans or
Programs (1)
Period

January 1 - 31, 2023
- $ - - 750,000
February 1 - 28, 2023

250,000

12.04 -

500,000
March 1 - 31, 2023
250,000

11.43 -

250,000
500,000 $ 11.74 -
(1) On January 24, 2022 the Company announced its initial stock repurchase program to repurchase up to 750,000 shares of Class

A common stock,
approximately 3.75% of the Company’s then outstanding shares of common stock.
Item 3.

Defaults Upon Senior Securities
None.
Item 4.

Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
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
2023 formatted

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
** Furnished herby.

USCB Financial Holdings, Inc.

Q1 2023 Form 10-Q
SIGNATURES
Pursuant to the requirements

of the Securities Exchange

Act of 1934, the

registrant has duly caused

this report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
President, Chief Executive Officer, and Director

May 12, 2023
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Chief Financial Officer

May 12, 2023
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)