Form 10-Q
period 2023-06-30
USCB FINANCIAL HOLDINGS, INC.
filed 2023-08-11
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2023
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
As of July 14, 2023, the registrant had
19,544,777

shares of Class
A
common stock outstanding.

FORM 10-Q
June 30, 2023

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022
3
Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022
(Unaudited)
4
Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30,
2023 and 2022 (Unaudited)
6
Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited)
7
Notes to the Consolidated Financial Statements (Unaudited)
8
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
33
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
56
Item 4.
Controls and Procedures
56
PART II
57
Item 1.
Legal Proceedings
57
Item 1A.
Risk Factors
57
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
57
Item 3.
Defaults Upon Senior Securities
58
Item 4.
Mine Safety Disclosures
58
Item 5.
Other Information
58
Item 6.
Exhibit Index
59
Signatures

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
PART

I
Item 1.

Financial Statements
USCB FINANCIAL HOLDINGS, INC
Consolidated Balance Sheets – Unaudited
(Dollars in thousands, except share data)
June 30, 2023 December 31, 2022
ASSETS:
Cash and due from banks $
7,873
$
6,605
Interest-bearing deposits in banks
79,407
47,563
Total cash and cash equivalents
87,280
54,168
Investment securities held to maturity, net of allowance for credit losses of $
19

and $
0
, respectively (fair
value $
199,329

and $
169,088
, respectively)
220,956
188,699
Investment securities available for sale, at fair value
218,442
230,140
Federal Home Loan Bank stock, at cost
4,741
2,882
Loans held for investment, net of allowance

of $
18,815

and $
17,487
, respectively
1,577,144
1,489,851
Accrued interest receivable
8,029
7,546
Premises and equipment, net
5,025
5,263
Bank owned life insurance
43,319
42,781
Deferred tax assets, net
40,014
42,360
Lease right-of-use asset
12,909
14,395
Other assets
8,055
7,749
Total assets $
2,225,914
$
2,085,834

LIABILITIES:

Deposits:

Demand deposits $
572,360
$
629,776
Money market and savings accounts
994,429
915,853
Interest-bearing checking
59,501
66,675
Time deposits
295,011
216,977
Total deposits
1,921,301
1,829,281
Federal Home Loan Bank advances
87,000
46,000
Lease liability
12,909
14,395
Accrued interest and other liabilities
21,019
13,730
Total liabilities
2,042,229
1,903,406

Commitments and contingencies (See Notes 5

and 10)
.

.

STOCKHOLDERS' EQUITY:

Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2023

and December 31, 2022
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2023

and December 31, 2022
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2023

and December 31, 2022
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
19,544,777

issued and
outstanding

as of June 30, 2023,
20,000,753

issued and outstanding as of December 31,

2022

19,545
20,001
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
0

issued and
outstanding as of June 30, 2023 and December

31, 2022

- -
Additional paid-in capital on common stock
305,547
311,282
Accumulated deficit
(95,088)
(104,104)
Accumulated other comprehensive loss
(46,319)
(44,751)
Total stockholders' equity
183,685
182,428
Total liabilities and stockholders' equity $
2,225,914
$
2,085,834

The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended June 30, Six Months Ended June 30,
2023 2022 2023 2022
Interest income:

Loans, including fees
$
20,847
$
14,053
$
40,558
$
27,035

Investment securities
2,382
2,510
4,668
4,839

Interest-bearing deposits in financial institutions
1,051
121
1,433
152

Total interest income
24,280
16,684
46,659
32,026
Interest expense:

Interest-bearing checking
200
17
243
33

Money market and savings accounts
6,968
615
11,753
1,166

Time deposits
2,145
271
3,202
530

Federal Home Loan Bank advances and other borrowings
794
139
1,291
276

Total interest expense
10,107
1,042
16,489
2,005

Net interest income before provision for

credit losses
14,173
15,642
30,170
30,021
Provision for credit losses
38
705
239
705

Net interest income after provision for

credit losses
14,135
14,937
29,931
29,316
Non-interest income:

Service fees
1,173
1,083
2,378
1,983

(Loss) gain on sale of securities available

for sale, net
-
(3)
(21)
18

Gain on sale of loans held for sale, net
94
22
441
356

Loan settlement
- - -
161

Other non-interest income
579
515
1,118
1,044

Total non-interest income
1,846
1,617
3,916
3,562
Non-interest expense:

Salaries and employee benefits
5,882
5,913
12,259
11,788

Occupancy
1,319
1,251
2,618
2,521

Regulatory assessment and fees
452
226
676
439

Consulting and legal fees
386
398
744
915

Network and information technology services
505
448
983
835

Other operating expense
1,908
1,315
3,348
2,665

Total non-interest expense
10,452
9,551
20,628
19,163

Income before income tax expense
5,529
7,003
13,219
13,715
Income tax expense
1,333
1,708
3,214
3,566

Net income
$
4,196
$
5,295
$
10,005
$
10,149
Per share information:

Net income per share, basic $
0.21
$
0.26
$
0.51
$
0.51
Net income per share, diluted $
0.21
$
0.26
$
0.51
$
0.50
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

(Loss) - Unaudited
(Dollars in thousands)

Three Months Ended June 30, Six Months Ended June 30,
2023 2022 2023 2022
Net income $
4,196
$
5,295
$
10,005
$
10,149
Other comprehensive income (loss):

Unrealized loss on investment securities
(6,825)
(23,253)
(3,287)
(45,898)
Amortization of net unrealized (loss) gain on

securities transferred from
available-for-sale to held-to-maturity
60
(61)
120
(126)
Reclassification adjustment for loss (gain) included

in net income
21
3
21
(18)
Unrealized gain on cash flow hedge
1,046
-
1,046
-
Tax effect
1,444
5,908
532
11,697
Total other comprehensive income (loss), net of tax
(4,254)
(17,403)
(1,568)
(34,345)
Total comprehensive income (loss)

$
(58)
$
(12,108)
$
8,437
$
(24,196)
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity - Unaudited
(Dollars in thousands,

except per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock Accumulated Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total

Stockholders'
Equity
Balance at April 1, 2023
19,622,380
$
19,622
$
305,921
$
(99,620)
$
(42,065)
$
183,858
Cumulative tax effect of adoption of accounting

principle related to ASC 326
- - -
336
-
336
Adjusted beginning balance after cumulative

effect adjustment
19,622,380
19,622
305,921
(99,284)
(42,065)
184,194
Net income - - -
4,196
-
4,196
Other comprehensive loss - - - -
(4,254)
(4,254)
Repurchase of Class A common stock
(77,603)
(77)
(670)
- -
(747)
Restricted stock issued - - - - - -
Stock based compensation - -
296
- -
296
Balance at June 30, 2023
19,544,777
$
19,545
$
305,547
$
(95,088)
$
(46,319)
$
183,685
Balance at April 1, 2022
20,000,753
$
20,001
$
310,887
$
(119,391)
$
(19,458)
$
192,039
Net income - - -
5,295
-
5,295
Other comprehensive loss - - - -
(17,403)
(17,403)
Stock-based compensation - -
137
- -
137
Balance at June 30, 2022
20,000,753
$
20,001
$
311,024
$
(114,096)
$
(36,861)
$
180,068
Common Stock
Additional Paid-in
Capital on Common
Stock Accumulated Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total
Stockholders'
Equity
Balance at January 1, 2023
20,000,753
$
20,001
$
311,282
$
(104,104)
$
(44,751)
$
182,428
After tax cumulative effect of adoption of accounting

principle related to ASC
326
(989)
(989)
Adjusted beginning balance after cumulative

effect adjustment
20,000,753

20,001

311,282

(105,093)

(44,751)

181,439
Net income - - -
10,005
-
10,005
Other comprehensive loss - - - -
(1,568)
(1,568)
Repurchase of Class A common stock
(577,603)
(577)
(6,036)
- -
(6,613)
Restricted stock issued
121,627
121
(121)
- - -
Stock-based compensation - -
422
- -
422
Balance at June 30, 2023
19,544,777
$
19,545
$
305,547
$
(95,088)
$
(46,319)
$
183,685
Balance at January 1, 2022
19,991,753
19,992
310,666
(124,245)
(2,516)
203,897
Net income - - -
10,149
-
10,149
Other comprehensive loss - - - -
(34,345)
(34,345)
Exercise of stock options
9,000
9
93
102
Stock-based compensation - -
265
- -
265
Balance at June 30, 2022
20,000,753
$
20,001
$
311,024
$
(114,096)
$
(36,861)
$
180,068
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Six Months Ended June 30,
2023 2022
Cash flows from operating activities:
Net income

$
10,005
$
10,149
Adjustments to reconcile net income

to net cash provided by operating activities:

Provision for credit losses

239
705
Depreciation and amortization
298
363
(Accretion) amortization of premiums on

securities, net
(178)
306
Accretion of deferred loan fees, net
(163)
(508)
Stock-based compensation
422
265
Loss (gain) on sale of available for sale securities
21
(18)
Gain on sale of loans held for sale
(441)
(356)
Increase in cash surrender value of bank owned

life insurance
(538)
(529)
Decrease in deferred tax assets
3,214
3,567
Net change in operating assets and liabilities:

Accrued interest receivable
(483)
(16)
Other assets
739
(2,069)
Accrued interest and other liabilities
7,051
8,246
Net cash provided by operating activities
20,186
20,105

Cash flows from investing activities:

Purchase of investment securities held

to maturity
(86,788)
(2,432)
Proceeds from maturities and pay-downs of investment

securities held to maturity
54,873
8,173
Purchase of investment securities available

for sale

(7,667)
(42,794)
Proceeds from maturities and pay-downs of investment

securities available for sale
7,399
26,950
Proceeds from sales of investment securities

available for sale
8,617
31,838
Net increase in loans held for investment
(93,737)
(115,607)
Purchase of loans held for investment
(700)
(70,175)
Additions to premises and equipment
(60)
(173)
Proceeds from the sale of loans held for sale
6,441
4,018
Proceeds from the redemption of Federal Home

Loan Bank stock
6,305
-
Purchase of Federal Home Loan Bank stock
(8,164)
(1,302)
Net cash used in investment activities
(113,481)
(161,504)
Cash flows from financing activities:
Proceeds from issuance of Class A common

stock, net
-
102
Repurchase of Class A common stock
(6,613)
-
Net increase in deposits
92,020
148,341
Proceeds from Federal Home Loan Bank advances
239,350
30,000
Repayments on Federal Home Loan Bank advances
(198,350)
-
Net cash provided by financing activities
126,407
178,443

Net increase in cash and cash equivalents
33,112
37,044
Cash and cash equivalents at beginning

of period
54,168
46,228
Cash and cash equivalents at end of period $
87,280
$
83,272

Supplemental disclosure of cash flow

information:

Interest paid $
15,535
$
2,002

Supplemental schedule of non-cash investing

and financing activities:

Transfer of loans held for investment to loans held

for sale
$
6,000
$
3,662
Lease liability arising from obtaining right-of-use

assets
$ - $
898
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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
(ACL) and income taxes.
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

Q2 2023 Form 10-Q
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

segment-implied

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

estimated,

management
implemented

a

software

solution

that

uses

an

attrition-based

calculation

that

performs

quarterly,

cohort-based

attrition
measurements based on the loan portfolio.

At adoption of

CECL,
84
% or $
1.3

billion of loan

receivables were collectively

evaluated under DCF

method and
16
%
or

$
251.0

million

of

loan receivables

were collectively

evaluated

under

the

Remaining

Life

method.

The

remaining

$
7.9
million loan receivables of the total loan portfolio

were individually evaluated.

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

portfolio segment is derived

from a readily available

and reasonable economic

forecast, including
the Federal Reserve Bank

projections of U.S. civilian

unemployment rate and

the year-over-year real

GDP growth;

for the
residential

loan

segment

the

House

Price

index

(“HPI”)

projections

published

by

Fannie

Mae’s

Economic

and

Strategic
Research Group

are utilized

for the

forecast. Forecasts

are applied

the first

four quarters

of the

credit loss

estimate and
revert on a

straight-line basis

to the lookback

period's historical mean

for the

economic indicator

over the expected

life of
loans.

The model incorporates qualitative

factor adjustments in order to

calibrate the model for risk

in each portfolio segment
that may

not be captured

through quantitative

analysis. Determinations

regarding qualitative

adjustments are

reflective of
management's

expectation

of

loss

conditions

differing

from

those already

captured

in

the

quantitative

component

of

the
model.

The

Company

estimates

a

reserve

for

unfunded

commitments,

which

is

reported

separately

from

the

allowance

for
credit losses within

other liabilities. The

reserve is based

upon the same

quantitative and qualitative

factors applied to

the
collectively evaluated loan portfolio.
The

impact

of

adoption

of

the

ASU

2016-13

was

an

increase

to

the

allowance

for

credit

losses

(ACL)

on

loans
receivables of $
1.1

million and an increase

to the reserve for unfunded

commitments of $
259

thousand. This one-time net
of tax cumulative adjustment resulted in a

increase of $
1.0

million in accumulated deficit. See “Allowance for Credit Losses”
section in Note 3 for more

information on ACL.

Trouble Debt Restructuring
In March

2022, the

Financial Accounting Standards

Board (“FASB”) issued Accounting

Standards Update (“ASU”)

2022-
02, Financial Instruments

-Credit Losses (Topic

326): Troubled

Debt Restructurings

(“TDR”) and Vintage

Disclosures. The
standard addresses the following: 1) eliminates the accounting guidance for TDRs, requires an entity to determine whether a modification

results in a

new loan or

a continuation

of an

existing loan,

2) expands

disclosures related

to modifications,
and 3)

requires

disclosure

of current

period

gross

write-offs

of financing

receivables

within the

vintage disclosures

table

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
(see note 3). The Company adopted

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

Q2 2023 Form 10-Q
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

a loss reserve

for securities

classified as

Held-to-Maturity (HTM).

The reserve should

reflect historical
credit performance

as well

as the

impact

of projected

economic

forecast.

For U.S.

Government

bonds and

U.S. Agency
issued bonds in HTM the explicit guarantee

of the US Government is sufficient

to conclude that a credit loss reserve is

not
required. The

reserve requirement

is for

three primary

assets groups:

municipal bonds,

corporate bond,

and non-agency
securitizations.

The

Company

calculates

quarterly

the

loss

reserve

utilizing

Moody’s

ImpairmentStudio.

The

CECL
measurement

for

investment

securities

incorporates

historical

data,

containing

defaults

and

recoveries

information,

and
Moody’s baseline

economic forecast.

The solution uses

probability of

default/loss given

default (“PD/LGD”)

approach. PD
represents the likelihood a borrower will

default. Within the Moody’s model

,

this is determined using historical

default data,
adjusted for the current economic environment. LGD projects

the expected loss if a borrower were to default.
The Company monitors

the credit

quality of held

to maturity

securities through

the use of

credit ratings.

Credit ratings
are

monitored

by

the

Company

on

at

least

a

quarterly

basis.

As

of

June

30,

2023

and

December

31,

2022,

all

held

to
maturity securities held by the Company were rated investment grade.
At

quarter

end,

HTM

securities

included

$
210.0

million

of

U.S.

Government

and

U.S.

Agency

issued

bonds

and
mortgage-backed

securities.

Because

of

the

explicit

and/or

implicit

guarantee

on

these

bonds,

the

Company

holds
no
reserves on

these holdings.

The remaining

portion of

the HTM

portfolio is

made up

of $
11.0

million in

investment grade
corporate bonds. The required reserve for these holdings is

determined each quarter using the model described above. For the portion of the HTM

exposed to non-government

credit risk the Company

utilized the PD/LGD methodology

to estimate
a $
19

thousand ACL as of

June 30, 2023. The book

value for debt securities

classified as HTM represents

amortized cost
less ACL.
The Company determined that

an ACL on its debt

securities available for sale

as of June 30, 2023

and December 31,
2022 was not required.

The following

tables present

a summary

of the

amortized cost,

unrealized or

unrecognized gains

and losses,

and fair
value of investment securities at the dates indicated (in

thousands):

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
June 30, 2023
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
9,906
$
-
$
(1,572)
$
8,334
Collateralized mortgage obligations
107,991
-
(24,108)
83,883
Mortgage-backed securities - residential
71,279
-
(13,180)
58,099
Mortgage-backed securities - commercial
36,775
-
(5,923)
30,852
Municipal securities
25,044
-
(5,953)
19,091
Bank subordinated debt securities
16,836
-
(2,368)
14,468
Corporate bonds
4,033
-
(318)
3,715
$
271,864
$ - $
(53,422)
$
218,442
Held-to-maturity:

U.S. Government Agency
$
44,404
$
-
$
(6,174)
$
38,230
U.S. Treasury
39,414
-
(14)
39,400
Collateralized mortgage obligations
65,844
15
(8,829)
57,030
Mortgage-backed securities - residential
44,834
178
(4,799)
40,213
Mortgage-backed securities - commercial
15,491
-
(1,082)
14,409
Corporate bonds
10,988
-
(941)
10,047
$
220,975
$
193
$
(21,839)
$
199,329
Allowance for credit losses - securities held-to-maturity
(19)
Securities held-to maturity, net of allowance for credit losses $
220,956
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
28
(7,830)
60,925
Mortgage-backed securities - residential
42,685
372
(4,574)
38,483
Mortgage-backed securities - commercial
11,442
-
(665)
10,777
Corporate bonds
11,090
-
(1,077)
10,013
$
188,699
$
425
$
(20,036)
$
169,088
During the

year ended

December

31, 2022,

a total

of
26

investment

securities

with an

amortized cost

basis and

fair
value

of

$
74.4

million

and

$
63.8

million,

respectively,

were

transferred

from

AFS

to

HTM.

These

securities

had

a

net
unrealized

loss of

$
10.6

million

on

the

date

of

transfer.

The

net

unrealized

loss

that

was retained

in

accumulated

other
comprehensive income

(“AOCI”) is being

amortized over the

remaining life of

the securities. For

the three and

six months
ended June 30,

2023, total amortization

out of AOCI

for net unrealized

losses on securities

transferred from

AFS to HTM
was $
60

thousand and $
120

thousand, respectively. The unamortized net unrealized

loss at June

30, 2023 was

$
9.7

million.
Gains

and

losses

on

the

sale

of

securities

are

recorded

on

the

trade

date

and

are

determined

on

the

specific
identification basis. The following table presents the proceeds, realized gross gains and realized gross losses on sales and calls of AFS debt securities for the three and six months

ended June 30, 2023 and 2022 (in thousands):

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Three Months Ended June 30, Six Months Ended June 30,
Available-for-sale: 2023 2022 2023 2022
Proceeds from sale and call of securities
$ - $
17,280
$
8,617
$
31,838
Gross gains
$ - $
58
$
3
$
216
Gross losses
-
(61)
(24)
(198)
Net realized (loss) gain
$ - $
(3)
$
(21)
$
18
The

amortized cost

and

fair

value of

investment

securities,

by contractual

maturity,

are shown

below

as of

the date
indicated (in thousands).

Actual maturities may differ

from contractual maturities

because borrowers may have

the right to
call or prepay

obligations with or without

call or prepayment penalties.

Securities not due

at a single

maturity date are shown
separately.

Available-for-sale Held-to-maturity
June 30, 2023:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year $ - $ - $
40,916
$
40,892
Due after one year through five years
4,033
3,715
9,486
8,555
Due after five years through ten years
17,835
15,285
- -
Due after ten years
24,045
18,274
- -
U.S. Government Agency
9,906
8,334
44,404
38,230
Collateralized mortgage obligations
107,991
83,883
65,844
57,030
Mortgage-backed securities - residential

71,279
58,099
44,834
40,213
Mortgage-backed securities - commercial

36,775
30,852
15,491
14,409
$
271,864
$
218,442
$
220,975
$
199,329
At June 30, 2023,

there were no

securities held in

the portfolio from

any one issuer in

an amount greater

than 10% of
total stockholders’

equity other than

the United States

Government and Government

Agency securities. All the

collateralized
mortgage obligations and mortgage-backed securities are issued by United States sponsored entities at June 30, 2023 and
December 31, 2022.
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):
June 30, 2023
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$ - $ - $
46,564
$
(9,030)
$
46,564
$
(9,030)
U.S. Treasury
39,400
(14)
- -
39,400
(14)
Collateralized mortgage obligations
- -
140,913
(37,550)
140,913
(37,550)
Mortgage-backed securities - residential
3,686
(67)
92,653
(20,400)
96,339
(20,467)
Mortgage-backed securities - commercial
10,528
(315)
34,733
(8,178)
45,261
(8,493)
Municipal securities

- -
19,091
(5,953)
19,091
(5,953)
Bank subordinated debt securities
3,530
(393)
10,527
(1,975)
14,057
(2,368)
Corporate bonds
- -
13,762
(865)
13,762
(865)
$
57,144
$
(789)
$
358,243
$
(83,951)
$
415,387
$
(84,740)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
December 31, 2022
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
11,407
(1,093)
36,310
(7,616)
47,717
$
(8,709)
U.S. Treasury
9,828
(13)
- -
9,828
(13)
Collateralized mortgage obligations
16,500
(963)
139,965
(34,962)
156,465
(35,925)
Mortgage-backed securities - residential
5,059
(564)
91,742
(19,348)
96,801
(19,912)
Mortgage-backed securities - commercial
10,052
(1,173)
26,823
(5,300)
36,875
(6,473)
Municipal securities

- -
18,483
(6,601)
18,483
(6,601)
Bank subordinated debt securities
11,295
(670)
2,619
(381)
13,914
(1,051)
Corporate bonds
13,723
(926)
- -
13,723
(926)
$
77,864
$
(5,402)
$
315,942
$
(74,208)
$
393,806
$
(79,610)
As of June 30, 2023, the unrealized losses associated

with $
131.7

million of investment securities transferred from

the
AFS

portfolio

to

the

HTM

portfolio

represent

unrealized

losses

since

the

date

of

purchase,

independent

of

the

impact
associated with changes in the cost basis of the securities

upon transfer between portfolios.
ASC Topic

326 amended

the

existing

other-than-temporary-impairment

guidance

for AFS

securities,

requiring

credit
losses to be recorded as

an allowance rather than

through a permanent write-down.

When evaluating AFS

debt securities
under ASC

Topic

326, the

Company has

evaluated whether

the decline

in fair

value is

attributed to

credit losses

or other
factors

like

interest

rate

risk,

using

both

quantitative

and

qualitative

analyses,

including

company

performance

analysis,
review of credit

ratings, remaining

payment terms,

prepayment speeds

and analysis

of macro-economic

conditions. Each
investment is

expected to

recover its

price depreciation

over its

holding period

as it

moves to

maturity and

the Company
has

the

intent

and

ability

to

hold

these

securities

to

maturity

if

necessary.

As

a

result

of

this

evaluation,

the

Company
concluded that no allowance was required on AFS securities.
At June

30, 2023, the

Company had $
57.9

million of unrealized

losses on mortgage-backed securities

and collateralized
mortgage

obligations

of

government

sponsored

entities

having

a

fair

value

of

$
284.5

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
At June 30,

2023, the

Company does

not intend

to sell debt

securities that

are in an

unrealized loss position

and it is
not more than likely than

not that the Company will

be required to sell these

securities before recovery of the amortized

cost
basis. Therefore, management does not consider any investment to be other than temporarily impaired at June 30,

2023.
Pledged Securities
The Company

maintains a

master repurchase

agreement with

a public

banking institution

for up

to $
20.0

million fully
guaranteed with investment

securities upon withdrawal.

Any amounts borrowed

would be at a

variable interest rate

based
on prevailing rates at the time funding is requested. As of June 30, 2023, the Company did no
t have any securities pledged
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
As of June 30, 2023,

the Company had a

total of $
219.4

million in deposits under the

public funds program and pledged
to the State of Florida for these public funds were
twenty nine

bonds with an aggregate fair value of $
78.4

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

U.S.

agency

debt

and

mortgage-backed

securities,

and

other

qualifying

assets

as
collateral. These assets will be valued at par.
The

Company

had
no

borrowing

under

the

BTFP

program

as

of

June

30,

2023

and

had

pledged

$
136.8

million

in
securities measured at par to the Federal Reserve Bank

of Atlanta for the BTFP program.

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

June 30, 2023 December 31, 2022
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
183,093
11.5
% $
185,636
12.3
%
Commercial Real Estate
989,401
62.0
%
970,410
64.4
%
Commercial and Industrial
169,401
10.6
%
126,984
8.4
%
Foreign Banks
85,409
5.4
%
93,769
6.2
%
Consumer and Other

167,845
10.5
%
130,429
8.7
%
Total

gross loans
1,595,149
100.0
%
1,507,228
100.0
%
Less: Deferred fees (cost)
(810)

(110)
Total

loans net of deferred fees (cost)
1,595,959
1,507,338
Less: Allowance for credit losses
18,815
17,487
Total

net loans
$
1,577,144
$
1,489,851
At

June 30,

2023

and

December 31,

2022,

the

Company

had

$
582.9

million

and

$
338.1

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

PPP loans totaling $
299

thousand
at June 30, 2023 and $
1.3

million at December 31, 2022, which are categorized as

commercial and industrial loans.

The Company

recognized $
4

thousand and

$
1.5

million in

PPP loan

fees and

interest income

during the

six months
ended

June 30,

2023

and

2022,

respectively,

which

is

reported

under

loans,

including

fees,

within

the

Consolidated
Statements of Operations.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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

(national

GDP) and/or

the HPI.

For each

of the

segments in

which the

WARM

methodology is

used,

the
long-term average loss rate is calculated and applied on a quarterly basis for the remaining life of the pool. Adjustments for economic expectations are made through qualitative factors

.
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

and six months ended

June 30 2023, was

estimated under the CECL

methodology, and for all periods
in 2022, it was estimated under the incurred loss model.
Changes in the allowance for credit losses for the three

and six months ended June 30 2023 and 2022

were as follows
(in thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Foreign
Banks
Consumer
and Other Total
Three Months Ended June 30, 2023
Beginning balance
$
2,819
$
10,453
$
2,367
$
772
$
2,476
$
18,887
Provision for credit losses (1)

(148)
(270)
125
(95)
345
(43)
Recoveries
2
-
8
-
1
11
Charge-offs
- - - -
(40)
(40)
Ending Balance

$
2,673
$
10,183
$
2,500
$
677
$
2,782
$
18,815
Six Months Ended June 30, 2023

Beginning balance
$
1,352
$
10,143
$
4,163
$
720
$
1,109
$
17,487
Cumulative effect of adoption of accounting
principle
(2)

1,238
1,105
(2,158)
23
858
1,066
Provision for credit losses
(3)

73
(1,065)
443
(66)
857
242
Recoveries
10
-
52
-
3
65
Charge-offs
- - - -
(45)
(45)
Ending Balance

$
2,673
$
10,183
$
2,500
$
677
$
2,782
$
18,815
(1) Provision for credit losses excludes $
62

thousand expense due to unfunded commitments included in other liabilities and $
19
thousand expense due to investment securities held to maturity.
(2) Impact of CECL adoption on January 1, 2023
(3) Provision for credit losses excludes $
22

thousand release due to unfunded commitments included in other liabilities and $

thousand expense due to investment securities held to maturity.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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
$
15,786

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
At June

30, 2023

the ACL,

under the

CECL methodology,

was $
18.8

million compared

to $
17.5

million at

December
31, 2022,

under the

incurred loss

methodology. The increase of

$
1.3

million was

composed of $
1.1

million impact of

adoption
of the ASU 2016-13 on loan receivables, $
242

thousand increase on ACL for loan receivables due to loan growth, and $
20
thousand decrease due to net charge offs

.

The Company

had charge

offs totaling

$
40

thousand for

the quarter

ended June

30 2023

on loans.

$
21

thousand of
charge offs related to loans were originated in 2015

and $
19

thousand related to loans were originated in 2023.

The Company had

charge offs

totaling $
45

thousand for

the six months

ended June 30

2023 on loans.

$
21

thousand
of charge offs related to loans were originated

in 2015 and $
24

thousand related to loans were originated in 2023.

The

Federal

Open

Market

Committee

(“FOMC”)

economic

forecasts

as of

June

30,

2023

showed

improvements

in
unemployment and

real GDP

growth. Fannie

Mae HPI

forecast reflected

deterioration in

national housing

prices, but

to a
lesser extent than

forecasts published

in first quarter

2023. The Company

continued

to adjust the

HPI index effect

on 1-4
Family loan portfolio with a qualitative factor because Florida housing prices are performing better than national levels.

The ACL

and the

outstanding balances

in the

specified loan

categories as

of June 30,

2023 and

December 31, 2022
are as follows (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
June 30, 2023:
Allowance for credit losses:
Individually evaluated for impairment
$
144
$ - $
82
$ - $ - $
226
Collectively evaluated for impairment
2,529
10,183
2,418
677
2,782
18,589
Balances, end of period
$
2,673
$
10,183
$
2,500
$
677
$
2,782
$
18,815

Loans:

Individually evaluated for impairment
$
7,105
$ - $
547
$ - $ - $
7,652
Collectively evaluated for impairment
175,988
989,401
168,854
85,409
167,845
1,587,497
Balances, end of period
$
183,093
$
989,401
$
169,401
$
85,409
$
167,845
$
1,595,149

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

Q2 2023 Form 10-Q
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
As of June 30, 2023
Term Loans by Origination Year
Revolving
Loans Total

2023 2022 2021 2020 2019 Prior
Residential real estate
Pass
$
5,028
$
38,626
$
26,459
$
7,189
$
9,813
$
87,326
$
8,652
$
183,093
Total
5,028
38,626
26,459
7,189
9,813
87,326
8,652
183,093
Commercial real estate
Pass
38,191
341,882
227,443
103,150
80,974
191,613
3,621
986,874
Substandard
- -
1,828
699
- - -
2,527
Total
38,191
341,882
229,271
103,849
80,974
191,613
3,621
989,401
Commercial and
industrial
Pass
48,282
38,589
35,029
7,757
17,243
2,740
18,925
168,565
Substandard
- -
350
-
486
- -
836
Total
48,282
38,589
35,379
7,757
17,729
2,740
18,925
169,401
Foreign banks
Pass
80,909
4,500
- - - - -
85,409
Total
80,909
4,500
- - - - -
85,409
Consumer and other
loans

Pass
39,715
75,831
48,250
724
513
1,424
1,388
167,845
Substandard
- - - - - - - -
Total
39,715
75,831
48,250
724
513
1,424
1,388
167,845
Total

Loans
Pass
212,125
499,428
337,181
118,820
108,543
283,103

32,586
1,591,786
Special Mention
- - - - - - - -
Substandard
- -
2,178
699
486
- -
3,363
Doubtful
- - - - - - - -
Total
$
212,125
$
499,428
$
339,359
$
119,519
$
109,029
$
283,103
$
32,586
$
1,595,149

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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

Q2 2023 Form 10-Q
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The

following

tables

include

an

aging

analysis

of

accruing

loans

and

total

non-accruing

loans

as

of

June 30,

2023

and
December 31, 2022 (in thousands):
Accruing
As of June 30, 2023 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
543
$ - $ - $
543
$ - $
543
1-4 family residential
129,987
- -
129,987
-
129,987
Condo residential
52,563
- -
52,563
-
52,563
183,093
- -
183,093
-
183,093
Commercial real estate:
Land and construction
33,606
- -
33,606
-
33,606
Multi-family residential
173,360
- -
173,360
-
173,360
Condo commercial
56,255
- -
56,255
-
56,255
Commercial property
726,129
- -
726,129
-
726,129
Leasehold improvements
51
- -
51
-
51
989,401
- -
989,401
-
989,401
Commercial and industrial:
Secured
149,392
224
-
149,616
486
150,102
Unsecured
19,299
- -
19,299
-
19,299
168,691
224
-
168,915
486
169,401
Foreign banks
85,409
- -
85,409
-
85,409
Consumer and other
167,845
- -
167,845
-
167,845
Total
$
1,594,439
$
224
$ - $
1,594,663
$
486
$
1,595,149

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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
and still accruing as of June 30 2023:
June 30, 2023
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

June 30, 2023

and 2022.

Interest income

on
these loans

for the

three months

ended June

30, 2023

and 2022,

would have

been approximately

$
13

thousand and

$
0
thousand, respectively,

had these loans performed in accordance with their

original terms.
Collateral-Dependent Loans
A

loan

is

collateral

dependent

when

the

borrower

is

experiencing

financial

difficulty

and

repayment

of

the

loan

is
expected to

be provided

substantially through

the sale

or operation

of the

collateral. There

were
no

collateral dependent
loans as of June 30 2023 and as of December 31, 2022.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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

The following table

presents the average

recorded investment

balance on impaired

loans for the

periods indicated (in
thousands):
Three Months Ended June 30, 2022 Six Months Ended June 30, 2022
Residential real estate $
7,332
$
7,890
Commercial real estate
599
631
Commercial and industrial
115
124
Consumer and other
214
217
Total
$
8,260
$
8,862
Interest income recognized on impaired loans for the three months ended June 30,

2022 was $
90

thousand and for the
six months ended June 30, 2022 was $
181

thousand..
Loan Modifications to Borrowers Experiencing Financial

Difficulties

The following table present newly restructured

loans, by type of modification,

which occurred during the quarter ended
June 30, 2023:

Recorded Investment Prior to Modification Recorded Investment After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Residential real estate
- $ -

$ - - $ - $ -
Commercial real estate
- - - - - -
Commercial and industrial
1

350
350
1
350
350
Consumer and other
- - - - - -
1
$
350

$
350
1
$
350
$
350
The Company

had
one

new modifications

to borrowers

experiencing financial

difficulties for

the three and

six months
ended June 30, 2023.
No

loan modifications that subsequently defaulted for

the three and six

months ended June 30, 2023.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
4.

INCOME TAXES

The Company’s provision for income taxes is

presented in the following table for the dates indicated

(in thousands):
Six Months Ended June 30,
2023 2022
Current:
Federal
$ - $ -
State
- -
Total

current
- -
Deferred:
Federal
2,513
2,778
State
701
788
Total

deferred
3,214
3,566
Total

tax expense
$
3,214
$
3,566
The actual income tax

expense for the six

months ended June 30, 2023 and

2022 differs from the statutory

tax expense
for the

period (computed

by applying

the U.S.

federal corporate

tax rate

of
21
% for

2023 and

2022 to

income before provision
for income taxes) as follows (in thousands):
Six Months Ended June 30,
2023 2022
Federal taxes at statutory rate
$
2,776
$
2,880
State income taxes, net of federal tax benefit
574
596
Bank owned life insurance
(136)
(134)
Other, net
-
224
Total

tax expense
$
3,214
$
3,566
The Company’s deferred tax assets and deferred

tax liabilities as of the dates indicated were (in thousands):
June 30, 2023 December 31, 2022
Deferred tax assets:
Net operating loss
$
18,951
$
21,720
Allowance for credit losses
4,834
4,432
Lease liability
3,272
3,648
Unrealized losses on available for sale securities
15,990
15,193
Depreciable property
181
158
Equity compensation
481
373
Accruals
290
723
Deferred tax assets:
43,999
46,247
Deferred tax liability:
Deferred loan cost
(205)
(28)
Lease right of use asset
(3,272)
(3,648)
Deferred expenses
(222)
(175)
Cash flow hedge
(265)
-
Other, net
(21)
(36)
Deferred tax liability
(3,985)
(3,887)
Net deferred tax assets
$
40,014
$
42,360
The

Company has

approximately

$
70.9

million

of

federal and

$
93.6

million

of

state net

operating

loss

carryforwards
expiring in various amounts between

2031 and 2036 and which are

limited to offset, to the

extent permitted, future taxable
earnings of the Company.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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
For the three and six months ended June

30, 2023 and 2022, the Company did
no
t have any unrecognized tax benefits
as a result of

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
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023 December 31, 2022
Commitments to grant loans and unfunded lines of credit $
92,910
$
95,461
Standby and commercial letters of credit
8,344
4,320
Total
$
101,254
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

Interest Rate Swaps Designated as a Cash Flow Hedge
As of June

30, 2023, the

Company had
2

interest rate swap

agreements with a notional

aggregate amount of $
50

million
that were

designated as

cash flow

hedges of

certificates

of deposit.

The interest

rate swap

agreements have

an average

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
maturity of
2.88

years, the weighted average fixed

rate paid is
3.59
%, with the weighted average 3-month compound SOFR
being received. The Company had
no

cash flow hedges at December 31, 2022.
The

changes

in

fair

value

on

these

interest

rate

swaps

are

recorded

in

other

assets

or

other

liabilities

with

a
corresponding recognition in other comprehensive

income and subsequently reclassified to

earnings when gains or losses
are realized.
Interest Rate Swaps
The Company enters into interest rate swaps with its loan customers. The Company had
17

and
15

interest rate swaps
with

loan

customers

with

an

aggregate

notional

amount

of

$
39.8

million

and

$
33.9

million

at

June 30,

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
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
June 30, 2023:
Derivatives designated as hedging instruments:
Interest rate swaps $
50,000
- Other assets $
1,046
-
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans $
39,818
$
1,297
Other assets/Other liabilities $
4,577
$
4,577
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

Q2 2023 Form 10-Q
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
The

following

table

represents

the

Company's

assets

and

liabilities

measured

at

fair

value

on

a

recurring

basis

at
June 30, 2023 and December 31, 2022 for each of

the fair value hierarchy levels (in thousands):
June 30, 2023 December 31, 2022
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
8,334
$ - $
8,334
$ - $
8,655
$ - $
8,655
Collateralized mortgage obligations
-
83,883
-
83,883
-
95,541
-
95,541
Mortgage-backed securities - residential

-
58,099
-
58,099
-
60,879
-
60,879
Mortgage-backed securities - commercial
-
30,852
-
30,852
-
27,954
-
27,954
Municipal securities
-
19,091
-
19,091
-
18,483
-
18,483
Bank subordinated debt securities
-
14,468
-
14,468
-
14,919
-
14,919
Corporate bonds
-
3,715
-
3,715
-
3,709
-
3,709
Total
-
218,442
-
218,442
-
230,140
-
230,140
Derivative assets
-
5,623
-
5,623
-
5,011
-
5,011
Total assets at fair value
$ - $
224,065
$ - $
224,065
$ - $
235,151
$ - $
235,151
Derivative liabilities $ - $
4,577
$ - $
4,577
$ - $
5,011
$ - $
5,011
Total liabilities at fair value
$ - $
4,577
$ - $
4,577
$ - $
5,011
$ - $
5,011

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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

The following table represents the Company’s assets measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022 for each of the fair value hierarchy

levels (in thousands):
Level 1 Level 2 Level 3 Total
June 30, 2023:
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

30, 2023 and December

31,
2022.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments not

carried at fair
value as of June 30, 2023 and December 31, 2022 (in

thousands):
Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
June 30, 2023:
Financial Assets:
Cash and due from banks
$
7,873
$
7,873
$ - $ - $
7,873
Interest-bearing deposits in banks
$
79,407
$
79,407
$ - $ - $
79,407
Investment securities held to maturity, net
$
220,956
$ - $
199,329
$ - $
199,329
Loans held for investment, net
$
1,577,144
$ - $ - $
1,519,939
$
1,519,939
Accrued interest receivable
$
8,029
$ - $
1,293
$
6,736
$
8,029
Financial Liabilities:
Demand deposits
$
572,360
$
572,360
$ - $ - $
572,360
Money market and savings accounts
$
994,429
$
994,429
$ - $ - $
994,429
Interest-bearing checking accounts
$
59,501
$
59,501
$ - $ - $
59,501
Time deposits
$
295,011
$ - $ - $
292,428
$
292,428
FHLB advances
$
87,000
$ - $
84,564
$ - $
84,564
Accrued interest payable
$
1,183
$ - $
459
$
724
$
1,183
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

Q2 2023 Form 10-Q
held in the Bank,

and the Company’s

then current shareholders

owned the same

percentages of the

Company’s common
stock as they previously owned of the Bank’s common

stock.
In March 2023, the

Company issued
121,627

shares of Class A

common stock to employees and

directors as restricted
stock awards pursuant to the Company’s 2015 equity incentive plan. There were no

stock awards issued during the quarter
ended June 30, 2023 nor during the three and six months

ended June 30, 2022.

During the second quarter

of 2023, the Company

repurchased
77,603

shares of Class A common stock

at a weighted
average price per share of $
9.58
. The aggregate purchase price for these

transactions was approximately $
747

thousand,
including transaction

costs. These

repurchases

were made

through

open market

purchases

pursuant

to

the

Company’s
publicly announced repurchase

program. As of June 30, 2023,
172,397

shares remained authorized

for repurchase under
this program.
Shares of the Company’s Class A common stock issued and outstanding as of June 30, 2023 and December 31, 2022 were
19,544,777

and
20,000,753
, respectively.

Dividends
Declaration of dividends by the Board is required before dividend payments are made.
No

dividends were approved by
the Board for the

common stock

classes for the three

months ended June 30,

2023 and 2022.

Additionally,

there were
no
dividends declared and unpaid as of June 30, 2023 and 2022.
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

above

“well-capitalized”
guidelines as

of June

30, 2023

and December 31,

2022. At

June 30, 2023, the

total risk-based

capital ratios

for the

Company
and the Bank were
13.42
% and
13.37
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

and six months
ended June 30, 2023 and 2022 (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2023 2022 2023 2022
Net Income $
4,196
$
5,295
$
10,005
$
10,149
Net income available to common stockholders
$
4,196
$
5,295
$
10,005
$
10,149

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
The following table reflects

the calculation of basic

and diluted earnings per

common share class

for the three

and six
months ended June 30, 2023 and 2022 (in thousands,

except per share amounts):
Three Months Ended June 30,
2023 2022
Class A Class A
Basic EPS
Numerator:
Net income available to common shares

$
4,196
$
5,295
Denominator:
Weighted average shares outstanding
19,590,359
20,000,753
Earnings per share, basic $
0.21
$
0.26
Diluted EPS
Numerator:
Net income available to common shares $
4,196
$
5,295
Denominator:
Weighted average shares outstanding for basic EPS
19,590,359
20,000,753
Add: Dilutive effects of assumed exercises of stock options
49,323
170,508
Weighted avg. shares including dilutive potential common shares
19,639,682
20,171,261
Earnings per share, diluted
$
0.21
$
0.26
Anti-dilutive stock options excluded from diluted EPS
730,500
15,000
Net income has not been allocated to unvested restricted

stock awards that are participating securities

because the amounts that would be allocated
are not material to net income per share of

common stock. Unvested restricted stock awards

that are participating securities represent less than one
percent of all of the outstanding shares of

common stock for each of the periods presented.
Six Months Ended June 30,
2023 2022
Class A Class A
Basic EPS
Numerator:
Net income (loss) available to common shares
$
10,005
$
10,149
Denominator:
Weighted average shares outstanding
19,722,152
19,997,869
Earnings per share, basic
$
0.51
$
0.51
Diluted EPS
Numerator:
Net income available to common shares
$
10,005
$
10,149
Denominator:
Weighted average shares outstanding for basic EPS
19,722,152
19,997,869
Add: Dilutive effects of assumed exercises of stock options
68,604
195,049
Weighted avg. shares including dilutive potential common shares
19,790,756
20,192,918
Earnings per share, diluted
$
0.51
$
0.50
Anti-dilutive stock options excluded from diluted EPS
730,500
15,000
Net income has not been allocated to unvested

restricted stock awards that are participating securities

because the amounts that would be allocated

are
not material to net income per share of common

stock. Unvested restricted stock awards that are participating securities represent less than one percent
of all of the outstanding shares of common stock

for each of the periods presented.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
10.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise

in the ordinary

course of

business. In the

opinion of
management, none

of these

actions, either

individually or

in the aggregate,

is expected to

have a material

adverse effect
on the Company’s Consolidated Financial Statements.
11.

SUBSEQUENT EVENTS

Management has evaluated subsequent events from July 1, 2023 through August 11, 2023, which is the date this Form
10-Q was available to be issued.
In July

2023,
three

individual shareholders

filed a

complaint against
six

board members

serving in

July 2021,

without
naming the Bank

as a party,

alleging the named

directors did not

have the authority

to approve the exchange

of preferred
stock in

July 2021

as part

of the

Bank’s initial

public offering

and that

further,

such action

breached their

fiduciary duties.

The Plaintiffs claim this exchange was not

permitted by the Bank’s Articles of Incorporation. The Company believes that the
allegations in the lawsuit are legally

and factually without merit, and the

Company intends to vigorously defend

against the
allegations in

the lawsuit.

Despite the Company’s

belief the

lawsuit lacks

merit, if

the plaintiffs

were successful,

the Court
could award substantial compensatory damages.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The

following

discussion

and

analysis

is

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition and results

of operations of

the Company and

the Bank, its

wholly owned subsidiary,

for the quarter

and six months
ended June

30, 2023.

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
Securities and Exchange Commission (“SEC”) for the year ended

December 31, 2022.
This discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially

from management's expectations. Factors that could cause

such differences are discussed
in the sections entitled "Forward-Looking Statements"

and Item 1A “Risk Factors" below and in the 2022 Form 10-K/A filed with the SEC which is available at the SEC’s website

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
•

the efficiency and effectiveness of

our internal control procedures and processes;
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

Q2 2023 Form 10-Q
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
so under the federal

securities laws. You

should also review

the risk factors

described in the reports

the Company filed

or
will file with the SEC.
Overview
The Company

reported

net

income

of $4.2

million or

$0.21 per

diluted

share of

common

stock for

the three

months
ended June 30, 2023 compared

to $5.3 million or

$0.26 per diluted share

of common stock for

the three months ended

June
30, 2022. Net income

for the six months

ended June 30, 2023

was $10.0 million or

$0.51 per diluted share

of common stock
compared to $10.1 million or $0.50 per diluted share of

common stock for the same period in 2022.
During the second quarter

of 2023, the Company

repurchased 77,603 shares

of Class A common stock at a

weighted
average price per share of $9.58. The aggregate

purchase price for these transactions

was approximately $747 thousand,
including transaction costs.

Year-to-date, the Company

has repurchased

577,603 shares

at a

weighted average

price per
share

of

$11.41.

These

repurchases

were

made

through

open

market

purchase

pursuant

to

the

Company’s

publicly
announced repurchase

program. As

of June

30, 2023,

172,397 shares

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
2023 compared to the quarter ended June 30,

2022 and to December 31, 2022,

comparison annualized where appropriate:
•

Net interest income for the three months ended

June 30, 2023 decreased $1.5 million or 9.4% to

$14.2 million from
$15.6 million for

the quarter ended

June 30, 2022. Net

interest income for

the six months

ended in June 30,

2023
increased $149 thousand or 0.5% compared to the same

period ended June 30, 2022.
•

Net interest margin (“NIM”) was 2.73% for the three months ended June 30, 2023 compared to 3.37% for the three months ended June 30,

2022. NIM was 2.97% for

the six months ended

in June 30, 2023

compared to 3.30% for
the same period in 2022.

•

Total assets were $2.2 billion at June

30, 2023, representing an increase of $209.8

million or 10.4% from June 30,
2022 and an increase of $140.1 million or 13.5% annualized

from December 31, 2022.

•

Total loans were

$1.6 billion at

June 30, 2023,

representing an increase

of $223.2 million

or 16.3% from

June 30,
2022 and an increase of $88.6 million or 11.9% annualized

from December 31, 2022.
•

Total deposits

were $1.9

billion at

June 30,

2023, representing

an increase

of $182.6

million or

10.5% from

June
30, 2022 and an increase of $92.0 million or 10.1% annualized from December 31, 2022.

•

Annualized return on

average assets for

the quarter ended

June 30, 2023

was 0.77% compared

to 1.08% for

the
quarter ended June 30, 2022. Annualized return

on average assets was

0.94% for the six months

ended June 30,
2023 compared to 1.05% for the same period in 2022.

•

Annualized return

on average

stockholders’

equity for

the quarter

ended June

30, 2023

was 9.13%

compared to
11.38% for

quarter ended

June 30, 2022.

Annualized return on

average equity was

10.98% for

the six

months ended
June 30, 2023 compared to 10.54% for the same period

in 2022.
•

The ACL to total loans was 1.18%

at June 30, 2023 and

1.16% at December

31, 2022. ACL was calculated under
the CECL methodology

for three

and six

months ended

June 30,

2023 and

the incurred

loss methodology

for all
periods in 2022.
•

Non-performing loans to total loans was 0.03% at June

30, 2023 compared to 0.0% at December 31, 2022.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
•

At

June 30,

2023,

the

total

risk-based

capital

ratios

for

the

Company

and

the

Bank

were

13.42%

and

13.37%,
respectively.
•

Tangible

book

value

per

common

share

(non-GAAP

financial

measurement)

of

$9.40

as

of

June

30,

2023

was
negatively affected

by $2.41

due to

after tax

unrealized security

losses on

securities of

$47.1 million

at June

30,
2023. At June 30, 2022,

tangible book value

of $9.00 per

common share was

negatively affected

by $1.84 due

to
$36.9 million after tax unrealized security losses. See “Reconciliation and Management Explanation for Non-GAAP
Financial Measures”

for a reconciliation of this non-GAAP financial measure.
Critical Accounting Policies and Estimates
The

consolidated

financial

statements

are

prepared

based

on

the

application

of

U.S.

GAAP,

the

most

significant

of
which are

described in

Note 1

“Summary of

Significant Accounting Policies”

in the

Company’s 2022 Form

10-K/A. To prepare
financial statements

in conformity

with US GAAP,

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

Allowance for Credit Losses
On

January

1,

2023,

the

Company

adopted

ASU

2016-13

Financial

Instruments

-

Credit

Losses

(Topic

326):
Measurement of Credit Losses

on Financial Instruments,

as amended, which replaces

the incurred loss methodology

with
an

expected

loss

methodology

that

is

referred

to

as

the

current

expected

credit

loss

(CECL)

methodology.

See

Note

1
“Summary of Significant

Accounting Policies” Item

1 of Part I

of this Form

10-Q for more information

on the adoption

ASC
326 and the allowance of credit losses.

Our ACL

included residential

loans. To

assess the

potential impact

of changes

in qualitative

factors related

to these
loans,

management

performed

a sensitivity

analysis.

The

Company evaluated

the

impact

of

the HPI

used

in calculating
expected losses on the residential loan segment. As of June 30,

2023, for every 100 basis points increase in the

HPI index,
the forecast

reduces

reserves

by

approximately

$240

thousand

and

about

2 basis

points

to

the

reserve

coverage

ratio,
everything else being

constant. This

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

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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
(in thousands, except ratios):
June 30, 2023 December 31, 2022
Consolidated Balance Sheets:
Total

assets
$ 2,225,914 $ 2,085,834
Total

loans
(1)
$ 1,595,959 $ 1,507,338
Total

deposits
$ 1,921,301 $ 1,829,281
Total

stockholders' equity
$ 183,685 $ 182,428
(1)

Loan amounts include deferred fees/costs.
Three Months Ended June 30, Six Months Ended June 30,
2023 2022 2023 2022
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 14,173 $ 15,642 $ 30,170 $ 30,021
Total

non-interest income
$ 1,846 $ 1,617 $ 3,916 $ 3,562
Total

non-interest expense
$ 10,452 $ 9,551 $ 20,628 $ 19,163
Net income

$ 4,196 $ 5,295 $ 10,005 $ 10,149
Profitability:
Efficiency ratio
65.25% 55.34% 60.52% 57.06%
Net interest margin

2.73% 3.37% 2.97% 3.30%
The Company’s results

of operations depend

substantially on net

interest income and

non-interest income. Other

factors
contributing to the results of operations include our provision for credit losses, non-interest expenses,

and the provision for
income taxes.
Three months ended June 30, 2023 compared to the three

months ended June 30, 2022

Net income decreased to

$4.2 million for the

three months ended June

30, 2023 from $5.3 million

for the same period
in 2022 mainly due to higher weighted average deposit

costs.

Six months ended June 30, 2023 compared to six months

ended June 30, 2022

Net income slightly decreased to $10.0 million for the six months ended June 30, 2023 from $10.1 million for the same
period

in

2022.

The

main

drivers

of

the

slight

decrease

of

net

income

were

a

$14.6

million

increase

in

interest

income
generated from higher loan

yields and a bigger loan

portfolio, offset by a

$14.5 million increase in

interest expense mainly
due to increases in deposit cost, combined with a $1.5

million increase in non-interest expense.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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

equal to

the annualized

net interest

income

divided by

average interest

-earning assets.

Because

non-interest-
bearing sources of funds, such as non-interest-bearing deposits and stockholders’

equity, also fund interest-earning assets,
net interest margin includes the indirect benefit of these

non-interest-bearing funding sources.
Changes in

the market

interest rates and

interest rates

we earn on

interest-earning assets

or pay on

interest-bearing
liabilities, as well

as the volume and

types of interest-earning

assets and interest-bearing and

non-interest-bearing liabilities,
are usually the

largest drivers

of periodic changes

in net interest

spread, net interest

margin and net

interest income.

Our
asset liability committee (ALCO) has in

place asset-liability management techniques to manage major factors that affect net
interest income and net interest margin.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
The following

table contains

information related

to average

balances, average

yields earned

on assets,

and average
costs of liabilities for the periods indicated (dollars in

thousands):
Three Months Ended June 30,
2023 2022
Average
(1)
Balance Interest Yield/Rate (2)
Average
(1)
Balance Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans
(3)
$ 1,569,266 $ 20,847 5.33% $ 1,296,476 $ 14,053 4.35%
Investment securities
(4)
422,544 2,382 2.26% 493,352 2,510 2.04%
Other interest-earnings assets 87,536 1,051 4.82% 69,503 121 0.70%
Total interest-earning assets 2,079,346 24,280 4.68% 1,859,331 16,684 3.60%
Non-interest-earning assets 104,196

109,050

Total assets $ 2,183,542 $ 1,968,381
Liabilities and stockholders' equity

Interest-bearing liabilities:
Interest-bearing checking $ 53,561 200 1.50% $ 66,349 17 0.10%
Saving and money market deposits 940,095 6,968 2.97% 781,076 615 0.32%
Time deposits 277,001 2,145 3.11% 224,284 271 0.48%
Total interest-bearing deposits 1,270,657 9,313 2.94% 1,071,709 903 0.34%
FHLB advances and other borrowings 93,075 794 3.42% 36,330 139 1.53%
Total interest-bearing liabilities 1,363,732 10,107 2.97% 1,108,039 1,042 0.38%
Non-interest-bearing demand deposits 601,778

644,975

Other non-interest-bearing liabilities 33,794 28,770
Total liabilities 1,999,304

1,781,784

Stockholders' equity 184,238 186,597
Total liabilities and stockholders' equity $ 2,183,542

$ 1,968,381

Net interest income $ 14,173 $ 15,642
Net interest spread (5) 1.71% 3.22%
Net interest margin
(6)
2.73% 3.37%
(1)

Average balances - Daily average balances are used

to calculate yields/rates.
(2)

Annualized.
(3)

Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred loan

fees, net of deferred loan costs.
(4)

At fair value except for securities held to maturity. This amount includes

FHLB stock.
(5)

Net interest spread is the weighted average

yield on total interest-earning assets minus the weighted

average rate on total interest-bearing liabilities.
(6)

Net interest margin is the ratio of net interest

income to average total interest-earning assets.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Six Months Ended June 30,
2023 2022
Average
Balance (1) Interest Yield/Rate (2)
Average
Balance (1) Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans (3)
$ 1,558,390 $ 40,558 5.25% $ 1,254,189 $ 27,035 4.35%
Investment securities (4)
422,132 4,668 2.23% 501,758 4,839 1.94%
Other interest-earnings assets
65,433 1,433 4.42% 79,763 152 0.38%
Total interest-earning assets
2,045,955 46,659 4.60% 1,835,710 32,026 3.52%
Non-interest earning assets
106,100 105,374
Total assets
$ 2,152,055 $ 1,941,084
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing checking
$ 55,812 243 0.88% $ 65,398 33 0.10%
Money market and savings accounts
918,697 11,753 2.58% 758,729 1,166 0.31%
Time deposits
251,009 3,202 2.57% 223,781 530 0.48%
Total interest-bearing deposits
1,225,518 15,198 2.50% 1,047,908 1,729 0.33%
Borrowings and repurchase agreements
77,425 1,291 3.36% 36,171 276 1.54%
Total interest-bearing liabilities
1,302,943 16,489 2.55% 1,084,079 2,005 0.37%
Non-interest bearing demand deposits
632,901 635,740
Other non-interest-bearing liabilities
32,404 27,079
Total liabilities
1,968,248 1,746,898
Stockholders' equity
183,807 194,186
Total liabilities and stockholders' equity
$ 2,152,055 $ 1,941,084
Net interest income
$ 30,170 $ 30,021
Net interest spread (5)
2.05% 3.15%
Net interest margin (6)
2.97% 3.30%
(1)

Average balances - Daily average balances are used

to calculate yields/rates.
(2)

Annualized.
(3)

Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred loan fees,

net of deferred loan costs.
(4)

At fair value except for securities held to maturity. Includes FHLB stock.
(5)

Net interest spread is the weighted average

yield on total interest-earning assets minus the weighted

average rate on total interest-bearing
liabilities.
(6)

Net interest margin is the ratio of net interest

income to average total interest-earning assets.
Three months ended June 30, 2023 compared to the three

months ended June 30, 2022

Net interest income before the provision

for credit losses was $14.2 million for

the three months ended June 30,

2023,
a decrease of

$1.5 million or

9.4%, from

$15.6 million

for the same

period in 2022.

The decrease can

be attributed to

the
impact of higher deposit costs, which was a result to

the prevailing market interest rate conditions.
Net interest

margin was

at 2.73%

for the

quarter ended

June 30, 2023

and 3.37%

for the

same period

in 2022.

The
increase in loan yields as well as yields on other interest

-earning assets was offset by higher deposit and borrowing

costs.

Six months ended June 30, 2023 compared to six months

ended June 30, 2022
Net interest income before the provision for credit losses was $30.2 million for the six months ended June 30, 2023, an increase of $149 thousand or 0.5%, from $30.0 million for

the same period in 2022.

Net interest

margin

decreased

to 2.97%

for the

six

months

ended June

30,

2023 from

3.30% in

the same

period in
2022. Overall interest-bearing asset yields grew but were outpaced by the increase in cost of funds.

Provision for Credit Losses
The provision

for credit

losses represents

a charge

to earnings

necessary to

maintain an

allowance for

credit losses
that, in

management's evaluation,

is adequate

to provide

coverage for

all expected

credit losses.

The provision

for credit
losses is

impacted by

variations in

our loan

and debt

securities portfolio,

recent historical

and projected

future economic

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
conditions, our internal assessment of the credit quality of the loan and debt securities portfolios

and net charge-offs.
Three months ended June 30, 2023 compared to the three

months ended June 30, 2022

The provision for credit loss was $38 thousand for the three months ended June 30, 2023 compared to $705 thousand
for the same period

in 2022.

Growth in unfunded commitments

was the primary driver

of the provision expense

during the
three months ended June

30, 2023 period. The

decrease in provision for

credit losses in the

2023 period compared to

the
June 30, 2022 quarter was due to greater loan growth

in second quarter 2022.

Six months ended June 30, 2023 compared to six months

ended June 30, 2022
The provision for credit

loss was $239

thousand for the six

months ended June

30, 2023 compared

to $705 thousand
for the same period in 2022. Decrease of $466 thousand due to higher loan growth in the six months ended

June 30, 2022.
The ACL as a percentage of total loans increased to 1.18% at June 30, 2023 compared to 1.15% at June 30,

2022.
ACL for the

three and six months ended

June 30 2023, was estimated under

the CECL methodology, and for

all periods
in 2022, it was estimated under the incurred loss model

.

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
Three Months Ended June 30, Six Months Ended June 30,
2023 2022 2023 2022
Service fees $ 1,173 $ 1,083 $ 2,378 $ 1,983
Gain (loss) on sale of securities available for sale, net
- (3) (21) 18
Gain on sale of loans held for sale, net
94 22 441 356
Loan settlement
- - - 161
Other non-interest income
579 515 1,118 1,044
Total

non-interest income
$ 1,846 $ 1,617 $ 3,916 $ 3,562
Three months ended June 30, 2023 compared to the three

months ended June 30, 2022

Non-interest income

for the

three months

ended June 30,

2023 increased

$229 thousand

or 14.2%,

compared to

the
same period in

2022. This increase

was primarily driven

by an increase

in service fees

from a larger

deposit portfolio and
$72 increase in gain on sale of loans due to higher sales

of SBA

7a loans.

Six months ended June 30, 2023 compared to the six

months ended June 30, 2022
Non-interest income for the six months ended June 30, 2023 increased $354 thousand or 9.9%,

compared to the same
period in

2022. This

increase was

primarily

driven by

an increase

in service

fees

from a

larger deposit

portfolio.

For the
period ended

June 30,

2022,

the Company

recognized $161

thousand interest

recovery from

a prior

lending customer

of
the Bank. This payment reflected the final payment and settlement of lien judgements against the customer.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2023 2022 2023 2022
Salaries and employee benefits $ 5,882 $ 5,913 $ 12,259 $ 11,788
Occupancy
1,319 1,251 2,618 2,521
Regulatory assessment and fees
452 226 676 439
Consulting and legal fees
386 398 744 915
Network and information technology services
505 448 983 835
Other operating
1,908 1,315 3,348 2,665
Total

non-interest expense
$ 10,452 $ 9,551 $ 20,628 $ 19,163
Three months ended June 30, 2023 compared to the three

months ended June 30, 2022

Non-interest expense

for the

three months

ended June 30,

2023 increased

$901 thousand

or 9.4%,

compared to

the
same period in 2022. The increase was primarily driven by an increase in the FDIC deposit insurance assessment rate and audit

and

tax

services

expenses

and

was

partially

offset

by

a

decrease

in

the

incentive

compensation

accrual

which

is
included in salary and employee benefits expense.
Six months ended June 30, 2023 compared to the six

months ended June 30, 2022
Non-interest expense

for the six

months ended June

30, 2023 increased

$1.5 million or

7.6%, compared

to the same
period

in

2022. The

increase

was

primarily

driven

by

higher

salaries

and

employee

benefits

expense

due

to new

hires,
increased salary compensation and seasonal payroll taxes as well as increases in the FDIC deposit insurance assessment
rate, and audit and tax services expense.

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
Three months ended June 30, 2023 compared to the three

months ended June 30, 2022

Income tax

expense for

the quarter

ended June 30,

2023 was

$1.3 million

as compared

to $1.7

million for

the same
period in

2022. The

effective tax

rate for

the three

months ended

June 30,

2023

was 24.1%

compared

to

24.4% for

the
same period in 2022.

Six months ended June 30, 2023 compared to the six

months ended June 30, 2022
Income tax expense

for the six

months ended June

30, 2023 decreased

to $3.2 million

from $3.6 million

for the same
period in 2022. The Company’s effective tax rate was 24.3% for the 2023 period compared to 26.0% for the same period in
2022. The

Company’s

effective

tax rate

in

the

period

ended June

30,

2022

was

higher primarily

because

the

Company
recorded a one-time adjustment of $300 thousand to deferred

tax assets which increased the income tax provision.
For

a

further

discussion

of

income

taxes,

see

Note

4

“Income

Taxes”

to

the

unaudited

Consolidated

Financial
Statements in Item 1 of Part I of this Form 10-Q.
Analysis of Financial Condition
Total

assets at June 30, 2023 were $2.2 billion, an increase of $140.1 million, or 13.5%

annualized, over total assets of
$2.1 billion at December 31, 2022. Total

loans, net of unearned fees/cost, increased $88.6 million, or 11.9

%

annualized, to
$1.6 billion at June 30,

2023 compared to $1.5

billion at December

31, 2022. Total

deposits increased by $92.0

million, or
10.1% annualized, to $1.9 billion at June 30, 2023 compared

to December 31, 2022.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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

and the ALCO

of the Company

to ensure an

appropriate risk

and return profile

as well as

for adherence to

the
investment policy.
ASC Topic

326 amended

the

existing

other-than-temporary-impairment

guidance

for AFS

securities,

requiring

credit
losses to be recorded as

an allowance rather than

through a permanent write-down.

When evaluating AFS

debt securities
under ASC

Topic

326, the

Company has

evaluated whether

the decline

in fair

value is

attributed to

credit losses

or other
factors

like

interest

rate

risk,

using

both

quantitative

and

qualitative

analyses,

including

company

performance

analysis,
review of credit

ratings, remaining

payment terms,

prepayment speeds

and analysis

of macro-economic

conditions. Each
investment is expected

to recover

its price depreciations

over its holding

period as

it moves to

maturity and the

Company
has

the

intent

and

ability

to

hold

these

securities

to

maturity

if

necessary.

As

a

result

of

this

evaluation,

the

Company
concluded that no allowance was required on AFS securities.
AFS and

HTM investment

securities increased

$20.6 million, or

9.9% annualized,

to $439.4 million

at June 30,

2023
from $418.8 million at December 31, 2022. Investment

securities increased due to reinvestment of payments

received and
investment of excess

in cash

balances into high

credit quality investments

to increase the

Company’s profitability and

modify
the

Company’s

balance

sheet

duration

according

to

the

ALM

policy.

As

of

June 30,

2023,

investment

securities

with

a
market value of

$223.2 million were

pledged to secure

public deposits and

BTFP.

The investment portfolio

does not have
any tax-exempt securities.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
June 30, 2023 December 31, 2022
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 9,906 $ 8,334 $ 10,177 $ 8,655
Collateralized mortgage obligations
107,991
83,883
118,951 95,541
Mortgage-backed securities - residential
71,279
58,099
73,838 60,879
Mortgage-backed securities - commercial
36,775
30,852
32,244 27,954
Municipal securities
25,044
19,091
25,084 18,483
Bank subordinated debt securities
16,836
14,468
15,964 14,919
Corporate bonds
4,033
3,715
4,037 3,709
$ 271,864 $ 218,442 $ 280,295 $ 230,140
Held-to-maturity:
U.S. Government Agency
$ 44,404 $ 38,230 $ 44,914 $ 39,062
U.S. Treasury
39,414 39,400 9,841 9,828
Collateralized mortgage obligations
65,844 57,030 68,727 60,925
Mortgage-backed securities - residential
44,834 40,213 42,685 38,483
Mortgage-backed securities - commercial
15,491 14,409 11,442 10,777
Corporate bonds
10,988 10,047 11,090 10,013
$ 220,975 $ 199,329 $ 188,699 $ 169,088
Allowance for credit losses - securities held-to-maturity (19)
Securities held-to maturity, net of allowance for credit losses
$ 220,956
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of June 30, 2023 (in thousands,

except ratios):

Within 1 year
After 1 year through
5 years
After 5 years through
10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - 0.00% $ - 0.00% $ 2,356 3.17% $ 7,550 2.29% $ 9,906 2.50%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 107,991 1.40% 107,991 1.40%
MBS - residential
- 0.00% - 0.00% - 0.00% 71,279 1.62% 71,279 1.62%
MBS - commercial
- 0.00% - 0.00% - 0.00% 36,775 2.17% 36,775 2.17%
Municipal securities

- 0.00% - 0.00% 1,000 2.05% 24,044 1.73% 25,044 1.74%
Bank subordinated debt securities
- 0.00% - 0.00% 16,836 4.83% - 0.00% 16,836 4.83%
Corporate bonds
- 0.00% 4,033 2.50% - 0.00% - 0.00% 4,033 2.50%
$ - $ 4,033 $ 20,192 $ 247,639 $ 271,864 1.86%
Held-to-maturity:
U.S. Government Agency
$ - 0.00% $ 7,915 1.03% $ 20,358 1.46% $ 16,131 1.85% $ 44,404 1.52%
U.S. Treasury
39,414 5.25% - 0.00% - 0.00% - 0.00% 39,414 5.25%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 65,844 1.66% 65,844 1.66%
MBS - residential
- 0.00% 4,497 1.85% 5,933 1.75% 34,404 2.40% 44,834 2.26%
MBS - commercial
- 0.00% - 0.00% 3,080 1.62% 12,411 2.12% 15,491 2.02%
Corporate bonds
1,502 2.25% 9,486 2.79% - 0.00% - 0.00% 10,988 2.72%
$ 40,916 $ 21,898 $ 29,371 $ 128,790 $ 220,975 2.13%
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

Q2 2023 Form 10-Q
The following table shows the loan portfolio composition

as of the dates indicated (in thousands):

June 30, 2023 December 31, 2022
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 183,093 11.5% $ 185,636 12.3%
Commercial Real Estate
989,401 62.0% 970,410 64.4%
Commercial and Industrial
169,401 10.6% 126,984 8.4%
Foreign Banks
85,409 5.4% 93,769 6.2%
Consumer and Other

167,845 10.5% 130,429 8.7%
Total

gross loans
1,595,149 100.0% 1,507,228 100.0%
Less: Deferred fees (cost) (810)

(110)
Total

loans net of deferred fees (cost)
1,595,959 1,507,338
Less: Allowance for credit losses
18,815 17,487
Total

net loans
$ 1,577,144 $ 1,489,851
Total

loans, net of unearned fees/cost, increased by $88.6 million,

or 11.9%

annualized, at June 30, 2023 compared to
December 31, 2022. The commercial and industrial, and

to a lesser extent, consumer and

other and commercial real estate
segments had the

most significant growth partially

offset by modest declines

in the residential

real estate and

correspondent
bank loan segments.

Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately

62.0%

of

the total

gross

loan portfolio

as of

June 30, 2023.

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
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 9,924 $ 15,866 $ 83,937 $ 73,366 $ 183,093
Commercial Real Estate
79,586 167,334 732,553 9,928 989,401
Commercial and Industrial
5,304 36,175 87,463 40,459 169,401
Foreign Banks
85,409 - - - 85,409
Consumer and Other
3,037 1,888 11,612 151,308 167,845
Total

gross loans
$ 183,260 $ 221,263 $ 915,565 $ 275,061 $ 1,595,149
Interest rate sensitivity:
Fixed interest rates
$ 161,350 $ 122,412 $ 162,484 $ 164,385 $ 610,631
Floating or adjustable rates
21,910 98,851 753,081 110,676 984,518
Total

gross loans
$ 183,260 $ 221,263 $ 915,565 $ 275,061 $ 1,595,149
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

2023, approximately

61.7% of

the loans

have adjustable/variable

rates and

38.3% of

the loans

have
fixed rates.

The adjustable/variable

rate loans

re-price to

different benchmarks

and tenors

in different

periods of

time. By
contractual characteristics, there are no

material concentrations on anniversary repricing. Additionally, it is important to note

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
that most

of our

loans have

interest rate

floors. This

embedded option

protects the

Company from

a decrease

in interest
rates below the floor and positions us to gain in the scenario of higher interest rates.
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

June 30, 2023
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 183,093 $ - $ - $ - $ 183,093
Commercial Real Estate
986,874 - 2,527 - 989,401
Commercial and Industrial
168,565 - 836 - 169,401
Foreign Banks
85,409 - - - 85,409
Consumer and Other

167,845 - - - 167,845
$ 1,591,786 $ - $ 3,363 $ - $ 1,595,149
December 31, 2022
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 185,636 $ - $ - $ - $ 185,636
Commercial Real Estate
967,465 - 2,945 - 970,410
Commercial and Industrial
126,177 - 807 - 126,984
Foreign Banks
93,769 - - - 93,769
Consumer and Other

130,233 - 196 - 130,429
$ 1,503,280 $ - $ 3,948 $ - $ 1,507,228

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets

as of the dates shown (in thousands,

except ratios):
June 30, 2023 December 31, 2022
Total

non-performing loans
$ 486 $ -
Other real estate owned
- -
Total

non-performing assets
$ 486 $ -
Asset quality ratios: (1)
Allowance for credit losses to total loans
1.18% 1.16%
Allowance for credit losses to non-performing loans
3871% - %
Non-performing loans to total loans
0.03% - %
(1)
ACL was calculated under CECL methodology for 2023, and incurred loss methodology for 2022
Non-performing

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
For further discussion on non-performing loans

and borrowers experiencing financial difficulties,

see Note 3 “Loans” to
the unaudited Consolidated Financial Statements of this

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

See

Note

3 “Loans”

in Item

1 of

Part 1

of

this Form

10-Q

for more

information

on

the

allowance

for

credit
losses.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
The following table presents ACL and net charge-offs to average loans by type for the periods indicated (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended June 30, 2023

Beginning balance
$ 2,819 $ 10,453 $ 2,367 $ 772 $ 2,476 $ 18,887
Provision for credit losses
(1)
(148) (270) 125 (95) 345 (43)
Recoveries
2 - 8 - 1 11
Charge-offs
- - - - (40) (40)
Ending Balance

$ 2,673 $ 10,183 $ 2,500 $ 677 $ 2,782 $ 18,815
Average loans
$ 180,945 983,926 155,241 96,399 152,755 1,569,266
Net charge-offs to average loans

0.00% - -0.02% - 0.10% 0.01%
Six Months Ended June 30, 2023

Beginning balance
$ 1,352 $ 10,143 $ 4,163 $ 720 $ 1,109 $ 17,487
Cumulative effect of adoption of accounting
principle
(2)
1,238 1,105 (2,158) 23 858 1,066
Provision for credit losses
(3)
73 (1,065) 443 (66) 857 242
Recoveries
10 - 52 - 3 65
Charge-offs
- - - - (45) (45)
Ending Balance

$ 2,673 $ 10,183 $ 2,500 $ 677 $ 2,782 $ 18,815
Average loans
$ 188,630 974,149 156,883 92,238 146,490 1,558,390
Net charge-offs to average loans
-0.01% - -0.07% - 0.06% 0.00%
(1) Provision for credit losses excludes $62 thousand expense due to unfunded commitments included in other liabilities and $19 thousand expense due to investment securities held to maturity.
(2) Impact of CECL adoption on January 1, 2023
(3) Provision for credit losses excludes $22 thousand release due to unfunded commitments included in other liabilities and $19 thousand expense due to investment securities held to maturity.

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended June 30, 2022

Beginning balance
$ 2,357 $ 9,183 $ 2,355 $ 491 $ 688 $ 15,074
Provision for credit losses
9 107 311 160 118 705
Recoveries
- - 5 - 3 8
Charge-offs
- - - - (1) (1)
Ending Balance

$ 2,366 $ 9,290 $ 2,671 $ 651 $ 808 $ 15,786
Average loans
$ 198,812 $ 799,846 $ 126,434 $ 76,968 $ 94,416 $ 1,296,476
Net charge-offs to average loans

- - -0.02% - -0.01% 0.00%
Six Months Ended June 30, 2022

Beginning balance
$ 2,498 $ 8,758 $ 2,775 $ 457 $ 569 $ 15,057
Provision for credit losses
(148) 532 (115) 194 242 705
Recoveries
32 - 11 - 3 46
Charge-offs
(16) - - - (6) (22)
Ending Balance

$ 2,366 $ 9,290 $ 2,671 $ 651 $ 808 $ 15,786

Average loans
$ 198,453 $ 769,978 $ 133,009 $ 68,400 $ 84,349 $ 1,254,189
Net charge-offs to average loans
-0.02% - -0.02% - 0.01% 0.00%

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Bank-Owned Life Insurance
As of June 30,

2023, the combined

cash surrender

value of all bank-owned

life insurance (“BOLI”)

policies was $43.3
million. Changes in cash surrender value are recorded to non-interest income in the unaudited Consolidated Statements of
Operations. The Company had BOLI policies with five insurance carriers. The Company is the beneficiary of these policies.
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
Three Months Ended June 30,
2023 2022
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest-bearing checking $ 601,778 0.00% $ 644,975 0.00%
Interest-bearing checking 53,561 1.50% 66,349 0.10%
Money market and savings deposits 940,095 2.97% 781,076 0.32%
Time deposits 277,001 3.11% 224,284 0.48%
Total $ 1,872,435 1.99% $ 1,716,684 0.21%
The Company

has a

granular deposit

portfolio

with outstanding

balances comprised

of 50%

in commercial

deposits,
36% personal

deposits, 11%

public funds

which are

partially collateralized

and 3%

brokered deposits.

During the

second
quarter ended June 30, 2023, the Company acquired

$50 million in brokered deposits to boost liquidity.

The Company has
approximately 20 thousand deposits accounts with the majority in personal accounts,

approximately 13 thousand or 64.4%.
The

estimated

average

account

size

of

our

deposit

portfolio

is

approximately

$98

thousand

as

of

June

30,

2023.

The
Company also offers

Insured Cash Sweep (“ICS”) and Certificate

of
Deposit Account Registry Service (“CDARS”)

deposit
products to fully insure our clients.

The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250

thousand

for

all

deposit
accounts at the Company per

account holder. The

total estimated amount of uninsured

deposits is 53.2% or $1.0 billion

at
June 30, 2023.

The following table shows scheduled maturities of uninsured

time deposits as of June 30, 2023 (in thousands):
June 30, 2023
Three months or less $ 30,409
Over three through six months 17,692
Over six though twelve months 31,672
Over twelve months 11,696
$ 91,469

Other Liabilities
The Company collects from commercial loan customers

funds which are held in escrow for future payment of

real
estate taxes and insurance. These escrow funds are disbursed by the Company directly to the insurance companies

and
taxing authority of the borrower.

Escrow funds are recorded as other liabilities.

As of June 30, 2023 escrow balances totaled $12.1 million

compared to $3.5 million at December 31, 2022

.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Borrowings
As a member

of the FHLB,

we are eligible

to obtain

advances with

various terms

and conditions.

This accessibility

of
additional funding allows us to efficiently and timely meet both expected and unexpected outgoing cash flows and collateral
needs without adversely affecting either daily operation

s

or the financial condition of the Company.
As of June 30, 2023, we

had $87.0 million of fixed-rate

advances outstanding from

the FHLB with a weighted average
rate of 3.06%. Maturity dates for the advances range between

2023 to 2028 detailed in the table below.

The following table presents the FHLB fixed rate advances

as of June 30, 2023 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
0.81% Fixed August 17, 2023 $ 5,000
1.04% Fixed July 30, 2024 5,000
2.05% Fixed March 27, 2025

10,000
1.07% Fixed July 18, 2025 6,000
3.76% Fixed January 24, 2028 11,000
3.77% Fixed April 25, 2028 50,000
$ 87,000
We

have also

established

Federal Funds

lines of

credit with

our upstream

correspondent banks,

the BTFP,

and the
FRB Atlanta

Discount Window

to manage

temporary

fluctuations in

our daily

cash

balances.

As of

June 30, 2023,

there
were no outstanding balances with any of these sources.
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

):
June 30, 2023 December 31, 2022
Commitments to grant loans and unfunded lines of credit $ 92,910 $ 95,461
Standby and commercial letters of credit
8,344 4,320
Total
$ 101,254 $ 99,781
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

Q2 2023 Form 10-Q
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

as well

as
non-parallel changes such as changing

slopes (flat and steepening)

and twists of the yield curve

.

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
Market and Interest Rate Risk Management
According to our ALCO

model, as of June

30, 2023, we had

a neutral balance sheet

for year one modeling

and an asset
sensitive balance

sheet for year

two modeling.

Asset sensitivity indicates

that our

assets generally reprice

faster than our
liabilities, which results in a favorable impact to net interest income when market interest rates increase. Liability sensitivity
indicates that our

liabilities generally reprice

faster than our

assets, which results

in a favorable

impact to net

interest income
when market interest rates decrease.

Many assumptions are used

to calculate the impact of

interest rate variations on our
net interest income,

such as asset

prepayment speeds, non-maturity

deposit price sensitivity,

pricing correlations, deposit
truncations and decay rates, and key interest rate drivers

.
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

June 30, 2023,

NIM most likely

will remain neutral

for year one

and should increase

for
year two under static

rate scenarios (an

increase or decrease

of 400 basis

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

in rates will have a

negative impact on the EVE

and lower rates, a

positive impact. Results and
analysis are presented quarterly to the ALCO, and strategies are defined.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Liquidity
Liquidity is defined

as a Company’s

capacity to meet

its cash and

collateral obligations at

a reasonable cost.

Maintaining
an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flow
and collateral needs without adversely affecting

either daily operations or the financial condition of

the Company.
Liquidity risk

is the

risk that

we will

be unable

to meet

our short-term

and long-term

obligations as

they become

due
because of an inability

to liquidate assets or

obtain relatively adequate funding. The

Company’s obligations, and the funding
sources

used

to

meet

them,

depend

significantly

on

our

business

mix,

balance

sheet

structure

and

composition,

credit
quality of our assets and the cash flow profiles of our on

-

and off-balance sheet obligations.
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
purchased, brokered

certificates

of deposit,

listing services

certificate

of deposit,

the Bank

Term

Funding Program,

FRB
Atlanta discount

window,

and borrowings

from the

FHLB. Accordingly,

we believe

our liquidity

resources are

adequate to
fund loans and meet other cash needs as necessary.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Capital Adequacy
As

of

June 30,

2023,

the

Bank

was

well capitalized

under

the

FDIC’s

prompt

corrective

action

framework.

We

also
follow the capital conservation

buffer framework,

and as of June

30, 2023, we

exceeded the capital

conversation buffer

in
all capital

ratios,

according

to

our actual

ratios.

The

following

table

presents

the

capital

ratios

for

the

Bank

at the

dates
indicated (in thousands, except ratios).
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
June 30, 2023
Total

risk-based capital
$ 224,719 13.37% $ 134,413 8.00% $ 168,017 10.00%
Tier 1 risk-based capital $ 205,391 12.22% $ 100,810 6.00% $ 134,413 8.00%
Common equity tier 1 capital $ 205,391 12.22% $ 75,607 4.50% $ 109,211 6.50%
Leverage ratio $ 205,391 9.30% $ 88,361 4.00% $ 110,451 5.00%
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

Q2 2023 Form 10-Q
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

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands)
As of or For the Three Months Ended
6/30/2023 3/31/2023 12/31/2022 9/30/2022 6/30/2022
Pre-tax pre-provision ("PTPP") income:
(1)
Net income $ 4,196 $ 5,809 $ 4,434 $ 5,558 $ 5,295
Plus: Provision for income taxes 1,333 1,881 1,415 1,963 1,708
Plus: Provision for credit losses 38 201 880 910 705
PTPP income $ 5,567 $ 7,891 $ 6,729 $ 8,431 $ 7,708

PTPP return on average assets: (1)

PTPP income $ 5,567 $ 7,891 $ 6,729 $ 8,431 $ 7,708
Average assets $ 2,183,542 $ 2,120,218 $ 2,051,867 $ 2,026,791 $ 1,968,381
PTPP return on average assets (2) 1.02% 1.51% 1.30% 1.65% 1.57%

Operating net income: (1)

Net income $ 4,196 $ 5,809 $ 4,434 $ 5,558 $ 5,295
Less: Net gains (losses) on sale of securities - (21) (1,989) (558) (3)
Less: Tax effect on sale of securities - 5 504 141 1
Operating net income $ 4,196 $ 5,825 $ 5,919 $ 5,975 $ 5,297

Operating PTPP income:
(1)

PTPP income $ 5,567 $ 7,891 $ 6,729 $ 8,431 $ 7,708
Less: Net gains (losses) on sale of securities - (21) (1,989) (558) (3)
Operating PTPP income $ 5,567 $ 7,912 $ 8,718 $ 8,989 $ 7,711

Operating PTPP return on average assets:
(1)

Operating PTPP income $ 5,567 $ 7,912 $ 8,718 $ 8,989 $ 7,711
Average assets $ 2,183,542 $ 2,120,218 $ 2,051,867 $ 2,026,791 $ 1,968,381
Operating PTPP return on average assets
(2)
1.02% 1.51% 1.69% 1.76% 1.57%

Operating return on average assets: (1)

Operating net income $ 4,196 $ 5,825 $ 5,919 $ 5,975 $ 5,297
Average assets $ 2,183,542 $ 2,120,218 $ 2,051,867 $ 2,026,791 $ 1,968,381
Operating return on average assets (2) 0.77% 1.11% 1.14% 1.17% 1.08%

Operating return on average equity: (1)

Operating net income $ 4,196 $ 5,825 $ 5,919 $ 5,975 $ 5,297
Average equity $ 184,238 $ 183,371 $ 177,556 $ 185,288 $ 186,597
Operating return on average equity (2) 9.13% 12.88% 13.23% 12.79% 11.39%

Operating Revenue:
(1)

Net interest income
$ 14,173

$ 15,997

$ 16,866

$ 16,774

$ 15,642

Plus: Non-interest income

1,846 2,070 (123)

1,789

1,617

Less: Net gains (losses) on sale of

securities
- (21) (1,989) (558) (3)

Operating revenue
$ 16,019 $ 18,088 $ 18,732 $ 19,121 $ 17,262

Operating Efficiency Ratio:
(1)

Total non-interest expense
$ 10,452

$ 10,176

$ 10,014

$ 10,132

$ 9,551

Operating revenue
$ 16,019 $ 18,088 $ 18,732 $ 19,121 $ 17,262

Operating efficiency ratio
65.25% 56.26% 53.46% 52.99% 55.33%
(1)

The Company believes these non-GAAP measurements are

key indicators of the ongoing earnings power

of the Company.
(2)

Annualized.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands, except per share data)
As of or For the Three Months Ended
6/30/2023 3/31/2023 12/31/2022 9/30/2022 6/30/2022
Tangible book value per common share (at period-end): (1)
Total stockholders' equity $ 183,685 $ 183,858 $ 182,428 $ 177,417 $ 180,068
Less: Intangible assets - - - - -
Tangible stockholders' equity $ 183,685 $ 183,858 $ 182,428 $ 177,417 $ 180,068
Total shares issued and outstanding (at period-end):
Total common shares issued and outstanding 19,544,777 19,622,380 20,000,753 20,000,753 20,000,753
Tangible book value per common share
(2)
$ 9.40 $ 9.37 $ 9.12 $ 8.87 $ 9.00
Operating diluted net income per common share: (1)
Operating net income $ 4,196 $ 5,825 $ 5,919 $ 5,975 $ 5,297
Total weighted average diluted shares of common stock 19,639,682 19,940,606 20,172,438 20,148,208 20,171,261
Operating diluted net income per common share: $ 0.21 $ 0.29 $ 0.29 $ 0.30 $ 0.26
Tangible Common Equity/Tangible Assets (1)

Tangible stockholders' equity
$ 183,685 $ 183,858 $ 182,428 $ 177,417 $ 180,068

Tangible assets
$ 2,225,914 $ 2,163,821

$ 2,085,834 $ 2,037,453 $ 2,016,086
Tangible Common Equity/Tangible

Assets
8.25% 8.50% 8.75% 8.71% 8.93%
(1)

The Company believes these non-GAAP measurements are

key indicators of the ongoing earnings power

of the Company.
(2)

Excludes the dilutive effect, if any, of shares of common stock issuable upon exercise of outstanding stock options.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
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

June 30, 2023. Based
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

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
PART II
Item 1.

Legal Proceedings
On

July

13,

2023,

three

individuals

who

were

shareholders

of

the

Bank

prior

to

its

reorganization

into

the

holding
company form of organization (the “Plaintiffs”)

filed a lawsuit against six persons, all of whom

were directors of the Bank at
the

relevant

time

(the

“Defendants”),

in

the

Circuit

Court,

Eleventh

Judicial

Circuit

for

Miami-Dade

County

(the

“Court”)
(Benes et

al. v.

de la

Aguilera et

al.) alleging

the Defendants

(i) caused

the Bank,

as directors

thereof, to

engage in

ultra
vires conduct by devising and approving the exchange

transaction effected in July 2021 pursuant to

which the Bank’s then
outstanding Class C and Class

D preferred stock was exchanged (the

“Exchange Transaction”),

which action the Plaintiffs
allege was

not permitted

by the

Bank’s

Articles of

Incorporation, and

(ii) breached

their fiduciary

duty as

directors of

the
Bank by approving and engaging in the Exchange Transaction.

The Plaintiffs seek the Court to certify the action as a class action

and

to

award

damages

in

an

amount

to

be

proven

at

trial.

Plaintiffs

seek

damages

exceeding

$750,000

plus
attorney’s fees and

costs as well

as such other

relief as

the Court

may determine. The

Company believes that

the allegations
in the lawsuit are

legally and factually without

merit, and it intends

to vigorously defend against

the allegations in the

lawsuit,
pursue any

potential

counterclaims

against the

plaintiffs

as it

deems

appropriate,

and seek

coverage

from

its insurance
carriers. However,

there can

be no

assurance that

this litigation

will be

resolved favorably.

Furthermore,

there is

also no
assurance that we

will be able

to secure coverage

from our insurance

carriers for any

expenses incurred by us

in connection
with this litigation. If the plaintiff shareholders are successful,

the Court could

award substantial compensatory damages.
In addition

to the

foregoing, we

are from

time to

time subject

to claims

and litigation

arising in

the ordinary

course of
business.

These

claims

and

litigation

may

include,

among

other

things,

allegations

of

violation

of

banking

and

other
applicable regulations, competition

law, labor

laws and consumer

protection laws, as

well as claims

or litigation relating to
intellectual property,

securities, breach of contract

and tort. We

intend to defend ourselves vigorously

against any pending
or future claims and litigation.
At

this

time,

in

the

opinion

of

management,

the

likelihood

is

remote

that

the

impact

of

such

proceedings,

either
individually or

in the

aggregate, would

have a

material adverse

effect

on our

consolidated results

of operations,

financial
condition

or cash

flows. However,

one

or more

unfavorable outcomes

in any

claim

or litigation

against

us, including

the
aforementioned litigation regarding the Exchange

Transaction, could have

a material adverse effect

on the period in which
such claims

or litigation

are resolved.

In addition,

regardless of

their merits

or their

ultimate outcomes,

such matters

are
costly, divert management’s

attention and may materially adversely affect

our reputation, even if resolved in our favor.
Item 1A. Risk Factors
For detailed information about certain risk factors that could materially affect our business, financial condition, or future
results, see “Part I, Item 1A – Risk Factors” of the 2022 Form 10-K/A and see “Part II, Item 1A – Risk Factors” of the March
31, 2023 Form 10-Q.
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) Not applicable.
(c) The Company’s repurchases of equity securities

for the quarter ended June 30, 2023 were as follows:
Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced Plans
or Programs (1)
Maximum Number
of Shares that
May
Yet Be Purchased
Under Plans or
Programs (1)
Period

April 1 - 30, 2023
- - - 250,000
May 1 - 31, 2023
46,498 9.38 203,502
June 1 - 30, 2023
31,105 9.89 172,397
77,603 $ 9.58 -
(1) On January 24, 2022 the Company

announced its initial stock repurchase program to repurchase up to 750,000 shares of Class

A common stock,
approximately 3.75% of the Company’s then outstanding

shares of common stock.

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Item 3.

Defaults Upon Senior Securities
(a)

Not applicable
(b)

Not applicable
Item 4.

Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)

Not applicable
(b)

Not applicable
(c)

Not applicable

USCB Financial Holdings, Inc.

Q2 2023 Form 10-Q
Item 6. Exhibits
Exhibit No.
Description of Exhibit
2.1
Agreement and Plan of Share Exchange, dated December 27, 2021, by and between U.S. Century Bank and USCB
Financial Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No.
001-41196) filed with the Securities and Exchange Commission on December 30, 2021).
3.1
Articles of Incorporation, as amended, of USCB Financial Holdings, Inc.
*
3.2
Amended and Restated Bylaws of USCB Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s
Current Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange Commission on July 26, 2023).
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

ended June 30, 2023
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

Q2 2023 Form 10-Q
SIGNATURES
Pursuant to the

requirements of

the Securities Exchange

Act of 1934,

the registrant has

duly caused this

report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
President, Chief Executive Officer,

and Director

August 11, 2023
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Chief Financial Officer

August 11, 2023
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)