Form 10-Q
period 2023-09-30
USCB FINANCIAL HOLDINGS, INC.
filed 2023-11-09
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023
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
As of October 30, 2023 the registrant had
19,542,290

shares of Class
A
common stock outstanding.

FORM 10-Q
September 30, 2023

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022
3
Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022
(Unaudited)
4
Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September
30, 2023 and 2022 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September
30, 2023 and 2022 (Unaudited)
6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022
(Unaudited)
7
Notes to the Consolidated Financial Statements (Unaudited)
8
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
32
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
55
Item 4.
Controls and Procedures
55
PART II
56
Item 1.
Legal Proceedings
56
Item 1A.
Risk Factors
56
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
56
Item 3.
Defaults Upon Senior Securities
57
Item 4.
Mine Safety Disclosures
57
Item 5.
Other Information
57
Item 6.
Exhibit Index
58
Signatures

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
PART

I
Item 1.

Financial Statements
USCB FINANCIAL HOLDINGS, INC
Consolidated Balance Sheets – Unaudited
(Dollars in thousands, except share data)
September 30, 2023 December 31, 2022
ASSETS:
Cash and due from banks $
5,074
$
6,605
Interest-bearing deposits in banks
28,361
47,563
Total cash and cash equivalents
33,435
54,168
Investment securities held to maturity, net of allowance of $
16

and $
0
, respectively (fair value $
171,294
and $
169,088
, respectively)
197,311
188,699
Investment securities available for sale, at fair value
218,609
230,140
Federal Home Loan Bank stock, at cost
6,305
2,882
Loans held for investment, net of allowance of $
19,493

and $
17,487
, respectively
1,657,027
1,489,851
Accrued interest receivable
8,920
7,546
Premises and equipment, net
4,951
5,263
Bank owned life insurance
51,377
42,781
Deferred tax assets, net
40,430
42,360
Lease right-of-use asset
12,166
14,395
Other assets
14,071
7,749
Total assets $
2,244,602
$
2,085,834
LIABILITIES:

Deposits:
Demand deposits $
573,546
$
629,776
Money market and savings accounts
1,016,564
915,853
Interest-bearing checking
46,537
66,675
Time deposits
284,275
216,977
Total deposits
1,920,922
1,829,281
Federal Home Loan Bank advances
102,000
46,000
Lease liability
12,166
14,395
Accrued interest and other liabilities
26,630
13,730
Total liabilities
2,061,718
1,903,406
Commitments and contingencies (See Notes 5

and 10)
. .
STOCKHOLDERS' EQUITY:

Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
0

issued and outstanding as of September 30, 2023

and December 31, 2022
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
0

issued and outstanding as of September 30, 2023

and December 31, 2022
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
0

issued and outstanding as of September 30, 2023

and December 31, 2022
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
19,542,290

issued and
outstanding

as of September 30, 2023,
20,000,753

issued and outstanding as of December 31,

2022
19,542
20,001
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
0

issued and
outstanding as of September 30, 2023 and

December 31, 2022
- -
Additional paid-in capital on common stock
305,837
311,282
Accumulated deficit
(91,269)
(104,104)
Accumulated other comprehensive loss
(51,226)
(44,751)
Total stockholders' equity
182,884
182,428
Total liabilities and stockholders' equity $
2,244,602
$
2,085,834
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended September 30, Nine Months Ended September 30,
2023 2022 2023 2022
Interest income:

Loans, including fees
$
22,523
$
15,954
$
63,081
$
42,989

Investment securities
2,833
2,201
7,501
7,040

Interest-bearing deposits in financial institutions
1,026
322
2,459
474

Total interest income
26,382
18,477
73,041
50,503
Interest expense:

Interest-bearing checking
331
19
574
52

Money market and savings accounts
8,779
1,141
20,532
2,307

Time deposits
2,565
363
5,767
893

Federal Home Loan Bank advances and other borrowings
685
180
1,976
456

Total interest expense
12,360
1,703
28,849
3,708

Net interest income before provision for

credit losses
14,022
16,774
44,192
46,795
Provision for credit losses
653
910
892
1,615

Net interest income after provision for

credit losses
13,369
15,864
43,300
45,180
Non-interest income:

Service fees
1,329
934
3,707
2,917

(Loss) gain on sale of securities available for

sale, net
(955)
(558)
(976)
(540)

Gain on sale of loans held for sale, net
255
330
696
686

Loan settlement
- - -
161

Other non-interest income
1,532
1,083
2,650
2,127

Total non-interest income
2,161
1,789
6,077
5,351
Non-interest expense:

Salaries and employee benefits
6,066
6,075
18,325
17,863

Occupancy
1,350
1,281
3,968
3,802

Regulatory assessment and fees
365
269
1,041
708

Consulting and legal fees
513
604
1,257
1,519

Network and information technology services
481
488
1,464
1,323

Other operating expense
1,686
1,415
5,034
4,080

Total non-interest expense
10,461
10,132
31,089
29,295

Income before income tax expense
5,069
7,521
18,288
21,236
Income tax expense
1,250
1,963
4,464
5,529

Net income
$
3,819
$
5,558
$
13,824
$
15,707
Per share information:

Net income per share, basic $
0.20
$
0.28
$
0.70
$
0.79
Net income per share, diluted $
0.19
$
0.28
$
0.70
$
0.78
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

(Loss) - Unaudited
(Dollars in thousands)
Three Months Ended
September 30,
Nine Months Ended

September 30,
2023 2022 2023 2022
Net income $
3,819
$
5,558
$
13,824
$
15,707
Other comprehensive income (loss):
Unrealized loss on investment securities
(7,858)
(11,679)
(11,145)
(57,577)
Amortization of net unrealized (loss) gain on

securities transferred from
available-for-sale to held-to-maturity
64
(52)
184
(177)
Reclassification adjustment for loss included in net

income
955
558
976
540
Unrealized gain on cash flow hedge
266
-
1,312
-
Tax effect
1,666
2,832
2,198
14,528
Total other comprehensive loss, net of tax
(4,907)
(8,341)
(6,475)
(42,686)
Total comprehensive income (loss) $
(1,088)
$
(2,783)
$
7,349
$
(26,979)
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity - Unaudited
(Dollars in thousands,

except per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock Accumulated Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total

Stockholders'
Equity
Balance at July 1, 2023
19,544,777
$
19,545
$
305,547
$
(95,088)
$
(46,319)
$
183,685
Net income - - -
3,819
-
3,819
Other comprehensive loss - - - -
(4,907)
(4,907)
Restricted stock forfeiture
(2,487)
(3)
3
- - -
Stock-based compensation - -
287
- -
287
Balance at September 30, 2023
19,542,290
$
19,542
$
305,837
$
(91,269)
$
(51,226)
$
182,884
Balance at July 1, 2022
20,000,753
$
20,001
$
311,024
$
(114,096)
$
(36,861)
$
180,068
Net income - - -
5,558
-
5,558
Other comprehensive loss - - - -
(8,341)
(8,341)
Stock-based compensation - -
132
- -
132
Balance at September 30, 2022
20,000,753
$
20,001
$
311,156
$
(108,538)
$
(45,202)
$
177,417
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
13,824
-
13,824
Other comprehensive loss - - - -
(6,475)
(6,475)
Repurchase of Class A common stock
(577,603)
(577)
(6,036)
- -
(6,613)
Restricted stock issued
121,627
121
(121)
- - -
Restricted stock forfeiture
(2,487)
(3)
3
- -
Stock-based compensation - -
709
- -
709
Balance at September 30, 2023
19,542,290
$
19,542
$
305,837
$
(91,269)
$
(51,226)
$
182,884
Balance at January 1, 2022
19,991,753
19,992
310,666
(124,245)
(2,516)
203,897
Net income - - -
15,707
-
15,707
Other comprehensive loss - - - -
(42,686)
(42,686)
Exercise of stock options
9,000
9
93
102
Stock-based compensation - -
397
- -
397
Balance at September 30, 2022
20,000,753
$
20,001
$
311,156
$
(108,538)
$
(45,202)
$
177,417
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Nine Months Ended September 30,
2023 2022
Cash flows from operating activities:
Net income $
13,824
$
15,707
Adjustments to reconcile net income

to net cash provided by operating activities:

Provision for credit losses
892
1,615
Depreciation and amortization
443
530
(Accretion) amortization of premiums on securities,

net
(651)
412
Accretion of deferred loan fees, net
(236)
(1,364)
Stock-based compensation
709
397
Loss (gain) on sale of available for sale securities
976
540
Gain on sale of loans held for sale
(696)
(686)
Increase in cash surrender value of bank owned

life insurance
(775)
(794)
Bank owned life insurance enhancement
(981)
-
Decrease in deferred tax assets
4,465
5,529
Net change in operating assets and liabilities:
Accrued interest receivable
(1,374)
(593)
Other assets
(751)
(4,163)
Accrued interest and other liabilities
12,679
14,432
Net cash provided by operating activities
28,524
31,562

Cash flows from investing activities:
Purchase of investment securities held

to maturity
(86,788)
(2,432)
Proceeds from maturities and pay-downs of investment

securities held to maturity
79,085
9,689
Purchase of investment securities available

for sale
(26,792)
(49,808)
Proceeds from maturities and pay-downs of investment

securities available for sale
11,679
35,502
Proceeds from sales of investment securities

available for sale
15,409
45,647
Net increase in loans held for investment
(165,662)
(177,916)
Purchase of loans held for investment
(13,277)
(70,175)
Additions to premises and equipment
(131)
(175)
Proceeds from the sale of loans held for sale
10,715
8,641
Purchase of Bank owned life insurance
(11,100)
-
Proceeds from the redemption of Federal

Home Loan Bank stock
6,517
2,250
Purchase of Federal Home Loan Bank stock
(9,940)
(2,052)
Net cash used in investment activities
(190,285)
(200,829)
Cash flows from financing activities:
Proceeds from issuance of Class A common

stock, net
-
102
Repurchase of Class A common stock
(6,613)
-
Net increase in deposits
91,641
206,263
Proceeds from Federal Home Loan Bank advances
259,350
60,000
Repayments on Federal Home Loan Bank advances
(203,350)
(70,000)
Net cash provided by financing activities
141,028
196,365
Net increase in cash and cash equivalents
(20,733)
27,098
Cash and cash equivalents at beginning

of period
54,168
46,228
Cash and cash equivalents at end of period $
33,435
$
73,326
Supplemental disclosure of cash flow

information:

Interest paid $
27,872
$
3,675

Supplemental schedule of non-cash investing

and financing activities:
Transfer of loans held for investment to loans held

for sale
$
10,019
$
7,955
Transfer of investment securities from available-for-sale

to held-to-maturity
$
-
$
74,444
Lease liability arising from obtaining right-of-use

asset
$ - $
1,550
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
1.

SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES
Overview
USCB Financial Holdings,

Inc.,

a Florida corporation

incorporated in 2021,

is a bank

holding company with

one direct
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

Accounting Standard

Update (“ASU”)

2016-13 Financial

Instruments

-
Credit

Losses

(Topic

326):

Measurement

of

Credit

Losses

on

Financial

Instruments,

as

amended,

which

replaces

the
incurred loss methodology with an expected loss

methodology that is referred to as the

current expected credit loss (CECL)
methodology.

The measurement

of expected

credit losses

under the

CECL methodology

is applicable

to financial

assets
measured at

amortized cost,

including loan

receivables and

held-to-maturity debt

securities. It

also applies

to off-balance
sheet

credit

exposures

not

accounted

for

as

insurance

(e.g.,

loan

commitments,

standby

letters

of

credit,

financial
guarantees, and other similar

instruments) and net investments

in leases recognized by

a lessor in accordance

with Topic
842 on leases. In addition,

ASC 326 amended the accounting

for available-for-sale debt securities.

One such change is to
require credit losses to be presented as an allowance

rather than as a write-down on available-for-sale debt

securities that
management does not intend to sell or believes that

it is more likely than not they will not be required to sell.

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

Q3 2023 Form 10-Q

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

loan

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

At adoption of

CECL,
84
% or $
1.3

billion of loan

receivables were collectively

evaluated under DCF

method and
16
%
or

$
251.0

million

of

loan

receivables

were

collectively

evaluated

under

the

Remaining

Life

method.

The

remaining

$
7.9
million of loan receivables of the total loan portfolio were individually evaluated.

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

Losses”
section in Note 3 for more information on the ACL.

Trouble Debt Restructuring
In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, Financial Instruments-Credit
Losses (Topic 326): Troubled

Debt Restructurings (“TDR”) and Vintage Disclosures. The standard addresses the following:
1) eliminates

the accounting

guidance for

TDRs, require

s

an entity

to determine

whether a

modification results

in a

new
loan or

a continuation

of an

existing

loan, 2)

expands

disclosures

related to

modifications,

and 3)

requires

disclosure of
current

period

gross

write-offs

of

financing

receivables

within

the

vintage

disclosures

table

(see

Note

3).

The

Company

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q

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

corporate bonds,

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
The Company monitors

the credit

quality of held

to maturity

securities through

the use of

credit ratings.

Credit ratings
are monitored by the

Company on at

least a quarterly

basis. As of

September 30, 2023

and December 31,

2022, all held-
to-maturity securities held by the Company were rated investment grade.
At

quarter

end,

HTM

securities

included

$
187.9

million

of

U.S.

Government

and

U.S.

Agency

issued

bonds

and
mortgage-backed

securities.

Because

of

the

explicit

and/or

implicit

guarantee

on

these

bonds,

the

Company

holds
no
reserves

on these

holdings.

The remaining

portion

of

the HTM

portfolio

is made

up of

$
9.4

million

in

investment

grade
corporate bonds. The required reserve for these holdings is

determined each quarter using the model described above. For the portion of the HTM exposed to non-government

credit risk, the Company utilized the PD/LGD

methodology to estimate
a $
16

thousand ACL as of September 30, 2023. The book value for debt securities classified as HTM represents amortized cost less ACL.
The Company determined that

an ACL on its

debt securities available for

sale as of September 30,

2023 and December
31, 2022 was not required.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
The following

tables present

a summary

of the amortized

cost, unrealized

or unrecognized

gains and

losses,

and fair
value of investment securities at the dates indicated (in

thousands):

September 30, 2023
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
9,913
$
-
$
(1,888)
$
8,025
Collateralized mortgage obligations
105,547
-
(26,976)
78,571
Mortgage-backed securities - residential
66,024
-
(14,867)
51,157
Mortgage-backed securities - commercial
48,010
62
(7,508)
40,564
Municipal securities
25,024
-
(6,908)
18,116
Bank subordinated debt securities
24,417
5
(2,246)
22,176
Corporate bonds
- - - -
$
278,935
$
67
$
(60,393)
$
218,609
Held-to-maturity:

U.S. Government Agency
$
44,087
$
-
$
(7,038)
$
37,049
U.S. Treasury
19,934
-
(28)
19,906
Collateralized mortgage obligations
64,094
-
(10,308)
53,786
Mortgage-backed securities - residential
44,302
-
(6,088)
38,214
Mortgage-backed securities - commercial
15,467
-
(1,583)
13,884
Corporate bonds
9,443
-
(988)
8,455
$
197,327
$ - $
(26,033)
$
171,294
Allowance for credit losses - securities held-to-maturity
(16)
Securities held-to maturity, net of allowance for credit losses $
197,311

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
28
(7,830)
60,925
Mortgage-backed securities - residential
42,685
372
(4,574)
38,483
Mortgage-backed securities - commercial
11,442
-
(665)
10,777
Corporate bonds
11,090
-
(1,077)
10,013
$
188,699
$
425
$
(20,036)
$
169,088
During the

year ended

December 31,

2022, a

total of
26

investment securities

with an

amortized cost

basis and

fair
value

of

$
74.4

million

and

$
63.8

million,

respectively,

were

transferred

from

AFS

to

HTM.

These

securities

had

a

net
unrealized

loss of

$
10.6

million

on

the

date

of

transfer.

The

net

unrealized

loss

that

was

retained

in

accumulated

other
comprehensive income (“AOCI”) is being amortized over the remaining life of the securities. For the three and nine months
ended September 30,

2023, total amortization

out of AOCI for

net unrealized losses

on securities transferred

from AFS to
HTM was

$
64

thousand and

$
184

thousand, respectively.

The unamortized

net unrealized

loss on

September 30,

2023,
was $
9.6

million. There were
no

securities transferred from AFS

to HTM during

the nine months

ended September 30,

2023.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
Gains

and

losses

on

the

sale

of

securities

are

recorded

on

the

trade

date

and

are

determined

on

the

specific
identification basis. The following table presents the proceeds, realized gross gains and realized gross losses on sales and calls of AFS debt securities for the three and nine months

ended September 30, 2023 and 2022 (in thousands):

Three Months Ended September 30, Nine Months Ended September 30,
Available-for-sale: 2023 2022 2023 2022
Proceeds from sale and call of securities
$
6,792
$
13,809
$
15,409
$
45,647
Gross gains
$ - $
2
$
3
$
218
Gross losses
(955)
(560)
(979)
(758)
Net realized (loss) gain
$
(955)
$
(558)
$
(976)
$
(540)
The amortized

cost

and

fair

value of

investment

securities,

by contractual

maturity,

are shown

below

as of

the date
indicated (in thousands).

Actual maturities may

differ from contractual

maturities because borrowers

may have the right

to
call or prepay

obligations with or

without call or

prepayment penalties. Securities not

due at a

single maturity date are

shown
separately.

Available-for-sale Held-to-maturity
September 30, 2023:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$ - $ - $
19,934
$
19,906
Due after one year through five years
6,000
5,977
9,443
8,455
Due after five years through ten years
22,059
18,919
- -
Due after ten years
21,382
15,396
- -
U.S. Government Agency
9,913
8,025
44,087
37,049
Collateralized mortgage obligations
105,547
78,571
64,094
53,786
Mortgage-backed securities - residential
66,024
51,157
44,302
38,214
Mortgage-backed securities - commercial
48,010
40,564
15,467
13,884
$
278,935
$
218,609
$
197,327
$
171,294
At September 30,

2023, there

were no

securities held

in the

portfolio from

any one

issuer in

an amount

greater than
10%

of

total

stockholders’

equity

other

than

the

United

States

Government

and

Government

Agency

securities.

All

the
collateralized

mortgage

obligations

and

mortgage-backed

securities

are

issued

by

United

States

sponsored

entities

at
September 30, 2023 and December 31, 2022.
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):

September 30, 2023
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$ - -
45,075
(10,184)
$
45,075
$
(10,184)
U.S. Treasury
19,906
(28)
- -
19,906
(28)
Collateralized mortgage obligations
- -
132,357
(41,869)
132,357
(41,869)
Mortgage-backed securities - residential
5,362
(237)
84,009
(23,353)
89,371
(23,590)
Mortgage-backed securities - commercial
20,006
(917)
32,923
(9,656)
52,929
(10,573)
Municipal securities
- -
18,116
(6,908)
18,116
(6,908)
Bank subordinated debt securities
9,611
(304)
11,560
(1,941)
21,171
(2,245)
Corporate bonds
- -
8,454
(631)
8,454
(631)
$
54,885
$
(1,486)
$
332,494
$
(94,542)
$
387,379
$
(96,028)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q

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

September 30,

2023,

the unrealized

losses

associated

with

$
128.5

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

September

30,

2023,

the

Company

had

$
67.3

million

of

unrealized

losses

on

mortgage-backed

securities

and
collateralized

mortgage

obligations

of

government

sponsored

entities

having

a

fair

value

of

$
276.2

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

securities.
At September 30, 2023, the Company does not intend to sell debt securities that are in an unrealized loss position and
it is not more than likely than not that the Company will be required to sell these securities before recovery of the amortized
cost basis. Therefore, management

does not consider any investment

to be other than temporarily

impaired at September
30, 2023.
Pledged Securities
The Company

maintains a

master repurchase

agreement with

a public

banking institution

for up

to $
20.0

million fully
guaranteed with investment

securities upon withdrawal.

Any amounts borrowed

would be at a

variable interest rate

based
on prevailing rates

at the time

funding is

requested. As

of September 30,

2023, the

Company did
no
t have

any securities
pledged under this agreement.
The Bank is a Qualified Public Depository

(“QPD”) with the State of Florida. As a QPD, the Bank has the legal authority
to

maintain

public

deposits

from

cities,

municipalities,

and

the

State

of

Florida.

These

public

deposits

are

secured

by
securities

pledged

to

the

State

of

Florida

at

a

ratio

of
25
%

of

the

outstanding

uninsured

deposits.

The

Bank

must

also
maintain a minimum amount of pledged securities to be in the public funds program.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
As

of

September 30,

2023,

the

Bank

had

a

total

of

$
212.3

million

in

deposits

under

the

public

funds

program

and
pledged to the State

of Florida for these public

funds were
twenty-seven

bonds with an aggregate fair

value of $
82.6

million.
As of

December 31, 2022, the

Bank had

a total

of $
204.2

million in

deposits under the

public funds program

and pledged
to the State of Florida for these public funds were
eighteen

corporate bonds with an aggregate fair value of $
49.0

million.

The Board

of Governors

of the

Federal Reserve

System, on

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
The Company had
no

borrowing under the BTFP

program as of September

30, 2023, and had

pledged $
134.4

million
in securities measured at par to the Federal Reserve

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

September 30, 2023 December 31, 2022
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
188,880
11.3
% $
185,636
12.3
%
Commercial Real Estate
1,005,280
60.0
%
970,410
64.4
%
Commercial and Industrial
212,975
12.7
%
126,984
8.4
%
Foreign Banks
94,640
5.7
%
93,769
6.2
%
Consumer and Other
173,096
10.3
%
130,429
8.7
%
Total

gross loans
1,674,871
100.0
%
1,507,228
100.0
%
Plus: Deferred fees (cost)
1,649

110
Total

loans net of deferred fees (cost)
1,676,520
1,507,338
Less: Allowance for credit losses
19,493
17,487
Total

net loans
$
1,657,027
$
1,489,851
At September 30, 2023

and December 31, 2022,

the Company had

$
556.1

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

PPP loans totaling $
295

thousand
at September 30, 2023 and $
1.3

million at December 31, 2022, which are categorized

as commercial and industrial loans.

The Company recognized

$
6

thousand and $
1.6

million in PPP

loan fees and

interest income

during the nine

months
ended September 30, 2023

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

Q3 2023 Form 10-Q
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

.
Qualitative factors (“Q-Factors”) used in the ACL methodology include:
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

and nine months

ended September 30,

2023, was estimated

under the CECL

methodology,

and for
all periods in 2022, it was estimated under the incurred

loss model.
Changes in the

allowance for credit

losses for the

three and nine

months ended September

30, 2023 and

2022

were
as follows (in thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Foreign
Banks
Consumer
and Other Total
Three Months Ended September 30, 2023
Beginning balance
$
2,673
$
10,183
$
2,500
$
677
$
2,782
$
18,815
Provision for credit losses
(1)
(162)
(84)
738
73
108
673
Recoveries
- -
8
- -
8
Charge-offs
- - - -
(3)
(3)
Ending Balance
$
2,511
$
10,099
$
3,246
$
750
$
2,887
$
19,493
Nine Months Ended September 30, 2023
Beginning balance
$
1,352
$
10,143
$
4,163
$
720
$
1,109
$
17,487
Cumulative effect of adoption of accounting
principle (2)
1,238
1,105
(2,158)
23
858
1,066
Provision for credit losses
(3)
(89)
(1,149)
1,181
7
965
915
Recoveries
10
-
60
-
3
73
Charge-offs
- - - -
(48)
(48)
Ending Balance
$
2,511
$
10,099
$
3,246
$
750
$
2,887
$
19,493
(1) Provision for credit losses excludes $
17

thousand release due to unfunded commitments included in other liabilities and $
3
thousand release due to investment securities held to maturity.
(2) Impact of CECL adoption on January 1, 2023
(3) Provision for credit losses excludes $
39

thousand release due to unfunded commitments included in other liabilities and $

thousand expense due to investment securities held to maturity.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
Three Months Ended September 30, 2022
Beginning balance
$
2,366
$
9,290
$
2,671
$
651
$
808
$
15,786
Provision for credit losses
(1,009)
695
1,126
74
24
910
Recoveries
1
- - - -
1
Charge-offs
- -
(88)
-
(5)
(93)
Ending Balance
$
1,358
$
9,985
$
3,709
$
725
$
827
$
16,604
Nine Months Ended September 30, 2022
Beginning balance
$
2,498
$
8,758
$
2,775
$
457
$
569
$
15,057
Provision for credit losses
(1,157)
1,227
1,011
268
266
1,615
Recoveries
33
-
11
-
3
47
Charge-offs
(16)
-
(88)
-
(11)
(115)
Ending Balance
$
1,358
$
9,985
$
3,709
$
725
$
827
$
16,604
At

September

30,

2023

the

ACL,

under

the

CECL

methodology,

was

$
19.5

million

compared

to

$
17.5

million

at
December 31,

2022, under

the incurred

loss

methodology.

The increase

of $
2.0

million was

composed of

a $
1.1

million
impact of adoption of the ASU 2016-13 on loan receivables, a $
915

thousand increase in the ACL for loan receivables due
to loan growth and to net charge-offs.

The

Company

had

charge

offs

totaling

$
3

thousand

for

the

quarter

ended

September

30,

2023

related

to

loans
originated in

2023. The

Company had

charge offs

totaling $
48

thousand for

the nine

months ended

September 30,

2023
related to loans. $
27

thousand was related to loans originated

in 2023 and $
21

thousand of charge offs was related to

loans
originated in 2015.
The Company

had

charge

offs

totaling

$
115.0

thousand

for

the

nine

months

ended

September

30,

2022,

on

loans.
$
15.6

thousand

and $
87.7

thousand of

charge offs

related to

loans that

were originated

in 2004

and 2019,

respectively.
$
10.9

thousand of charge offs related to loans that

were originated in 2022.
The

Federal

Open

Market

Committee

(“FOMC”)

economic

forecasts

as

of

September

30,

2023,

showed

moderate
improvements in unemployment and a slower real GDP growth.

Fannie Mae HPI forecast reflected important improvement
in national housing prices over the next four quarters.

The Company continued

to adjust the HPI index effect on 1-4 Family
loan portfolio with a qualitative

factor because Florida

housing prices are performing

better than national levels.

Q-Factors
were reviewed and updated; maximum loss calculations are based on refreshed stress test and risk statuses were updated
based on portfolio and external developments during the third quarter.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
The ACL and

the outstanding balances

in the specified

loan categories

as of September

30, 2023 and

December 31,
2022 are as follows (in thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
September 30, 2023:
Allowance for credit losses:
Individually evaluated for impairment
$
146
$ - $
135
$ - $ - $
281
Collectively evaluated for impairment
2,365
10,099
3,111
750
2,887
19,212
Balances, end of period
$
2,511
$
10,099
$
3,246
$
750
$
2,887
$
19,493
Loans:

Individually evaluated for impairment
$
6,749
$ - $
869
$ - $ - $
7,618
Collectively evaluated for impairment
182,131
1,005,280
212,106
94,640
173,096
1,667,253
Balances, end of period
$
188,880
$
1,005,280
$
212,975
$
94,640
$
173,096
$
1,674,871

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

Q3 2023 Form 10-Q
Loan credit exposures by internally assigned grades are

presented below for the periods indicated (in thousands):

As of September 30, 2023
Term Loans by Origination Year
Revolving
Loans Total 2023 2022 2021 2020 2019 Prior
Residential real estate
Pass
$
17,760
$
36,828
$
26,315
$
6,527
$
9,749
$
83,244
$
8,457
$
188,880
Total
17,760
36,828
26,315
6,527
9,749
83,244
8,457
188,880
Commercial real estate
Pass
78,285
340,524
210,028
104,816
79,129
186,669
3,314
1,002,765
Substandard
- -
1,818
697
- - -
2,515
Total
78,285
340,524
211,846
105,513
79,129
186,669
3,314
1,005,280
Commercial and
industrial
Pass
92,156
38,012
34,581
7,141
14,001
3,483
21,617
210,991
Substandard
- -
340
-
1,344
-
300
1,984
Total
92,156
38,012
34,921
7,141
15,345
3,483
21,917
212,975
Foreign banks
Pass
93,515
1,125
- - - - -
94,640
Total
93,515
1,125
- - - - -
94,640
Consumer and other
loans
Pass
50,027
74,961
44,249
717
529
1,396
1,217
173,096
Substandard
- - - - - - - -
Total
50,027
74,961
44,249
717
529
1,396
1,217
173,096
Total

Loans
Pass
331,743
491,450
315,173
119,201
103,408
274,792
34,605
1,670,372
Special Mention
- - - - - - - -
Substandard
- -
2,158
697
1,344
-
300
4,499
Doubtful
- - - - - - - -
Total
$
331,743
$
491,450
$
317,331
$
119,898
$
104,752
$
274,792
$
34,905
$
1,674,871

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q

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

Q3 2023 Form 10-Q
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The following

tables include

an aging

analysis of

accruing loans

and total

non-accruing

loans as

of September 30,

2023
and December 31, 2022 (in thousands):

Accruing
As of September 30, 2023 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
491
$ - $ - $
491
$ - $
491
1-4 family residential
138,069
- -
138,069
-
138,069
Condo residential
49,949
371
-
50,320
-
50,320
188,509
371
-
188,880
-
188,880
Commercial real estate:
Land and construction
30,717
- -
30,717
-
30,717
Multi-family residential
177,573
- -
177,573
-
177,573
Condo commercial
58,100
- -
58,100
-
58,100
Commercial property
738,849
- -
738,849
-
738,849
Leasehold improvements
41
- -
41
-
41
1,005,280
- -
1,005,280
-
1,005,280
Commercial and industrial:
Secured
194,119
- -
194,119
479
194,598
Unsecured
18,377
- -
18,377
-
18,377
212,496
- -
212,496
479
212,975
Foreign banks
94,640
- -
94,640
-
94,640
Consumer and other
173,096
- -
173,096
-
173,096
Total
$
1,674,021
$
371
$ - $
1,674,392
$
479
$
1,674,871

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q

Accruing
As of December 31, 2022: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
623
$ - $ - $
623
$ - $
623
1-4 family residential
131,120
1,058
-
132,178
-
132,178
Condo residential
50,310
2,525
-
52,835
-
52,835
182,053
3,583
-
185,636
-
185,636
Commercial real estate:
Land and construction
38,687
- -
38,687
-
38,687
Multi-family residential
176,820
- -
176,820
-
176,820
Condo commercial
49,994
- -
49,994
-
49,994
Commercial property
704,884
25
-
704,909
-
704,909
Leasehold improvements
- - - - - -
970,385
25
-
970,410
-
970,410
Commercial and industrial:

Secured
121,649
31
-
121,680
-
121,680
Unsecured
4,332
972
-
5,304
-
5,304
125,981
1,003
-
126,984
-
126,984

Foreign banks
93,769
- -
93,769
-
93,769
Consumer and other
130,169
260
-
130,429
-
130,429
Total
$
1,502,357
$
4,871
$ - $
1,507,228
$
-
$
1,507,228
Non-accrual Status

The following table

includes the amortized

cost basis of

loans on non-accrual

status and loans

past due over

90 days
and still accruing as of September 30, 2023 (in thousands):

September 30, 2023
Nonaccrual
Loans With No
Related
Allowance
Nonaccrual
Loans With
Related
Allowance
Total Non-
accruals
Loans Past
Due Over 90
Days and Still
Accruing
Residential real estate
$ - $ - $ - $ -
Commercial real estate
- - - -
Commercial and industrial
-
479
479
-
Consumer and other
- - - -
$ - $
479
$
479
$ -
The Company did
no
t have loans in nonaccrual status as of December

31, 2022.
Accrued interest

receivable is

excluded from

the estimate

of credit

losses. There

was
no

interest income

recognized
attributable to non-accrual

loans outstanding during

the three months

ended September 30, 2023 and

2022. Interest income
on these loans for

the three months

ended September 30,

2023 and 2022,

would have been

approximately $
12

thousand
and $
0

thousand, respectively, had these loans performed in accordance with their original terms. Interest income on these loans

for the

nine months

ended September

30,

2023 and

2022, would

have been

approximately

$
28

thousand

and

$
0
thousand, respectively,

had these loans performed in accordance with their

original terms.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
Collateral-Dependent Loans
A

loan

is

collateral

dependent

when

the

borrower

is

experiencing

financial

difficulty

and

repayment

of

the

loan

is
expected to

be provided

substantially through

the sale

or operation

of the

collateral. There

were
no

collateral dependent
loans as of September 30, 2023, or as of December 31,

2022.

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

fees.

The following table

presents the average

recorded investment

balance on impaired

loans for

the periods indicated

(in
thousands):

Three Months Ended September 30, 2022 Nine Months Ended September 30, 2022
Residential real estate
$
7,282
$
7,732
Commercial real estate
590
619
Commercial and industrial
95
116
Consumer and other
207
214
Total
$
8,174
$
8,681
Interest income recognized on impaired loans for

the three months ended September 30, 2022

was $
90

thousand and
for the nine months ended September 30, 2022 was $
271

thousand.
Loan Modifications to Borrowers Experiencing Financial

Difficulties

The following

table present

newly restructured

loans, by

type of

modification, which

occurred during

the nine

months
ended September 30, 2023 (in thousands):

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
$
350

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
The Company had
no

new modifications and
one

new modifications to

borrowers experiencing financial

difficulties for
the

three

and

nine

months

ended

September

30,

2023,

respectively.

There

were
no

existing

loan

modifications

that
subsequently defaulted during the three and nine months

ended September 30, 2023.
4.

INCOME TAXES

The Company’s provision for income taxes is presented

in the following table for the dates indicated (in thousands):

Nine Months Ended September 30,
2023 2022
Current:
Federal
$ - $ -
State
- -
Total

current
- -
Deferred:
Federal
3,510
4,342
State
954
1,187
Total

deferred
4,464
5,529
Total

tax expense
$
4,464
$
5,529
The actual income tax expense for the nine months

ended September 30, 2023 and 2022 differs

from the statutory tax
expense

for the

period (computed

by applying

the

U.S.

federal

corporate

tax rate

of
21
%

for

2023 and

2022 to

income
before provision for income taxes) as follows (in thousands):

Nine Months Ended September 30,
2023 2022
Federal taxes at statutory rate
$
3,840
$
4,460
State income taxes, net of federal tax benefit
795
923
Bank owned life insurance
(171)
(202)
Other, net
-
348
Total

tax expense
$
4,464
$
5,529
The Company’s deferred tax assets and deferred

tax liabilities as of the dates indicated were (in thousands):

September 30, 2023 December 31, 2022
Deferred tax assets:
Net operating loss
$
17,588
$
21,720
Allowance for credit losses
4,670
4,432
Lease liability
3,084
3,648
Unrealized losses on available for sale securities
17,723
15,193
Depreciable property
192
158
Equity compensation
554
373
Accruals
411
723
CECL Adoption
336
-
Deferred tax assets:
44,558
46,247
Deferred tax liability:
Deferred loan cost
(418)
(28)
Lease right of use asset
(3,084)
(3,648)
Deferred expenses
(189)
(175)
Cash flow hedge
(332)
-
Other, net
(105)
(36)
Deferred tax liability
(4,128)
(3,887)
Net deferred tax assets
$
40,430
$
42,360

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
The Company

has

approximately

$
65.5

million

of federal

and

$
88.2

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
For the three and nine months ended September 30, 2023 and 2022, the Company did
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
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023 December 31, 2022
Commitments to grant loans and unfunded lines of credit
$
100,661
$
95,461
Standby and commercial letters of credit
6,490
4,320
Total
$
107,151
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
6.

DERIVATIVES

The Company utilizes interest rate swap agreements

as part of its asset-liability management strategy to help

manage
its interest rate

risk exposure. The notional

amount of the interest

rate swaps does not

represent actual amounts exchanged
by the

parties.

The amounts

exchanged

are determined

by reference

to the

notional amount

and the

other

terms

of the
individual interest rate swap agreements.

Interest Rate Swaps Designated as a Cash Flow Hedge

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
As of September 30,

2023, the Company

had
two

interest rate swap agreements

with a notional aggregate

amount of
$
50

million that were designated as cash flow hedges of certificates of deposit. The interest rate swap agreements have an average

maturity

of
2.63

years,

the

weighted

average

fixed

rate

paid

is
3.59
%,

with

the

weighted

average

3-month
compound SOFR being received. The Company had
no

cash flow hedges outstanding on December 31,

2022.

The

changes

in

fair

value

on

these

interest

rate

swaps

are

recorded

in

other

assets

or

other

liabilities

with

a
corresponding recognition

in other comprehensive

income (loss)

and subsequently reclassified

to earnings when

gains or
losses are realized.
Interest Rate Swaps Designated as Fair Value

Hedge
As of September 30, 2023,

the Company had four interest

rate swap agreements with a

notional aggregate amount of
$
200

million

that

were

designated

as

fair

value

hedges

on

loans.

The

interest

rate

swap

agreements

have

an

average
maturity of
2.48

years, the weighted average fixed rate paid

is
4.74
%, with the weighted average 3-month compound SOFR
being received.
Interest Rate Swaps
The Company enters into interest rate swaps with its loan customers. The Company had
20

and
15

interest rate swaps
with

loan

customers

with

an

aggregate

notional

amount

of

$
46.7

million

and

$
33.9

million

at

September 30,

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
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
September 30, 2023:
Derivatives designated as hedging instruments:
Interest rate swaps
$
250,000
-
Other assets
$
1,450
$
294
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
46,717
$
1,297
Other assets/Other liabilities
$
5,623
$
5,623
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

Q3 2023 Form 10-Q
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
The

following

table

represents

the

Company's

assets

and

liabilities

measured

at

fair

value

on

a

recurring

basis

at
September 30, 2023 and December 31, 2022 for each

of the fair value hierarchy levels (in thousands):

September 30, 2023 December 31, 2022
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
8,025
$ - $
8,025
$ - $
8,655
$ - $
8,655
Collateralized mortgage obligations
-
78,571
-
78,571
-
95,541
-
95,541
Mortgage-backed securities - residential
-
51,157
-
51,157
-
60,879
-
60,879
Mortgage-backed securities - commercial
-
40,564
-
40,564
-
27,954
-
27,954
Municipal securities
-
18,116
-
18,116
-
18,483
-
18,483
Bank subordinated debt securities
-
22,176
-
22,176
-
14,919
-
14,919
Corporate bonds
- - - - -
3,709
-
3,709
Total
-
218,609
-
218,609
-
230,140
-
230,140
Derivative assets
-
7,073
-
7,073
-
5,011
-
5,011
Total assets at fair value
$ - $
225,682
$ - $
225,682
$ - $
235,151
$ - $
235,151
Derivative liabilities $ - $
5,917
$ - $
5,917
$ - $
5,011
$ - $
5,011
Total liabilities at fair value
$ - $
5,917
$ - $
5,917
$ - $
5,011
$ - $
5,011
Items Measured at Fair Value

on a Non-recurring Basis

Individually Evaluated

Loans and

Impaired Loans:
ASC 326

eliminates the

current accounting

model for

impaired
loans

effective

as

of

January

1,

2023.

At

December 31,

2022,

in

accordance

with

provisions

of

the

loan

impairment
guidance,

individual

loans

with

a

carrying

amount

of

approximately

$
3.9

million

were

written

down

to

their

fair

value

of
approximately $
3.6

million, resulting

in an

impairment charge

of $
294

thousand,

which was

included in

the allowance

for
credit losses at December 31,

2022. Loans subject to write-downs,

or impaired loans, are

estimated using the present

value
of expected cash

flows or the

appraised value

of the underlying

collateral discounted

as necessary

due to management's
estimates of changes in economic conditions and are

considered a Level 3 valuation.
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
September 30, 2023:
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
$
3,639

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
There

were
no

financial

liabilities

measured

at

fair

value

on

a

non-recurring

basis

at

September 30,

2023

and
December 31, 2022.
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments

not carried at fair
value as of September 30, 2023 and December 31, 2022

(in thousands):

Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
September 30, 2023:
Financial Assets:
Cash and due from banks
$
5,074
$
5,074
$ - $ - $
5,074
Interest-bearing deposits in banks
$
28,361
$
28,361
$ - $ - $
28,361
Investment securities held to maturity, net
$
197,311
$ - $
171,294
$ - $
171,294
Loans held for investment, net
$
1,657,027
$ - $ - $
1,606,440
$
1,606,440
Accrued interest receivable
$
8,920
$ - $
1,476
$
7,444
$
8,920
Financial Liabilities:
Demand deposits
$
573,546
$
573,546
$ - $ - $
573,546
Money market and savings accounts
$
1,016,564
$
1,016,564
$ - $ - $
1,016,564
Interest-bearing checking accounts
$
46,537
$
46,537
$ - $ - $
46,537
Time deposits
$
284,275
$ - $ - $
282,062
$
282,062
FHLB advances
$
102,000
$ - $
98,718
$ - $
98,718
Accrued interest payable
$
1,206
$ - $
469
$
737
$
1,206
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

A common stock

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

Q3 2023 Form 10-Q
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
In March 2023, the

Company issued
121,627

shares of Class A

common stock to employees and

directors as restricted
stock awards pursuant to the Company’s 2015 equity incentive plan. There were no

stock awards issued during the quarter
ended September 30, 2023 nor during the three and nine

months ended September 30, 2022.

During the

nine months

ended September

30, 2023

the Company

repurchased
577,603

shares

of Class

A common
stock

at

a

weighted

average

price

per

share

of

$
9.77
.

The

aggregate

purchase

price

for

these

transactions

was
approximately

$
6.6

million,

including

transaction

costs.

These

repurchases

were

made

through

open

market

purchases
pursuant to the Company’s publicly announced repurchase program.
No

shares were repurchased during the three months
ended

September

30,

2023. As

of

September

30,

2023,
172,397

shares

remained

authorized

for

repurchase

under

this
program.
Shares of the Company’s Class A common stock issued and outstanding as of September 30, 2023 and December 31,
2022 were
19,542,290

and
20,000,753
, respectively.

Dividends
Declaration of dividends by the Board is required before dividend payments are made.
No

dividends were approved by
the Board for

the common stock classes

for the three

months ended September 30, 2023

and 2022. Additionally, there were
no

dividends declared and unpaid as of September 30,

2023 and 2022.
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

above

“well-capitalized”
guidelines as of September 30, 2023

and December 31, 2022. At September 30, 2023, the

total risk-based capital ratios for
the Company and the Bank were
13.10
% and
13.06
%, respectively.
9.

EARNINGS PER SHARE
Earnings

per

share

(“EPS”)

for

common

stock

is

calculated

using

the

two-class

method

required

for

participating
securities. Basic EPS

is calculated by

dividing net income

(loss) available to

common shareholders by

the weighted-average
number of common shares outstanding for

the period, without consideration for common

stock equivalents. Diluted EPS is
computed by

dividing net

income (loss)

available to

common share

holders by

the weighted

-average

number of

common
shares outstanding for

the period and

the weighted-average number

of dilutive common

stock equivalents outstanding

for
the period determined using the treasury-stock method. For

purposes of this calculation, common stock equivalents

include
common stock options and are only included in the calculation of diluted EPS when their effect is dilutive.

The

following

table

reflects

the

calculation

of

net

income

available

to

common

shareholders

for

the

three

and

nine
months ended September 30, 2023 and 2022 (in thousands):

Three Months Ended
September 30,
Nine Months Ended

September 30,
2023 2022 2023 2022
Net Income
$
3,819
$
5,558
$
13,824
$
15,707
Net income available to common shareholders
$
3,819
$
5,558
$
13,824
$
15,707

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
The following table reflects the calculation of basic and diluted earnings per common share class for the three and nine months ended September 30, 2023 and 2022 (in thousands,

except per share amounts):

Three Months Ended September 30,
2023 2022
Class A Class A
Basic EPS
Numerator:
Net income available to common shares

$
3,819
$
5,558
Denominator:
Weighted average shares outstanding
19,542,723
20,000,753
Earnings per share, basic $
0.20
$
0.28
Diluted EPS
Numerator:
Net income available to common shares $
3,819
$
5,558
Denominator:
Weighted average shares outstanding for basic EPS
19,542,723
20,000,753
Add: Dilutive effects of assumed exercises of stock options
69,174
147,455
Weighted avg. shares including dilutive potential common shares
19,611,897
20,148,208
Earnings per share, diluted $
0.19
$
0.28
Anti-dilutive stock options excluded from diluted EPS
720,500
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

Nine Months Ended September 30,
2023 2022
Class A Class A
Basic EPS
Numerator:
Net income available to common shares
$
13,824
$
15,707
Denominator:
Weighted average shares outstanding
19,661,685
19,998,841
Earnings per share, basic
$
0.70
$
0.79
Diluted EPS
Numerator:
Net income available to common shares
$
13,824
$
15,707
Denominator:
Weighted average shares outstanding for basic EPS
19,661,685
19,998,841
Add: Dilutive effects of assumed exercises of stock options
67,496
179,248
Weighted avg. shares including dilutive potential common shares
19,729,181
20,178,089
Earnings per share, diluted
$
0.70
$
0.78
Anti-dilutive stock options excluded from diluted EPS
720,500
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

Q3 2023 Form 10-Q
10.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise in

the ordinary

course of

business. In

the opinion

of
management, none

of these

actions, either

individually or

in the aggregate,

is expected to

have a

material adverse

effect
on the Company’s Consolidated Financial Statements.
As previously

disclosed, on

July 13, 2023,
three

individual shareholders

(“The Plaintiffs”)

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

Q3 2023 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The

following

discussion

and

analysis

is

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition

and

results

of

operations

of the

Company

and the

Bank,

its wholly

owned

subsidiary,

for

the quarter

and nine
months ended

September 30, 2023. This

discussion and analysis

is best

read in

conjunction with

the unaudited consolidated
financial statements

and related

footnotes included

in this Quarterly

Report on

Form 10-Q

(“Form 10-Q”)

and the

audited
consolidated

financial

statements

and

related footnotes

included in

the Annual

Report

on Form

10-K/A (“2022

Form 10-
K/A”) filed with the Securities and Exchange Commission (“SEC”)

for the year ended December 31, 2022.
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
This Form 10-Q contains

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

lack

of

a

significantly

diversified

loan

portfolio

and

the

concentration

in

the

South

Florida

market,

including

the

risks

of
geographic, depositor,

and industry

concentrations, including

our concentration

in loans

secured by

real estate,

in particular,
commercial real estate;
•

the effects of climate change;
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

rate spread

and net
interest margin;
•

the loss of key employees;
•

the effectiveness of

our risk management strategies,

including operational risks,

including, but not limited

to, client, employee,
or third-party fraud and security breaches; and
•

other risks

described in

this Form

10-Q, the

2022 Form

10-K/A and

other filings

we make

with the

Securities and

Exchange
Commission (“SEC”).

All

forward-looking

statements

are

necessarily

only

estimates

of

future

results,

and

there

can

be

no

assurance

that
actual results will

not differ

materially from expectations.

Therefore, you are

cautioned not to

place undue reliance

on any

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
forward-looking statements.

Further,

forward-looking statements

included in

this Form

10-Q are

made only

as of the

date
hereof, and we undertake

no obligation to update

or revise any forward-looking

statement to reflect events

or circumstances
after the date on which the statements are made or to reflect the occurrence of unanticipated events, unless required to do
so under the federal securities laws. You should also review the risk factors described in the reports the Company has filed or will file with the SEC.
Overview
The Company

reported net

income of

$3.8 million

or $0.19

per diluted

share of

common stock

for the

three

months
ended

September 30,

2023

compared

to

$5.6

million

or

$0.28

per

diluted

share

of

common

stock

for

the

three

months
ended September

30, 2022.

Net income

for the

nine months

ended September

30, 2023

was $13.8

million or

$0.70 per
diluted share of common stock

compared to $15.7 million

or $0.78 per diluted

share of common stock

for the same period
in 2022.
No shares

were repurchased

during the

third

quarter 2023.

Year-to-date, the

Company

has repurchased

577,603 of
Class A

common stock shares at

a weighted average price

per share of

$9.77. These repurchases were

made through open
market purchases pursuant to

the Company’s publicly announced repurchase

program. As of

September 30, 2023, 172,397
shares remained authorized for repurchase under this

program.
In evaluating our financial

performance, the Company

considers the level of

and trends in net

interest income, the

net
interest margin, the cost of deposits, levels

and composition of non-interest income and non-interest expense, performance ratios, asset quality ratios, regulatory capital ratios, and any significant event or transaction.
Unless

otherwise

stated,

all

period

comparisons

in

the

bullet

points

below

are

calculated

for

the

quarter

ended
September 30, 2023 compared

to the quarter

ended September 30, 2022

and to

December 31, 2022,

and annualized where
appropriate:
•

Net interest income

for the three

months ended September

30, 2023 decreased

$2.8 million or

16.4% to $14.0 million

from $16.8
million

for

the

quarter

ended

September 30,

2022.

Net

interest

income

for

the

nine

months

ended

in

September

30,

2023
decreased $2.6 million or 5.6% to $44.2 million compared to the same period ended September 30, 2022.
•

Net interest margin

(“NIM”) was 2.60%

for the three

months ended September

30, 2023 compared

to 3.47% for

the three months
ended September 30, 2022.

NIM was 2.84% for

the nine months ended

in September 30, 2023

compared to 3.36% for

the same
period in 2022.

•

Total assets were $2.2 billion at September 30,

2023, representing an increase of $207.1 million or 10.2%

from September 30,
2022 and an increase of $158.8 million or 10.2% annualized from December 31, 2022.

•

Total loans were

$1.7 billion at

September 30, 2023,

representing an increase

of $245.0 million

or 17.1% from

September 30,
2022 and an increase of $169.2 million or 15.0% annualized from December 31, 2022.
•

Total deposits were $1.9 billion at September 30, 2023, representing an increase of $124.3 million or 6.9% from September 30,
2022 and an increase of $91.6 million or 6.7% annualized from December 31, 2022.

•

Annualized return on average assets for the quarter ended September 30, 2023 was 0.67% compared to 1.09% for the quarter ended September 30, 2022.

•

Annualized return on average stockholders’ equity for the quarter ended September 30, 2023 was 8.19% compared

to 11.90%
for quarter ended September 30, 2022.

•

The ACL to total loans was

1.16% at both

September 30, 2023 and December

31, 2022. ACL was calculated under

the CECL
methodology for three and nine months ended September 30, 2023 and the incurred loss methodology for all periods in 2022.
•

Non-performing loans to total loans was 0.03% at September 30, 2023 compared to 0.00% at December 31, 2022.

•

At September 30, 2023,

the total risk-based

capital ratios for

the Company and

the Bank were

13.10% and 13.06%,

respectively.
•

Tangible book value

per common share

(a non-GAAP financial

measurement) of $9.36

as of September

30, 2023 was

negatively
affected by

$2.62 due

to accumulated

comprehensive loss

of $51.2

million at

September 30,

2023. At

September 30,

2022,
tangible

book

value

of

$8.87

per

common

share

was

negatively

affected

by

$2.26

due

to

$45.2

million

accumulated

other
comprehensive loss.

See “Reconciliation and Management Explanation for Non-GAAP Financial Measures” for a reconciliation of this non-GAAP financial measure.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
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
Management has presented the application of these policies

to the Audit and Risk Committee of our Board of

Directors.

Allowance for Credit Losses
On

January

1,

2023,

the

Company

adopted

ASU

2016-13

Financial

Instruments

-

Credit

Losses

(Topic

326):
Measurement of Credit Losses

on Financial Instruments,

as amended, which replaces

the incurred loss methodology

with
an

expected

loss

methodology

that

is

referred

to

as

the

current

expected

credit

loss

(CECL)

methodology.

See

Note

1
“Summary of Significant Accounting Policies” in Item 1

of Part I of this

Form 10-Q for more information on the

adoption ASC
326 and the allowance for credit losses.

Our ACL

included residential

loans. To

assess the

potential impact

of changes

in qualitative

factors related

to these
loans,

management

performed

a sensitivity

analysis.

The Company

evaluated

the

impact

of the

HPI

used

in calculating
expected losses on the residential loan segment. As of September 30, 2023, for every 100 basis points increase in the HPI index, the forecast reduces

reserves

by approximately $217

thousand and about 1

basis point to

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

Q3 2023 Form 10-Q
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
(in thousands, except ratios):
September 30, 2023 December 31, 2022
Consolidated Balance Sheets:
Total

assets
$ 2,244,602 $ 2,085,834
Total

loans
(1)
$ 1,676,520 $ 1,507,338
Total

deposits
$ 1,920,922 $ 1,829,281
Total

stockholders' equity
$ 182,884 $ 182,428
(1)

Loan amounts include deferred fees/costs.
Three Months Ended September 30, Nine Months Ended September 30,
2023 2022 2023 2022
Consolidated Statements of Operations:
Net interest income before provision for credit losses $ 14,022 $ 16,774 $ 44,192 $ 46,795
Total

non-interest income
$ 2,161 $ 1,789 $ 6,077 $ 5,351
Total

non-interest expense
$ 10,461 $ 10,132 $ 31,089 $ 29,295
Net income

$ 3,819 $ 5,558 $ 13,824 $ 15,707
Profitability:
Efficiency ratio 64.64% 54.58% 61.85% 56.18%
Net interest margin 2.60% 3.47% 2.84% 3.36%
The Company’s results

of operations

depend substantially on

net interest income

and non-interest income.

Other factors
contributing to

the results

of operations

include our

provision for

credit losses,

the level

of non-interest

expense, and

the
provision for income taxes.
Three months ended September 30, 2023 compared to the

three months ended September 30, 2022

Net income decreased

to $3.8 million

for the three

months ended September

30, 2023 from

$5.6 million for

the same
period in 2022 mainly due to higher weighted average

deposit costs.

Nine months ended September 30, 2023 compared to nine

months ended September 30, 2022

Net income decreased to $13.8 million for the nine months ended September 30,

2023 from $15.7 million for the same
period in 2022. The main drivers of the variance of net income was a $25.1 million increase in interest expense mainly due
to increases in the cost of deposits partially offset by a $22.5 million increase in interest income generated from higher loan yields and a larger loan portfolio.

Net Interest Income
Net interest income

is the difference

between interest

earned on interest-earning

assets and interest

paid on interest-
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

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
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

Q3 2023 Form 10-Q
The following

table contains

information related

to average

balances, average

yields earned

on assets,

and average
costs of liabilities for the periods indicated (dollars in

thousands):
Three Months Ended September 30,
2023 2022
Average (1)
Balance Interest Yield/Rate
(2)
Average (1)
Balance Interest Yield/Rate
(2)
Assets
Interest-earning assets:
Loans (3) $ 1,610,864 $ 22,523 5.55% $ 1,398,761 $ 15,954 4.53%
Investment securities (4) 445,828 2,833 2.52% 450,514 2,201 1.94%
Other interest-earnings assets 83,479 1,026 4.88% 70,540 322 1.81%
Total interest-earning assets 2,140,171 26,382 4.89% 1,919,815 18,477 3.82%
Non-interest-earning assets 110,087

106,976

Total assets $ 2,250,258 $ 2,026,791
Liabilities and stockholders' equity

Interest-bearing liabilities:
Interest-bearing checking $ 52,080 331 2.52% $ 66,585 19 0.11%
Saving and money market deposits 1,011,164 8,779 3.44% 823,521 1,141 0.55%
Time deposits 290,272 2,565 3.51% 217,023 363 0.66%
Total interest-bearing deposits 1,353,516 11,675 3.42% 1,107,129 1,523 0.55%
FHLB advances and other borrowings 85,326 685 3.19% 43,935 180 1.63%
Total interest-bearing liabilities 1,438,842 12,360 3.41% 1,151,064 1,703 0.59%
Non-interest-bearing demand deposits 587,917

655,853

Other non-interest-bearing liabilities 38,598 34,586
Total liabilities 2,065,357

1,841,503

Stockholders' equity 184,901 185,288
Total liabilities and stockholders' equity $ 2,250,258

$ 2,026,791

Net interest income $ 14,022 $ 16,774
Net interest spread (5) 1.48% 3.23%
Net interest margin
(6)
2.60% 3.47%
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

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
Nine Months Ended September 30,
2023 2022
Average
Balance
(1)
Interest Yield/Rate
(2)
Average
Balance
(1)
Interest Yield/Rate
(2)
Assets
Interest-earning assets:
Loans (3)
$ 1,576,074 $ 63,081 5.35% $ 1,302,909 $ 42,989 4.41%
Investment securities
(4)
430,118 7,501 2.33% 484,489 7,040 1.94%
Other interest-earnings assets
71,514 2,459 4.60% 76,655 474 0.83%
Total interest-earning assets
2,077,706 73,041 4.70% 1,864,053 50,503 3.62%
Non-interest earning assets
107,443 105,914
Total assets
$ 2,185,149 $ 1,969,967
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing checking
$ 54,554 574 1.41% $ 65,798 52 0.11%
Money market and savings accounts
949,858 20,532 2.89% 780,564 2,307 0.40%
Time deposits
264,241 5,767 2.92% 221,504 893 0.54%
Total interest-bearing deposits
1,268,653 26,873 2.83% 1,067,866 3,252 0.30%
Borrowings and repurchase agreements
80,087 1,976 3.30% 38,788 456 1.57%
Total interest-bearing liabilities
1,348,740 28,849 2.87% 1,106,654 3,708 0.45%
Non-interest bearing demand deposits
617,741 642,396
Other non-interest-bearing liabilities
34,492 29,608
Total liabilities
2,000,973 1,778,658
Stockholders' equity
184,176 191,309
Total liabilities and stockholders' equity
$ 2,185,149 $ 1,969,967
Net interest income
$ 44,192 $ 46,795
Net interest spread (5)
1.83% 3.17%
Net interest margin (6)
2.84% 3.36%
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
Three months ended September 30, 2023 compared to the

three months ended September 30, 2022

Net interest income before the provision

for credit losses was $14.0

million for the three months

ended September 30,
2023, a

decrease

of

$2.8

million

or

16.4%,

from

$16.8

million

for the

same

period in

2022. The

decrease

was

primarily
attributable

to

the

$10.7

million

increase

in

interest

expense,

which

was

a

result

to

the

prevailing

market

interest

rate
conditions which offset the increase in interest income.
Net interest margin was 2.60%

for the quarter ended September 30, 2023 and 3.47% for the same period in 2022. The increase in loan yields as well as yields on other interest

-earning assets was offset by higher deposit and borrowing

costs.

Nine months ended September 30, 2023 compared to nine

months ended September 30, 2022
Net interest income

before the provision

for credit losses

was $44.2 million

for the nine

months ended September

30,
2023,

a

decrease

of

$2.6

million

or

5.6%,

from

$46.8

million

for

the

same

period

in

2022.

The

decrease

was

primarily
attributable

to

the

$25.1

million

increase

in

interest

expense,

which

was

a

result

to

the

prevailing

market

interest

rate
conditions which partially offset by the increase in interest income.
Net interest margin

decreased to 2.84%

for the nine

months ended September

30, 2023 from

3.36% for the

same period
in 2022. Overall interest-bearing asset yields grew but

were outpaced by the increase in the cost of funds.

Provision for Credit Losses
The provision

for credit

losses represents

a charge

to earnings

necessary to

maintain an

allowance for

credit losses
that, in

management's evaluation,

is adequate

to provide

coverage for

all expected

credit losses.

The provision

for credit

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
losses is impacted

by variations in

the size and

composition of our

loan and debt

securities portfolio, recent

historical and
projected future economic conditions, our internal assessment of the credit quality of the loan and debt securities portfolios
and net charge-offs.
Three months ended September 30, 2023 compared to the

three months ended September 30, 2022

The provision

for credit

loss was

$653 thousand

for the

three months

ended September 30,

2023 compared

to $910
thousand for the

same period in

2022. Growth in

the loan portfolio

was the primary

driver of the

provision expense during
the three

months ended

September 30, 2023

period.

The decrease

in provision

for credit

losses in

the 2023

period compared
to the September 30, 2022 quarter was due to greater loan

growth in third quarter 2022.

Nine months ended September 30, 2023 compared to nine

months ended September 30, 2022
The provision

for credit

loss

was

$892 thousand

for the

nine

months

ended

September

30,

2023 compared

to

$1.6
million

for

the

same

period

in

2022.

Decrease

of

$723

thousand

due

to

higher

loan

growth

in

the

nine

months

ended
September 30,

2022. The ACL

as a

percentage

of total

loans was

1.16% at

September

30, 2023

and at

September 30,
2022.
ACL for the three

and nine months

ended September 30,

2023, was estimated

under the CECL methodology,

and for
all periods

in 2022,

it was

estimated under

the incurred

loss model

.

See “Allowance

for Credit

Losses”

below for

further
discussion on how the ACL is calculated.

Non-Interest Income
Our services and products generate service charges and fees, mainly from our depository accounts. We also generate
income from gain on sale of loans though our swap and SBA

programs. In addition, we own and are beneficiaries of the life insurance policies on some of our

employees and generate income from

the increase in the cash surrender

value of these
policies.
The following table presents the components of non-interest

income for the dates indicated (in thousands):
Three Months Ended September 30, Nine Months Ended September 30,
2023 2022 2023 2022
Service fees
$ 1,329 $ 934 $ 3,707 $ 2,917
Gain (loss) on sale of securities available for sale, net
(955) (558) (976) (540)
Gain on sale of loans held for sale, net
255 330 696 686
Loan settlement
- - - 161
Other non-interest income 1,532 1,083 2,650 2,127
Total

non-interest income
$ 2,161 $ 1,789 $ 6,077 $ 5,351
Three months ended September 30, 2023 compared to the

three months ended September 30, 2022

Non-interest income for the three months ended September 30, 2023 increased $372 thousand or 20.8%, compared to the same period in 2022.

This increase was primarily driven by growth in service fees from a larger deposit portfolio and an increase in

wire and

treasury

management

fees.

A strategic

restructuring

of

bank

owned

life insurance

increased

other
income

by

$982

thousand.

However,

there

was

a

$955

thousand

securities

loss

experienced

during

the

period.

The
Company sold $7.7 million in lower-yielding securities to reinvest the funds in higher-return investments.

Nine months ended September 30, 2023 compared to the

nine months ended September 30, 2022
Non-interest income for the nine months

ended September 30, 2023 increased $726

thousand or 13.6%, compared to
the same

period in

2022. This increase

was primarily

driven by

an increase

in service

fees from

a larger

deposit portfolio
and an

increase in

wire and

treasury management

fees. A strategic restructuring

of bank

owned life

insurance increased
other income by

$982 thousand

experienced during

the period. However,

there was a

$976 thousand securities

loss. The
Company sold

$16.4 million

in lower-yielding

securities

to reinvest

the funds

in higher-return

investments. For

the period
ended September 30, 2022, the Company recognized $161 thousand interest recovery from a prior lending customer of the
Bank. This payment reflected the final payment and settlement of lien judgements against the customer.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Three Months Ended September 30, Nine Months Ended September 30,
2023 2022 2023 2022
Salaries and employee benefits
$ 6,066 $ 6,075 $ 18,325 $ 17,863
Occupancy
1,350 1,281 3,968 3,802
Regulatory assessment and fees
365 269 1,041 708
Consulting and legal fees
513 604 1,257 1,519
Network and information technology services 481 488 1,464 1,323
Other operating
1,686 1,415 5,034 4,080
Total

non-interest expense
$ 10,461 $ 10,132 $ 31,089 $ 29,295
Three months ended September 30, 2023 compared to the

three months ended September 30, 2022

Non-interest expense for the three months ended September 30, 2023 increased $329 thousand or 3.2%, compared to the same

period in

2022. The increase

was primarily

driven by

an increase

in the audit

and tax

services, legal

expenses,
FDIC deposit insurance assessment,

and was partially offset by a decrease in the professional

fees.

Nine months ended September 30, 2023 compared to

the nine months ended September 30, 2022
Non-interest expense for the nine months ended September 30,

2023 increased $1.8 million or 6.1%, compared to

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
Three months ended September 30, 2023 compared to the

three months ended September 30, 2022

Income tax

expense for

the quarter

ended September

30, 2023

was $1.3

million as

compared to

$2.0 million

for the
same period in 2022.

The effective tax rate

for the three months ended

September 30, 2023 was 24.7% compared to

26.1%
for the same period in 2022.

Nine months ended September 30, 2023 compared to the

nine months ended September 30, 2022
Income tax expense for the nine months ended September 30, 2023 decreased to $4.5 million from $5.5 million for the
same period

in 2022.

The Company’s

effective tax

rate was

24.4% for

the 2023

period compared

to 26.0%

for the

same
period in 2022.

For

a

further

discussion

of

income

taxes,

see

Note

4

“Income

Taxes”

to

the

unaudited

Consolidated

Financial
Statements in Item 1 of Part I of this Form 10-Q.
Analysis of Financial Condition
Total

assets at

September 30, 2023

were $2.2

billion, an

increase of

$158.8 million,

or 10.2%

annualized,

over total
assets of

$2.1 billion

at December

31, 2022.

Total

loans,

net of

unearned

fees/cost,

increased

$169.2

million,

or 15.0%
annualized, to $1.7 billion at September 30, 2023 compared to $1.5 billion at December 31, 2022. Total deposits increased
by $91.6 million,

or 6.7% annualized, to $1.9 billion at September 30, 2023

compared to December 31, 2022.
Investment Securities
The investment portfolio

is used and

managed to provide

liquidity through cash

flows, marketability

and, if necessary,
collateral for

borrowings. The

investment portfolio

is also

used as

a tool

to manage

interest rate

risk and

the Company’s
capital

market

risk

exposure.

The

philosophy

of

the

portfolio

is

to

maximize

the

Company’s

profitability

taking

into

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
consideration the Company’s

risk appetite and

tolerance, manage

the asset composition

and diversification,

and maintain
adequate risk-based capital ratios.
The investment portfolio

is managed in accordance

with the Board approved

Asset and Liability

Management (“ALM”)
policy,

which

includes

investment

guidelines.

Such

policy

is

reviewed

at

least

annually

or

more

frequently

if

deemed
necessary,

depending on

market conditions

and/or unexpected

events. The investment

portfolio composition

is subject to
change depending on the funding and liquidity needs of the Company, and the interest risk management objective directed by the Asset-Liability

Comittee (“ALCO”). The

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

down prior to
maturity

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

is attributable to credit losses

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

securities de

creased $2.9

million, or

0.9% annualized,

to $415.9 million

at September

30,
2023 from $418.8 million at December 31,

2022. Investment securities increased due

to reinvestment of payments received
and investment of excess

in cash balances into

high credit quality investments

to increase the Company’s

profitability and
modify the

Company’s balance sheet

duration according to

the ALM policy. As

of September 30, 2023,

investment securities
with a market value of $107.7 million

were pledged to secure public deposits

and the BTFP.

The investment portfolio does
not have any tax-exempt securities.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
September 30, 2023 December 31, 2022
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 9,913 $ 8,025 $ 10,177 $ 8,655
Collateralized mortgage obligations
105,547
78,571
118,951 95,541
Mortgage-backed securities - residential
66,024
51,157
73,838 60,879
Mortgage-backed securities - commercial
48,010
40,564
32,244 27,954
Municipal securities 25,024
18,116
25,084 18,483
Bank subordinated debt securities
24,417
22,176
15,964 14,919
Corporate bonds
-
-
4,037 3,709
$ 278,935 $ 218,609 $ 280,295 $ 230,140
Held-to-maturity:
U.S. Government Agency
$ 44,087 $ 37,049 $ 44,914 $ 39,062
U.S. Treasury
19,934 19,906 9,841 9,828
Collateralized mortgage obligations
64,094 53,786 68,727 60,925
Mortgage-backed securities - residential
44,302 38,214 42,685 38,483
Mortgage-backed securities - commercial
15,467 13,884 11,442 10,777
Corporate bonds
9,443 8,455 11,090 10,013
$ 197,327 $ 171,294 $ 188,699 $ 169,088
Allowance for credit losses - securities held-to-maturity (16)
Securities held-to maturity, net of allowance for credit losses
$ 197,311
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of September 30, 2023 (in thousands,

except ratios):

Within 1 year
After 1 year through
5 years
After 5 years through
10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - 0.00% $ - 0.00% $ 1,983 3.17% $ 6,042 1.53% $ 8,025 1.93%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 78,571 1.39% 78,571 1.39%
MBS - residential
- 0.00% - 0.00% - 0.00% 51,157 1.62% 51,157 1.62%
MBS - commercial - 0.00% - 0.00% - 0.00% 40,564 2.58% 40,564 2.58%
Municipal securities

- 0.00% - 0.00% 2,720 1.69% 15,396 1.75% 18,116 1.74%
Bank subordinated debt securities
- 0.00% 5,977 5.75% 16,199 4.88% - 0.00% 22,176 5.12%
Corporate bonds - 0.00% - 0.00% - 0.00% - 0.00% - 0.00%
$ - $ 5,977 $ 20,902 $ 191,730 $ 218,609 2.09%
Held-to-maturity:
U.S. Government Agency
$ - 0.00% $ 7,921 1.02% $ 20,141 1.38% $ 16,025 2.01% $ 44,087 1.54%
U.S. Treasury 19,934 5.20% - 0.00% - 0.00% - 0.00% 19,934 5.20%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 64,094 1.66% 64,094 1.66%
MBS - residential
- 0.00% 4,468 1.85% 5,925 1.75% 33,909 2.40% 44,302 2.26%
MBS - commercial - 0.00% - 0.00% 3,076 1.62% 12,391 2.60% 15,467 2.40%
Corporate bonds
- 0.00% 9,443 2.80% - 0.00% - 0.00% 9,443 2.80%
$ 19,934 $ 21,832 $ 29,142 $ 126,419 $ 197,327 2.24%
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

Q3 2023 Form 10-Q
The following table shows the loan portfolio composition

as of the dates indicated (in thousands):
September 30, 2023 December 31, 2022
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 188,880 11.3% $ 185,636 12.3%
Commercial Real Estate
1,005,280 60.0% 970,410 64.4%
Commercial and Industrial
212,975 12.7% 126,984 8.4%
Foreign Banks
94,640 5.7% 93,769 6.2%
Consumer and Other
173,096 10.3% 130,429 8.7%
Total

gross loans
1,674,871 100.0% 1,507,228 100.0%
Plus: Deferred fees (cost) 1,649

110
Total

loans net of deferred fees (cost)
1,676,520 1,507,338
Less: Allowance for credit losses
19,493 17,487
Total

net loans
$ 1,657,027 $ 1,489,851
Total

loans,

net

of

unearned

fees/cost,

increased

by

$169.2 million,

or

15.0%

annualized

to

$1.7

billion,

at
September 30, 2023

compared to

December 31,

2022. The

commercial

and industrial,

and to

a lesser

extent, consumer
and other and commercial real estate loan segments had the

most significant growth.

Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately 60.0%

of the

total gross

loan portfolio

as of

September 30, 2023.

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

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments.

The

following

table

shows

maturities

and

sensitivity

to

interest

rate

changes

for

the

loan

portfolio

at
September 30, 2023 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 9,513 $ 23,902 $ 81,777 $ 73,688 $ 188,880
Commercial Real Estate
85,013 164,387 747,779 8,101 1,005,280
Commercial and Industrial
5,348 53,234 114,106 40,287 212,975
Foreign Banks
94,640 - - - 94,640
Consumer and Other
1,634 3,080 10,223 158,159 173,096
Total

gross loans
$ 196,148 $ 244,603 $ 953,885 $ 280,235 $ 1,674,871
Interest rate sensitivity:
Fixed interest rates
$ 174,725 $ 144,198 $ 193,366 $ 170,370 $ 682,659
Floating or adjustable rates
21,423 100,405 760,519 109,865 992,212
Total

gross loans
$ 196,148 $ 244,603 $ 953,885 $ 280,235 $ 1,674,871
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

/rate modifications are discussed as well.

As of September 30,

2023, approximately 59%

of the loans have

adjustable/variable rates and

41% of the

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

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
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

September 30, 2023
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 188,880 $ - $ - $ - $ 188,880
Commercial Real Estate
1,002,765 - 2,515 - 1,005,280
Commercial and Industrial
210,991 - 1,984 - 212,975
Foreign Banks
94,640 - - - 94,640
Consumer and Other 173,096 - - - 173,096
$ 1,670,372 $ - $ 4,499 $ - $ 1,674,871
December 31, 2022
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 185,636 $ - $ - $ - $ 185,636
Commercial Real Estate 967,465 - 2,945 - 970,410
Commercial and Industrial
126,177 - 807 - 126,984
Foreign Banks
93,769 - - - 93,769
Consumer and Other
130,233 - 196 - 130,429
$ 1,503,280 $ - $ 3,948 $ - $ 1,507,228

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as

of the dates shown (in thousands,

except ratios):
September 30, 2023 December 31, 2022
Total

non-performing loans
$ 479 $ -
Other real estate owned
- -
Total

non-performing assets
$ 479 $ -
Asset quality ratios: (1)
Allowance for credit losses to total loans
1.16% 1.16%
Allowance for credit losses to non-performing loans
4070% - %
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
For further discussion on non-performing loans

and borrowers experiencing financial difficulties,

see Note 3 “Loans” to
the unaudited Consolidated Financial Statements in Item

1 of Part 1 this Form 10-Q.
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

Q3 2023 Form 10-Q
The following table presents ACL and net charge-offs to average loans by type for the periods indicated (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended September 30, 2023

Beginning balance
$ 2,673 $ 10,183 $ 2,500 $ 677 $ 2,782 $ 18,815
Provision for credit losses (1)
(162) (84) 738 73 108 673
Recoveries
- - 8 - - 8
Charge-offs
- - - - (3) (3)
Ending Balance
$ 2,511 $ 10,099 $ 3,246 $ 750 $ 2,887 $ 19,493
Average loans
$ 183,643 $ 992,171 $ 179,127 $ 87,847 $ 168,076 $ 1,610,864
Net charge-offs to average loans
- - -0.02% - 0.01% 0.00%
Nine Months Ended September 30, 2023
Beginning balance
$ 1,352 $ 10,143 $ 4,163 $ 720 $ 1,109 $ 17,487
Cumulative effect of adoption of accounting
principle (2)
1,238 1,105 (2,158) 23 858 1,066
Provision for credit losses (3)
(89) (1,149) 1,181 7 965 915
Recoveries 10 - 60 - 3 73
Charge-offs - - - - (48) (48)
Ending Balance
$ 2,511 $ 10,099 $ 3,246 $ 750 $ 2,887 $ 19,493
Average loans $ 186,918 $ 980,244 $ 164,466 $ 90,597 $ 153,849 $ 1,576,074
Net charge-offs to average loans
-0.01% - -0.05% - 0.04% 0.00%
(1) Provision for credit losses excludes $17 thousand release due to unfunded commitments included in other liabilities and $3 thousand release due to investment securities held to maturity.
(2) Impact of CECL adoption on January 1, 2023.
(3) Provision for credit losses excludes $39 thousand release due to unfunded commitments included in other liabilities and $16 thousand expense due to investment securities held to maturity.
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended September 30, 2022

Beginning balance $ 2,366 $ 9,290 $ 2,671 $ 651 $ 808 $ 15,786
Provision for credit losses
(1,009) 695 1,126 74 24 910
Recoveries
1 - - - - 1
Charge-offs
- - (88) - (5) (93)
Ending Balance
$ 1,358 $ 9,985 $ 3,709 $ 725 $ 827 $ 16,604
Average loans
$ 190,757 $ 887,000 $ 119,993 $ 94,628 $ 106,382 $ 1,398,761
Net charge-offs to average loans
- - 0.29% - 0.02% 0.03%
Nine Months Ended September 30, 2022
Beginning balance
$ 2,498 $ 8,758 $ 2,775 $ 457 $ 569 $ 15,057
Provision for credit losses
(1,157) 1,227 1,011 268 266 1,615
Recoveries
33 - 11 - 3 47
Charge-offs (16) - (88) - (11) (115)
Ending Balance
$ 1,358 $ 9,985 $ 3,709 $ 725 $ 827 $ 16,604

Average loans $ 195,863 $ 809,411 $ 128,625 $ 77,237 $ 91,773 $ 1,302,909
Net charge-offs to average loans -0.02% 0.00% 0.12% 0.00% 0.02% 0.01%

Bank-Owned Life Insurance
As of September 30,

2023, the combined

cash surrender

value of all

bank-owned life

insurance (“BOLI”)

policies was
$51.4

million.

Changes

in

cash

surrender

value

are

recorded

to

non-interest

income

in

the

unaudited

Consolidated
Statements of Operations. The Company had BOLI policies with five insurance carriers. The Company is the beneficiary of these policies.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
During the

third quarter

of 2023,

the Company

restructured its

BOLI, cancelling

a $7.1

million policy

by surrendering
$4.2 million of the value and transferring the remaining $2.9 million to a new BOLI policy. The new BOLI policy

was funded
with an additional

$11.1

million for

a total of

$14.1 million.

This new

BOLI policy

received a cash

surrender enhancement
from the new insurance carrier of $981 thousand.
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
Three Months Ended September 30,
2023 2022
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest-bearing checking $ 587,917 0.00% $ 655,853 0.00%
Interest-bearing checking 52,080 2.52% 66,585 0.11%
Money market and savings deposits 1,011,164 3.44% 823,521 0.55%
Time deposits 290,272 3.51% 217,023 0.66%
Total $ 1,941,433 2.39% $ 1,762,982 0.34%
The Company

has a

granular deposit

portfolio with

outstanding balances

comprised of

49% in

commercial

deposits,
37%

personal

deposits,

11%

public

funds

which

are

partially

collateralized

and

3%

brokered

deposits.

During

the

nine
months ended September

30, 2023, the

Company acquired $50

million in brokered

deposits to boost

liquidity. The Company
has

approximately

20

thousand

deposit

accounts

with

the

majority

in

personal

accounts,

approximately

13

thousand

or
63.8%. The

estimated average

account size

of our

deposit portfolio

is approximately

$95

thousand

as of

September 30,
2023. The

Company also offers

Insured Cash

Sweep (“ICS”) and

Certificate of
Deposit Account Registry Service

(“CDARS”)
deposit products to fully insure our clients.

The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250

thousand

for

all

deposit
accounts at the Company

per account holder.

The total estimated

amount of uninsured deposits

is 53% at

September 30,
2023.

The following table shows scheduled maturities of uninsured

time deposits as of September 30, 2023 (in thousands):
September 30, 2023
Three months or less $ 18,563
Over three through six months 32,457
Over six though twelve months 28,769
Over twelve months 2,566
$ 82,355

Other Liabilities
The Company collects from commercial and residential loan

customers funds which are held in escrow for future
payment of real estate taxes and insurance. These escrow

funds are disbursed by the Company directly to the

insurance
companies and taxing authority of the borrower.

Escrow funds are recorded as other liabilities.

As of September 30, 2023 escrow balances totaled $16.7 million compared to $3.5 million at December 31, 2022.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
Borrowings
As a member

of the FHLB,

we are eligible

to obtain

advances with

various terms

and conditions.

This accessibility

of
additional funding allows us to efficiently and timely meet both expected and unexpected outgoing cash flows and collateral
needs without adversely affecting either daily operations

or the financial condition of the Company.
As of September 30, 2023,

we had $102.0 million

of fixed and variable rate

advances outstanding from

the FHLB with
a weighted average rate of 3.66%.

Maturity dates for the advances range

between 2023 to 2028 detailed

in the table below.

The following table presents the FHLB advances as of

September 30, 2023 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
5.57% Variable December 22, 2023 $ 20,000
1.04% Fixed July 30, 2024 5,000
2.05% Fixed March 27, 2025 10,000
1.07% Fixed July 18, 2025 6,000
3.76% Fixed January 24, 2028 11,000
3.77% Fixed April 25, 2028 50,000
$ 102,000
We have

also established

Federal Funds

lines of

credit with

our upstream

correspondent

banks,

the BTFP,

and the
FRB Atlanta

Discount Window

to manage

temporary fluctuations

in our

daily cash

balances. As

of September

30, 2023,
there were no outstanding balances with any of these

liquidity sources.
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
September 30, 2023 December 31, 2022
Commitments to grant loans and unfunded lines of credit
$ 100,661 $ 95,461
Standby and commercial letters of credit
6,490 4,320
Total
$ 107,151 $ 99,781
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

Q3 2023 Form 10-Q

Asset and Liability Management Committee
Members

of

senior

management

and

our

Board

make

up

the

asset

and

liability

management

committee,

or

ALCO.
Senior management

is responsible

for ensuring

that Board

approved strategies

and policies

for managing

and mitigating
risks are appropriately executed within the designated lines of authority and responsibility in a timely manner.
ALCO

oversees

the

establishment,

approval,

implementation,

and

review

of

interest

rate

risk,

management,

and
mitigation strategies, ALM related policies, ALCO procedures and risk tolerances and appetite.
While some degree of

IRR (“Interest Rate

Risk”) is inherent to

the banking business, we

believe our ALCO implemented
sound risk management practices to identify,

quantify,

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
Market and Interest Rate Risk Management
According to our

ALCO model, as of

September 30, 2023,

we had an asset

sensitive balance sheet

both for year one
and two

modeling,

using the

static modeling.

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

and

policy,

management

has the

ability

to modify

the

balance sheet

to

either increase

asset

duration

and
decrease liability

duration to reduce

asset sensitivity,

or to decrease

asset duration and

increase liability duration

in order
to increase asset sensitivity.
According to our

model, as of September

30, 2023, our balance

sheet is asset

sensitive for both year

one and two

under
interest static rate

scenarios (an increase

or decrease of

400 basis points).

This means than

if rates increase the

NIM will
increase and if rates decrease the NIM will decrease. Additionally, utilizing an EVE approach, we analyze the risk to capital from

the

effects

of

various

interest

rate

scenarios

through

a

long-term

discounted

cash

flow

model.

This

measures

the
difference

between

the

economic

value

of

our

assets

and

the

economic

value

of

our

liabilities,

which

is

a

proxy

for

our
liquidation value.

According to

our balance

sheet composition,

and as

expected, our

model stipulates

that an

increase in
interest rates will have a

negative impact on the EVE and

lower rates, a positive impact.

Results and analysis are presented
quarterly to the ALCO, and strategies are reviewed and refined.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
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

services certificates

of deposit,

the Bank

Term

Funding Program,

FRB
Atlanta discount

window,

and borrowings

from the

FHLB. Accordingly,

we believe

our liquidity

resources are

adequate to
fund loans and meet other cash needs as necessary.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
Capital Adequacy
As of

September 30,

2023, the

Bank was

well capitalized

under the

FDIC’s

prompt corrective

action framework.

We
also follow the capital conservation buffer framework, and

as of September 30, 2023, we exceeded the

capital conversation
buffer in

all capital ratios,

according to

our actual ratios.

The following table

presents the capital

ratios for

the Bank at

the
dates indicated (in thousands,

except ratios).
Actual
Minimum Capital
Requirements
To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
September 30, 2023
Total

risk-based capital
$ 230,801 13.06% $ 141,327 8.00% $ 176,659 10.00%
Tier 1 risk-based capital $ 210,815 11.93% $ 105,995 6.00% $ 141,327 8.00%
Common equity tier 1 capital $ 210,815 11.93% $ 79,496 4.50% $ 114,828 6.50%
Leverage ratio $ 210,815 9.24% $ 91,310 4.00% $ 114,138 5.00%
December 31, 2022:
Total

risk-based capital
$ 216,693 13.58% $ 127,616 8.00% $ 159,520 10.00%
Tier 1 risk-based capital $ 198,909 12.47% $ 95,712 6.00% $ 127,616 8.00%
Common equity tier 1 capital $ 198,909 12.47% $ 71,784 4.50% $ 103,688 6.50%
Leverage ratio $ 198,909 9.56% $ 83,210 4.00% $ 104,012 5.00%
The Company is

not subject to

regulatory capital ratios

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

relative purchasing power

of money over time

due to inflation. The

impact of inflation is

reflected in the
increased cost of operations.

Unlike most industrial companies,

nearly all our assets and

liabilities are monetary in

nature.
As a result,

interest rates have a

greater impact on our

performance than do the

effects of general levels

of inflation. Periods
of high inflation

are often accompanied

by relatively higher

interest rates, and

periods of low

inflation are accompanied

by
relatively lower interest rates.

As market interest rates

rise or fall in relation

to the rates earned

on loans and investments,
the

value

of

these

assets

decreases

or

increases

respectively.

Inflation

can

also

impact

core

non-interest

expenses
associated with delivering the Company’s servi

ces.
Recently Issued Accounting Pronouncements

Recently issued accounting

pronouncements are discussed

in Note 1 “Summary

of Significant Accounting Policies”

to
the unaudited Consolidated Financial Statements in this

Form 10-Q.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
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

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands)
As of or For the Three Months Ended
9/30/2023 6/30/2023 3/31/2023 12/31/2022 9/30/2022
Pre-tax pre-provision ("PTPP") income: (1)
Net income $ 3,819 $ 4,196 $ 5,809 $ 4,434 $ 5,558
Plus: Provision for income taxes 1,250 1,333 1,881 1,415 1,963
Plus: Provision for credit losses 653 38 201 880 910
PTPP income $ 5,722 $ 5,567 $ 7,891 $ 6,729 $ 8,431
PTPP return on average assets:
(1)

PTPP income $ 5,722 $ 5,567 $ 7,891 $ 6,729 $ 8,431
Average assets $ 2,250,258 $ 2,183,542 $ 2,120,218 $ 2,051,867 $ 2,026,791
PTPP return on average assets
(2)
1.01% 1.02% 1.51% 1.30% 1.65%

Operating net income: (1)
Net income $ 3,819 $ 4,196 $ 5,809 $ 4,434 $ 5,558
Less: Net gains (losses) on sale of securities (955) - (21) (1,989) (558)
Less: Tax effect on sale of securities 242 - 5 504 141
Operating net income $ 4,532 $ 4,196 $ 5,825 $ 5,919 $ 5,975

Operating PTPP income:
(1)
PTPP income $ 5,722 $ 5,567 $ 7,891 $ 6,729 $ 8,431
Less: Net gains (losses) on sale of securities (955) - (21) (1,989) (558)
Operating PTPP income $ 6,677 $ 5,567 $ 7,912 $ 8,718 $ 8,989
Operating PTPP return on average assets:
(1)

Operating PTPP income $ 6,677 $ 5,567 $ 7,912 $ 8,718 $ 8,989
Average assets $ 2,250,258 $ 2,183,542 $ 2,120,218 $ 2,051,867 $ 2,026,791
Operating PTPP return on average assets
(2)
1.18% 1.02% 1.51% 1.69% 1.76%

Operating return on average assets: (1)
Operating net income $ 4,532 $ 4,196 $ 5,825 $ 5,919 $ 5,975
Average assets $ 2,250,258 $ 2,183,542 $ 2,120,218 $ 2,051,867 $ 2,026,791
Operating return on average assets (2) 0.80% 0.77% 1.11% 1.14% 1.17%
Operating return on average equity:
(1)
Operating net income $ 4,532 $ 4,196 $ 5,825 $ 5,919 $ 5,975
Average equity $ 184,901 $ 184,238 $ 183,371 $ 177,556 $ 185,288
Operating return on average equity
(2)
9.72% 9.13% 12.88% 13.23% 12.79%
Operating Revenue: (1)

Net interest income
$ 14,022 $ 14,173 $ 15,997 $ 16,866 $ 16,774

Plus: Non-interest income
2,161 1,846 2,070 (123) 1,789

Less: Net gains (losses) on sale of

securities
(955) - (21) (1,989) (558)

Operating revenue
$ 17,138 $ 16,019 $ 18,088 $ 18,732 $ 19,121

Operating Efficiency Ratio: (1)

Total non-interest expense
$ 10,461 $ 10,452 $ 10,176 $ 10,014 $ 10,132

Operating revenue
$ 17,138 $ 16,019 $ 18,088 $ 18,732 $ 19,121

Operating efficiency ratio
61.04% 65.25% 56.26% 53.46% 52.99%
(1)

The Company believes these non-GAAP measurements

are key indicators of the ongoing earnings

power of the Company.
(2)

Annualized.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands, except per share data)
As of or For the Three Months Ended
9/30/2023 6/30/2023 3/31/2023 12/31/2022 9/30/2022
Tangible book value per common share (at period-end): (1)
Total stockholders' equity $ 182,884 $ 183,685 $ 183,858 $ 182,428 $ 177,417
Less: Intangible assets - - - - -
Tangible stockholders' equity $ 182,884 $ 183,685 $ 183,858 $ 182,428 $ 177,417
Total shares issued and outstanding (at period-end):
Total common shares issued and outstanding 19,544,777 19,622,380 19,622,380 20,000,753 20,000,753
Tangible book value per common share
(2)
$ 9.36 $ 9.40 $ 9.37 $ 9.12 $ 8.87
Operating diluted net income per common share: (1)
Operating net income $ 4,532 $ 4,196 $ 5,825 $ 5,919 $ 5,975
Total weighted average diluted shares of common stock 19,611,897 19,639,682 19,940,606 20,172,438 20,148,208
Operating diluted net income per common share: $ 0.23 $ 0.21 $ 0.29 $ 0.29 $ 0.30
Tangible Common Equity/Tangible Assets (1)

Tangible stockholders' equity
$ 182,884 $ 183,685 $ 183,858 $ 182,428 $ 177,417

Tangible assets
$ 2,244,602 $ 2,225,914

$ 2,163,821 $ 2,085,834 $ 2,037,453
Tangible Common Equity/Tangible

Assets
8.15% 8.25% 8.50% 8.75% 8.71%
(1)

The Company believes these non-GAAP measurements

are key indicators of the ongoing earnings

power of the Company.
(2)

Excludes the dilutive effect, if any, of shares of common stock issuable upon exercise of outstanding stock options.

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
Item 3.

Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company,

we are not required to provide the information required

by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the

supervision and with

the participation of

our management, including

our President and

Chief Executive Officer
and our

Chief Financial

Officer,

we evaluated

the effectiveness

of the

design and

operation of

the Company’s

disclosure
controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023.
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

Q3 2023 Form 10-Q
PART II
Item 1.

Legal Proceedings
As previously

disclosed, on July

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
(b) Not applicable.
(c) The Company’s repurchases of equity securities

for the quarter ended September 30, 2023 were as follows:

USCB Financial Holdings, Inc.

Q3 2023 Form 10-Q
Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced Plans
or Programs (1)
Maximum Number
of Shares that May
Yet Be Purchased
Under Plans or
Programs (1)
Period

July 1-31, 2023

- $ - - 172,397
August 1-30, 2023
- - - 172,397
September 1-30, 2023
- - - 172,397
- $ - -
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

Q3 2023 Form 10-Q
Item 6. Exhibits
Exhibit No.
Description of Exhibit
2.1
Agreement and Plan of Share Exchange, dated December 27, 2021, by and between U.S. Century Bank and USCB
Financial Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No.
001-41196) filed with the Securities and Exchange Commission on December 30, 2021).
3.1
Articles of Incorporation, as amended, of USCB Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the
Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-41196) filed with the
Securities and Exchange Commission on August 11, 2023).
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

Q3 2023 Form 10-Q
SIGNATURES
Pursuant to the

requirements of

the Securities Exchange

Act of 1934,

the registrant has

duly caused this

report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President and Chief Executive
Officer

November 9, 2023
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Chief Financial Officer

November 9, 2023
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)