Form 10-K
period 2023-12-31
USCB FINANCIAL HOLDINGS, INC.
filed 2024-03-22
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2023
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

Securities Exchange Act of 1934). Yes
☐

No
☒
The aggregate market value of the voting stock held

by non-affiliates of the registrant based on the

closing price of $10.20 per share on June

30,
2023, the last business day of the registrant’s second quarter, was approximately $
104.8

million (19,544,777 shares issued and outstanding

at
such date less shares held by affiliates). Although directors and executive officers and their affiliates of the Registrant were assumed to be
“affiliates” of the Registrant for purposes of the calculation,

the classification is not to be interpreted as an admission

of such status.
As of March 15, 2024, the registrant had had
19,650,463

shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders (the “2024

Proxy Statement”) are incorporated by
reference into Part III of this report.

FORM 10-K
DECEMBER 31, 2023

Cautionary Note Regarding Forward-Looking Statements
PART I
4
Item 1.
Business
4
Item 1A.
Risk Factors
20
Item 1B.
Unresolved Staff Comments
44
Item 1C.
Cybersecurity
44
Item 2.
Properties
46
Item 3.
Legal Proceedings
46
Item 4.
Mine Safety Disclosures
46
PART II
47
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
47
Item 6.
Reserved
49
Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations
50
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
71
Item 8.
Financial Statements and Supplementary Data
72
Consolidated Balance Sheets
74
Consolidated Statements of Operations
75
Consolidated Statements of Comprehensive Income

(Loss)
76
Consolidated Statements of Changes in Stockholders’ Equity
77
Consolidated Statements of Cash Flows
78
Notes to the Consolidated Financial Statements
80
Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
118
Item 9A.
Controls and Procedures
118
Item 9B.
Other Information
118
Item 9C.

Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
119
PART III
120
Item 10.
Directors, Executive Officers and Corporate Governance
120
Item 11.
Executive Compensation
120
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
120
Item 13.
Certain Relationships and Related Transactions, and Director Independence
120
Item 14.
Principal Accountant Fees and Services
120
PART IV
121
Item 15.
Exhibit and Financial Statement Schedules
121
Item 16.
Form 10-K Summary
122
Exhibit Index
122
Signatures

USCB Financial Holdings, Inc.

2023 10-K

CAUTIONARY NOTE REGARDING FORWARD

-LOOKING STATEMENTS
This

Annual

Report

on

Form

10-K

contains

statements

that

are

not

historical

in

nature

are

intended

to

be,

and

are
hereby identified as, forward-looking

statements for purposes of

the safe harbor provided by

Section 21E of the Securities
Exchange Act

of 1934,

as amended.

The words

“may,” “will,” “anticipate,” “could,”

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

the

capital

and

financial

markets,

including

actual

or

potential

stresses

in

the
banking industry;
•

deposit attrition and the level of our uninsured deposits;
•

legislative or regulatory

changes and changes

in accounting

principles, policies,

practices or guidelines,

including
the on-going effects of the implementation of the

Current Expected Credit Losses (“CECL”);
•

the lack of a significantly diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor,

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
•

increased

competition

and

its

effect

on

the

pricing

of

our

products

and

services

as

well

as

our

net

interest

rate
spread and net interest margin;
•

the loss of key employees;

•

the effectiveness of our risk management strategies, including operational risks, including, but not limited to, client, employee, or third-party fraud and cybersecurity breaches;

and

•

other

risks

described

in

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

factors described in this Annual
Report on Form 10-K

and in the reports the

Company filed or will file

with the SEC and, for

periods prior to the completion
of

the

bank

holding

company

reorganization,

U.S.

Century

Bank

(the

“Bank”)

filed

with

the

Federal

Deposit

Insurance
Corporation (“FDIC”).

USCB Financial Holdings, Inc.

2023 10-K

PART I
Item 1. Business
Overview
USCB Financial Holdings, Inc.,

a Florida corporation (the “Company”), was formed on December 17, 2021, to serve as the

holding

company

for

U.S.

Century

Bank,

a

Florida

state-chartered

bank,

and

is

a

bank

holding

company

(a

“BHC”)
registered with

the Board

of Governors

of the

Federal

Reserve System

(the “Federal

Reserve”)

under the

Bank Holding
Company Act

of 1956,

as amended

(the “BHC

Act”). The

Company is

headquartered

in Miami,

Florida, and,

through the
Bank,

its

sole

direct

subsidiary,

operates

10

banking

centers

in

South

Florida

providing

a

wide

range

of

personal

and
business

banking products

and services

.

As of

December 31,

2023, the

Company

had total

consolidated

assets

of $2.3
billion.
The Bank commenced operations

on October 28, 2002 and

is a Florida state-chartered, non-Federal

Reserve System
member bank. Over the course

of 2021, the Bank simplified

its capitalization structure by

exchanging and/or repurchasing
all of

its issued

and outstanding

preferred shares,

including Class

C, Class

D, and

Class E

preferred stock.

In December
2021, the

Bank reached agreements

with holders of

its Class

B common

stock, to exchange

all outstanding

Class B common
stock for Class A common stock in a 1-for-5 stock exchange

.
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

to

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

2023 10-K

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
2023, the Bank is a Preferred Lending Partner with the SBA which allows us to offer the full range of SBA loan
products and

to exercise

lending authority

at the

local bank

level, allowing

us to

make timely

credit decisions
for prospective clients.
• Yacht lending:

Our yacht lending vertical

provides yacht financing for

larger vessels; transactions range

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

ultimately,

our Board of Directors (“Board”).
Deposit Products
We offer

traditional deposit

products, including

commercial and

consumer checking

accounts, money

market deposit
accounts, savings accounts, and

certificates of deposit

with a

variety of terms

and rates, as

well as a

robust suite of

treasury,
commercial payments,

and cash

management services.

Additionally,

we offer

ICS and

CDARS deposit

products that

are
FDIC-insured for our clients. Furthermore, we offer deposit products for municipalities and other public entities. Our deposit products are mainly offered across our primary

geographic footprint.
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

2023 10-K

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

.

According to the

United States

Census Bureau’s

estimate,

Florida was

the third most

populous state in

the country in
2023 and the three largest population

centers were in Miami-Dade, Broward, and Palm

Beach counties (all located in South
Florida) in

2022. According

to estimates

from the

United States

Census Bureau,

from 2020

to 2023,

Florida’s

population
increased to 22.6 million residents, an increase of 1.0 million new residents. The percentage change in

Florida’s population
between April 2020 and July 2023 alone was 5.0% according

to the United States Census Bureau.

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

We will

remain an

EGC until

the earliest

to occur

of (i)

the end

of the

fiscal year

following the

fifth anniversary

of the
completion of the Bank’s initial public offering in 2021,

(ii) the last day of the first fiscal year in

which the Company's annual
gross revenues exceed $1.24 billion, (iii)

the date that the Company becomes

a “large accelerated filer” as defined

in Rule
12b-2 under the Exchange Act which would

occur if the market value of the

Company's common stock that is held

by non-
affiliates exceeds $700 million as of the last business day

of the Company’s most recently completed second

fiscal quarter
(June 30th for the

Company), or (iv) the date on

which the Company has issued more

than $1 billion in non-convertible debt
during the preceding three-year period.

USCB Financial Holdings, Inc.

2023 10-K

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

to reach the

financing needs of

the sectors of our

communities in which

these workshops are

most
needed.
Our human capital

objectives include attracting,

developing and retaining

the best available

talent from a

diverse pool
of

candidates

for

the

Company.

To

do

so,

we

strive

to

maintain

competitive

pay

and

benefits,

regularly

updating

our
compensation

structure

and

periodically

reviewing

our

compensation

and

benefits

programs.

Additionally,

the

Company
identifies

opportunities

and

paths

for

the

development

of

our

staff,

and

we

seek

to,

whenever

possible,

fill

positions

by
promotion within. The Company recognizes that the skills and knowledge of its employees are critical to the success of the
organization, and promotes training and continuing education as an ongoing function for employees.
We recognize

the importance

of our

employee's

financial

health and

well-being,

and offer

benefits such

as a

401(k)
retirement savings plan and make both matching and profit-sharing contributions to that plan. Benefit programs available to eligible

employees

include,

in

addition

to

the

401(k)

retirement

savings

plan,

health

and

life

insurance,

employee

paid
holidays and other benefits.
We value and

promote diversity and

inclusion in every

aspect of our

business and at

every level within

the Company.
We recruit, hire, and promote

employees based on their individual

ability and experience and in

accordance with Affirmative
Action and Equal

Employment Opportunity

laws and regulations.

Our policy is

that we

do not discriminate

on the basis

of
race, color,

religion, sex,

gender,

sexual orientation,

ancestry,

pregnancy,

medical condition,

age, marital

status, national
origin, citizenship status, disability veteran status, gender identity, genetic information, or any other status protected by law.
At December 31, 2023,

we had 196

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

state law

and regulation.
These laws

and regulations

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

Further,

the

regulatory

system

imposes

reporting

and

information

collection

obligations.

Banking

statutes

and
regulations are subject

to change,

and additional statutes,

regulations, and corresponding

guidance may

be adopted. We
are unable to predict these future changes or the effects, if any, that these changes could have on the business, prospects, revenues, and results of operations of the Bank and Company.
The material

statutory and

regulatory requirements

that are

applicable to

us are

summarized below.

The description
below is not intended to summarize all laws

and regulations applicable to us. These summary descriptions are not intended
to be

a complete

explanation

of such

laws

and regulations

and

their

effects

on

USCB Financial

Holdings,

Inc. and

U.S.
Century Bank and are qualified

in their entirety by reference

to the actual laws and

regulations. You

should refer to the full
text of the statutes, regulations, and corresponding guidance for more information.

USCB Financial Holdings, Inc.

2023 10-K

2018 Regulatory Reform
In May 2018

the Economic

Growth, Regulatory

Relief and

Consumer Protection

Act (the “2018

Act”), was

enacted to
modify or remove

certain financial reform

rules and regulations, including

some of those

implemented under the

Dodd-Frank
Wall Street Reform

and Consumer Protection

Act (“Dodd-Frank Act”) enacted

in 2010. While the 2018

Act maintains most
of the

regulatory

structure established

by the

Dodd-Frank Act,

it amends

certain aspects

of the

regulatory framework

for
small depository

institutions

with assets

of less

than $10

billion and

for large

banks

with assets

of more

than $50

billion.
Many of these changes resulted in meaningful regulatory

relief for community banks such as U.S. Century Bank.

The 2018 Act, among other matters, expanded

the definition of “qualified mortgages”

which may be held by a financial
institution

and

simplified

the

regulatory

capital

rules

for

financial

institutions

and

their

holding

companies

with

total
consolidated assets of less

than $10 billion by instructing

(as described below) the

federal banking regulators to

establish
a single “Community Bank Leverage Ratio” of between 8 and 10 percent to replace the leverage and risk-based regulatory
capital ratios.

The 2018

Act also

expanded the

category of

holding companies

that may

rely on

the “Small

Bank Holding
Company and Savings and Loan Holding Company Policy Statement” (the “SBHC Policy”) by raising the maximum amount of assets a

qualifying holding company may

have from $1.0

billion to $3.0

billion. This expansion also

excluded such holding
companies

from

the minimum

capital

requirements

of

the Dodd-Frank

Act. In

addition,

the

2018

Act included

regulatory
relief

for

community

banks

regarding

regulatory

examination

cycles,

call

reports,

the

Volcker

Rule

(proprietary

trading
prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Bank and Bank Holding Company Regulation
As a Florida-chartered state bank, U.S. Century Bank

is subject to ongoing and comprehensive supervision, regulation, examination, and enforcement by the FDIC and the Florida Office of Financial Regulation (“FOFR”). The FOFR supervises
and regulates

all areas

of our

operations including,

without limitation,

the making

of loans,

the issuance

of securities,

the
conduct

of

our

corporate

affairs,

the

satisfaction

of

capital

adequacy

requirements,

the

payment

of

dividends,

and

the
establishment or closing

of banking centers.

In addition, our

deposit accounts

are insured

by the Deposit

Insurance Fund
(the “DIF”)

administered by

the FDIC to

the maximum

extent permitted

by law,

and the FDIC

has certain

supervisory and
enforcement powers over us.
Any entity that directly or

indirectly controls a bank

must be approved by the

Federal Reserve under the

Bank Holding
Company

Act

of

1956

(the

“BHC

Act”)

to

become

a

bank

holding

company.

Bank

holding

companies

are

subject

to
regulation, inspection, examination, supervision and enforcement by the Federal Reserve under the BHC Act. The Federal
Reserve's jurisdiction also extends to any company that is directly or indirectly controlled by a bank holding company.
USCB Financial Holdings, Inc.,

which controls U.S. Century

Bank, is a bank holding

company and, as such,

is subject
to ongoing and comprehensive supervision, regulation,

examination and enforcement by the Federal Reserve.
Notice and Approval Requirements Related to Control
Banking

laws

impose

notice,

approval,

and

ongoing

regulatory

requirements

on

any

shareholder

or

other

party

that
seeks to acquire

direct or indirect

“control” of an

FDIC-insured depository

institution. These laws

include the BHC

Act and
the Change in Bank

Control Act. Among other things,

these laws require regulatory filings

by individuals or entities that

seek
to acquire

direct or

indirect

"control" of

an FDIC-insured

depository

institution. The

determination

of whether

an investor
"controls" a depository

institution is based

on all of

the facts and

circumstances surrounding

the investment. As

a general
matter, a party is deemed to conclusively control a depository institution or other company if the party owns or controls 25%
or more of any class of

voting stock. Subject to rebuttal, a party may

be presumed to control a depository institution or

other
company if the investor owns or controls 10% or more of any class of voting stock (and the entity’s securities are registered
under the Exchange Act or, if not, the investor would be

the largest shareholder). Except under limited circumstances, bank holding companies are prohibited from acquiring, without prior approval, control of any other bank or

bank holding company
or substantially all the assets thereof or more than 5% of the voting shares of a bank or bank holding company which is not already a subsidiary.
Source of Strength
All companies, including bank holding companies, that directly or indirectly control an insured depository institution, are required to serve as a source

of strength for the institution. Furthermore,

the Federal Reserve policy

is that a bank holding
company should stand ready

to use available resources

to provide adequate capital

to its subsidiary banks

during periods
of financial

stress or

adversity and

should maintain

the financial

flexibility and

capital-raising capacity

to obtain

additional
resources for

assisting its subsidiary

banks. Under

this requirement,

USCB Financial

Holdings, Inc.

in the future

could be
required to provide financial assistance

to U.S. Century Bank should

it experience financial distress.

Such support may be

USCB Financial Holdings, Inc.

2023 10-K

required at times when, absent this statutory and Federal Reserve policy requirement, a bank holding company may not be inclined to

provide it.

A bank

holding company’s failure

to meet

its obligations

to serve

as a

source of

strength to

its subsidiary
banks will generally be considered

by the Federal Reserve to

be an unsafe and unsound

banking practice or a violation

of
the Federal Reserve’s regulations, or both.
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
as it deems

necessary or

appropriate. We

file quarterly

consolidated reports

of condition

and income, or

call reports,

with
the FDIC and FOFR.
The federal banking

agencies have also

adopted guidelines establishing safety

and soundness standards for

all insured
depository institutions including U.S. Century Bank. The

safety and soundness guidelines relate to,

among other things, our
internal

controls,

information

systems,

cybersecurity,

internal

audit

systems,

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
Permissible Activities and Investments
Banking

laws

generally

restrict

the

ability

of

USCB

Financial

Holdings,

Inc.

to

engage

in

activities

other

than

those
determined

by the

Federal

Reserve

to

be

so

closely

related

to

banking

as

to

be

a

proper

incident

thereto.

The

Federal
Reserve has determined

by regulation that

certain activities are

closely related to

banking including operating

a mortgage
company,

finance company,

credit card

company,

factoring

company,

trust

company

or savings

association;

performing
certain

data

processing

operations;

providing

limited

securities

brokerage

services;

acting

as

an

investment

or

financial
advisor; acting as

an insurance agent

for certain types

of credit-related insurance;

leasing personal property

on a

full-payout,
non-operating basis; providing

tax planning and

preparation services; operating

a collection agency;

and providing certain
courier services. In

addition, the Gramm

-Leach-Bliley Act (the

“GLB Act”) expanded

the scope of

permissible activities for
a bank holding company that

qualifies as a financial holding company.

Under the regulations implementing

the GLB Act, a
financial holding company may engage

in additional activities that are financial

in nature or incidental or complementary

to
a financial activity

such as securities

underwriting, insurance underwriting and

merchant banking. USCB Financial

Holdings,
Inc. is not a financial holding company.
In addition, as a general matter, the establishment or acquisition by USCB Financial Holdings, Inc. of

a non-bank entity,
or

the

initiation

of

a

non-banking

activity,

requires

prior

regulatory

approval.

In

approving

acquisitions

or

the

addition

of
activities,

the

Federal

Reserve

considers,

among

other

things,

whether

the

acquisition

or

the

additional

activities

can

USCB Financial Holdings, Inc.

2023 10-K

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
bonus payments will

be limited or

prohibited based on

the size of

the institution’s conservation buffer. The types

of payments
subject to this limitation include

dividends, share buybacks, discretionary payments on

Tier 1 instruments, and discretionary
bonus payments.
The

capital

regulations

may

also

impact

the

treatment

of

accumulated

other

comprehensive

income

(“AOCI”)

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
In May 2016,

amendments to the

Federal Reserve’s SBHC Policy

became effective which increased

the asset threshold
to qualify

to utilize

the provisions

of the

SBHC Policy

from $500

million to

$1.0 billion.

Subsequently,

as part

of the

2018
Act, the

threshold

was

increased

to

$3.0

billion.

Bank

holding companies

which

are subject

to the

SBHC

Policy

are not
subject to compliance with

the regulatory capital requirements

described above until they

exceed $3.0 billion in

assets. As
a consequence, as of December

31, 2023, USCB Financial Holdings, Inc.

was not required to

comply with the requirements
set forth above

and will not

be subject to

such requirements

until such time

that its

consolidated total

assets exceed

$3.0

USCB Financial Holdings, Inc.

2023 10-K

billion or

the Federal Reserve

determines that USCB

Financial Holdings, Inc.

is no

longer deemed to

be a

small bank

holding
company.

However,

if

USCB

Financial

Holdings,

Inc.

had

been

subject

to

the

requirements,

it

would

have

been

in
compliance with such requirements.
In

September

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

described below

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

Although

U.S. Century
Bank is a qualifying

community banking organization,

U.S. Century Bank has

elected not to opt

in to the CBLR

framework
at this time and will continue to follow the Basel III capital requirements as described above.
As of

December 31,

2023 and

2022, the

U.S. Century

Bank qualified

as a

“well capitalized”

institution. See

Note 15
“Regulatory Matters” of the Consolidated Financial Statements

included in Item 8 of this Form 10-K for further details.
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

An insured depository

institution is deemed

to be "well

capitalized" if

it has a

total risk-based

capital ratio

of 10.0% or
greater, a

tier 1 risk-based

capital ratio of 8.0%

or greater,

a Common Equity

Tier 1

risk-based capital ratio

of 6.5% and a
leverage ratio of 5.0%

or greater, and the institution is

not subject to

an order, written agreement, capital directive, or

prompt
corrective action

directive to

meet and

maintain a

specific level

for any

capital measure.

Under certain

circumstances,

a
well-capitalized, adequately

capitalized or

undercapitalized institution

may be

treated as

if the

institution were

in the

next
lower capital category if it is determined that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.

The degree of

regulatory scrutiny

of a financial

institution will increase,

and the permissible

activities
of

the

institution

will

decrease,

as

it

moves

downward

through

the

capital

categories.

Under

specified

circumstances,

a
federal

banking

agency

may

reclassify

a

“well-capitalized”

institution

as

adequately

capitalized

and

may

require

an
adequately capitalized institution or an

undercapitalized institution to comply with

supervisory actions as if

it were in

the next
lower

category

(except

that

the

FDIC

may

not

reclassify

a

significantly

undercapitalized

institution

as

critically
undercapitalized).

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
At December 31, 2023, U.S. Century Bank was deemed to be a “well-capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject

to the above mentioned restrictions.
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
As of December

31, 2023, our

ratio of construction

loans to total

risk-based capital

was 21%,

and therefore,

we were
under

the

100%

threshold

set

forth

in

clause

(iii)

in

the

paragraph

above.

However,

with

respect

to

clause

(iv)

in

the
paragraph above, as

of December

31, 2023, our

ratio of total

commercial real

estate loans

to total risk-based

capital was

USCB Financial Holdings, Inc.

2023 10-K

384% and the outstanding balance of

the institution’s commercial real estate portfolio increased by 50% or more in the prior
36 months.

As a

result, we

are deemed

to have

a concentration

in commercial

real estate

lending under

applicable regulatory
guidelines.
If a

concentration is

present, under

the federal

banking regulator’

guidance, management

should employ

heightened
risk management practices that address key elements,

including board and management oversight and strategic

planning,
portfolio management,

development

of underwriting

standards,

risk assessment

and monitoring

through

market analysis
and stress

testing, and

maintenance of

increased capital

levels as

needed to

support the

level of

commercial real

estate
lending.

To

address

the commercial

real

estate

lending

concentration,

U.S.

Century

Bank has

previously

established

a
commercial

real

estate

lending

framework

to

monitor

specific

exposures

and

limits

by

types

within

the

commercial

real
estate

portfolio,

including,

among

other

things,

annual

stress

testing

of

the

commercial

real

estate

portfolio,

and

takes
appropriate actions, as necessary.
Payment of Dividends and Share Repurchases
The ability of

the board of

directors of an

insured depository

institution to declare

a cash dividend

or other distribution
with respect to capital is subject

to federal and state statutory

and regulatory restrictions that

limit the amount available for
such

distribution

depending

upon

earnings,

financial

condition,

including

whether

the

institution

has

negative

retained
earnings, and cash needs of the institution,

as well as general business conditions.

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

or any written agreement

with a state or

federal regulatory agency.
Furthermore, under applicable

FDIC
regulations and policy,

because U.S. Century Bank has

negative retained earnings, it must obtain the

prior approval of the
FDIC before effecting a cash dividend or other capital

distribution.
A Federal Reserve policy statement on the payment

of cash dividends states that a bank holding

company should pay
cash dividends only to the

extent that the holding company’s net

income for the past year

is sufficient to cover both the

cash
dividends and

a rate

of earnings

retention that

is consistent

with the

holding company’s

capital needs,

asset quality

and
overall

financial

condition.

The

Federal

Reserve’s

policy

statement

also

provides

that

it

would

be

inappropriate

for

a
company experiencing serious financial problems to borrow funds to pay dividends.

Furthermore, under the federal prompt
corrective action

regulations, the

Federal Reserve

may prohibit

a bank

holding company

from paying

any dividends

if the
holding company’s bank subsidiary is classified

as “undercapitalized.” See “ - Prompt Corrective Action”

above.
Section 225.4(b)(1) of Regulation Y promulgated

by the Federal Reserve requires that

a bank holding company that is
not “well-capitalized” or “well-managed”,

or that is subject to any

unresolved supervisory issues, provide

prior notice to the
Federal Reserve for

any repurchase or

redemption of

its equity securities

for cash or

other value that

would reduce by

10
percent or more the bank

holding company’s consolidated

net worth aggregated over

the preceding 12-month period.

The
Federal

Reserve

may

disapprove

such

a

purchase

or

redemption

if

it

determines

that

the

proposal

would

constitute

an
unsafe or

unsound practice

or would

violate any

law,

regulation, Federal

Reserve order

or any

condition imposed

by,

or
written agreement
with, the Federal Reserve. As

of December 31, 2023, USCB

Financial Holdings, Inc. was

not subject to
any

formal

supervisory

restrictions

on

its

ability

to

pay

dividends

but

will

notify

the

Federal

Reserve

in

advance

of

any
proposed

dividend

to

the

Company's

shareholders

in

light

of

the

Bank's

negative

retained

earnings.

In

addition,

we

will
provide prior notification to the Federal Reserve prior to

effecting proposed share repurchases.
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

The GSICP was

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

USCB Financial Holdings, Inc.

2023 10-K

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
The

GSICP

Guidance

provides

that

enforcement

actions

may

be

taken

against

a

banking

organization

if

its

incentive
compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s
safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
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
10-K.

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
Limits on Transactions with Affiliates and

Insiders
Transactions

between

insured

financial

institutions

and

any

affiliate

are

governed

by

Sections

23A

and

23B

of

the
Federal Reserve Act. An affiliate

of an insured financial institution

is any company or entity which

controls, is controlled by
or

is

under

common

control

with

the

insured

financial

institution.

In

a

bank

holding

company

context,

the

bank

holding
company

of

an

insured

financial

institution

(such

as

the

Corporation)

and

any

companies

which

are

controlled

by

such
holding company

are affiliates of

the insured

financial institution.

Generally, Section 23A limits

the extent

to which

the insured
financial institution or its

subsidiaries may engage in

“covered transactions” with any one

affiliate to an amount equal

to 10%
of such institution’s

capital stock

and surplus, and

contains an

aggregate limit

on all such

transactions with

all affiliates

to
an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other

transactions

and

requires

that

all

transactions

be

on

terms

substantially

the

same,

or

at

least

as

favorable

to

the
insured financial institution, as

those provided to

a non-affiliate. The term “covered

transaction” includes the making

of loans
to, purchase of

assets from

and issuance of

a guarantee to

an affiliate

and similar

transactions. Section

23B transactions
also include the provision of services and the sale of assets by an insured financial institution to an affiliate.
Sections 22(g)

and (h)

of the

Federal Reserve

Act place

restrictions on

loans to

executive officers, directors

and principal
stockholders. Under

Section 22(h),

loans to

a director,

an executive

officer

and to

a greater

than 10%

stockholder

of an
insured

financial

institution,

and

certain

affiliated

interests

of

either,

may

not

exceed,

together

with

all

other

outstanding
loans to such

person and

affiliated interests,

the insured financial

institution’s loans

to one borrower

limit (generally

equal
to 15%

of

the

institution’s

unimpaired capital

and

surplus).

Section

22(h) also

requires

that

loans

to directors,

executive
officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the

institution and

(ii) does

not give

preference to

any director, executive

officer or

principal stockholder, or

certain affiliated
interests thereof, over other employees

of the insured financial institution.

Section 22(h) also requires prior board

approval
for the issuance of certain loans. In addition, the aggregate amount of extensions of credit by an insured financial institution
to all insiders cannot

exceed the institution’s

unimpaired capital and

surplus. Furthermore, Section

22(g) places additional
restrictions on

loans to

executive officers.

At December

31, 2023,

U.S. Century

Bank was

in compliance

with the

above
restrictions.
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

USCB Financial Holdings, Inc.

2023 10-K

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
In October 2022, the FDIC finalized a

rule that increased the initial base deposit insurance

assessment rates by 2 basis
points, beginning with the first

quarterly assessment period of 2023

(January 1, 2023 through

March 31, 2023). The FDIC,
as required under the FDIA, established a plan in

September 2020 (the “Restoration Plan”) to restore the DIF

reserve ratio
to meet or exceed

the statutory minimum

of 1.35% within eight

years. The Restoration

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

FDIC’s amended Restoration
Plan. The FDIC

also concurrently maintained

the Designated Reserve

Ratio (“DDR”) for

the DIF at

2% for 2023. The

new
assessment rate schedules will remain

in effect unless and until the reserve

ratio meets or exceeds 2% in order to support
growth

in

the

DIF

in

progressing

toward

the

FDIC’s

long-term

goal

of

a

2%

DRR.

Progressively

lower

assessment

rate
schedules will

take effect

when the

reserve ratio

reaches 2%,

and again

when it

reaches 2.5%.

The revised

assessment
rate schedule will

remain in effect unless

and until the

reserve ratio meets

or exceeds 2%,

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
Federal Reserve System and Federal Home Loan

Bank System
We are a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 11 regional FHLBs. Each FHLB serves as

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
0.07% (or

7 basis

points), which

is subject

to annual

adjustments, of

the Bank’s

total assets

at the

end of

each calendar
year

(up to

a maximum

of

$15

million),

plus

4.75%

of

our outstanding

advances

(borrowings)

from the

FHLB

of

Atlanta
under the activity-based stock ownership requirement.

USCB Financial Holdings, Inc.

2023 10-K

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

Act, enacted in 2001, as described below,

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

in October

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

This information must

be verified within

a reasonable time.

Furthermore, all customers

must be

screened
against any CIP-related government

lists of known or suspected

terrorists or other “sanctioned”

persons. In May 2018, the
U.S. Treasury’s

Financial Crimes

Enforcement Network,

or FinCEN,

issued a

final rule

under the

BSA requiring

banks to
identify and verify

the identity of

the natural persons

behind their customers

that are legal

entities—the beneficial

owners.
The

Anti-Money

Laundering

Act

of

2020

(the

“AML

Act’)

and

within

the

AML

Act,

the

Corporate

Transparency

Act

(the
“CTA”),

was enacted in

January 2021. The

AML Act is

intended to be

a comprehensive

reform and modernization

to U.S.
bank

secrecy

and

anti-money

laundering

laws.

Among

other

things,

it

codifies

a

risk-based

approach

to

anti-money
laundering compliance

for financial

institutions; requires the

development of

standards for evaluating

technology and

internal
processes

for BSA

compliance;

expands

enforcement-

and investigation

-related

authority,

including

increasing

available
sanctions

for

certain

BSA

violations

and

instituting

BSA

whistleblower

incentives

and

protections.

The

CTA

establishes
uniform beneficial

ownership reporting

requirements for

corporations, limited

liability companies,

and other similar

entities
formed or

registered to

do business in

the United

States. The

CTA authorizes U.S. Treasury’s Financial Crimes

Enforcement
Network (“FinCEN”) to collect that information and share it with authorized government authorities and financial institutions,
subject

to

effective

safeguards

and

controls.

In

December

2023,

FinCEN

issued

regulations

regarding

access

to

the
beneficial

ownership

information

collected

under

the

CTA.

We

and

our

affiliates

have

adopted

policies,

procedures

and
controls designed to comply with the BSA, the AML Act, the

CTA and the USA

PATRIOT

Act.

USCB Financial Holdings, Inc.

2023 10-K

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

Act

(“TILA”),

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

(“RESPA”), and Regulation X, which governs aspects of the settlement process for residential mortgage loans.
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
•

Check Clearing for

the 21st Century

Act (also known

as “Check 21”),

which gives “substitute

checks,” such as

digital
check images and copies made from that image, the

same legal standing as the original paper check;
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

Under the privacy protection

provisions of the GLB

Act and related regulations,

we are

USCB Financial Holdings, Inc.

2023 10-K

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
In

addition,

the

federal

banking

agencies

have

adopted

a

rule

to

establish

computer-security

incident

notification
requirements

for

bank

holding

companies,

banks

and

their

service

providers.

Under

the

rule,

banking

organizations

are
required to notify their primary

federal regulators within 36 hours

of any incident that has materially

disrupted or degraded,
or is

reasonably

likely to

materially disrupt

or degrade,

the banking

organization’s

ability to

deliver banking

services to

a
material portion of

its client base,

jeopardize the

viability of key

operations, or

impact the financial

stability of

the financial
sector. The rule also imposes

certain notification requirements on third-party bank

service providers when they experience
a computer-security

incident that

has caused,

or is

likely to

cause a

material service

disruption or

degradation for

four or
more hours. In such case, the service provider is required to notify its bank-designated point of contact as soon as possible upon discovery of the incident.
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

such as U.S. Century Bank,

for compliance with federal
consumer laws

remains largely

with those

institutions’

primary federal

regulators.

However,

the CFPB

may participate

in
examinations of these smaller

institutions on a “sampling

basis” and may refer

potential enforcement actions

against such
institutions to their

primary regulators. As such,

the CFPB may

participate in examinations of

U.S. Century Bank.

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
as “covered

funds” (including

not only

hedge funds,

commodity pools

and private

equity funds,

but also

a range

of asset
securitization structures

that do not

meet exemptive

criteria in the

final rules). This

statutory provision

is commonly

called
the “Volcker Rule.” At December 31, 2023, we are not

subject to the Volcker Rule because of our asset

size, which is below
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

including low- and moderate

-income neighborhoods, consistent with
safe and sound banking practices.

Accordingly,

the

CRA

generally

requires

federal

banking

agencies

to

evaluate

the

record

of

a

financial

institution

in
meeting applicable

CRA requirements.

The CRA

further requires

the agencies

to take

into account

our record

of meeting
community

credit

needs

when

evaluating

applications

for,

among

other

things,

new

branches

or

mergers.

We

are

also

USCB Financial Holdings, Inc.

2023 10-K

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

examinations

in

2023.

In

addition

to

substantive

penalties

and
corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA

into account when regulating and supervising

other activities of the bank, including

in
acting

on

expansionary

proposals

such

as when

a bank

submits

an

application

to establish

bank

branches,

merge

with
another bank,

or acquire

the assets

and assume

the liabilities

of another bank.

An unsatisfactory

CRA and/or

fair lending
record could

substantially delay or

block any

such transaction.

The regulatory agency's

assessment of

the institution's

record
is

made

available

to

the

public

at

www.ffiec.gov/craratings.

Following

its

most

recent

CRA

performance

evaluation

in
October 2022, U.S. Century Bank received an overall

rating of "Satisfactory."
In October 2023, the

federal banking agencies jointly issued

a final rule to

revise the regulations implementing the

CRA.
The final rule takes effect

on April 1, 2024, with

staggered compliance dates; the applicability date

for most of the provisions
is January

1, 2026.

The changes

are designed

to encourage

banks to

expand access

to credit,

investment

and banking
services in low and moderate income

communities, adapt to changes in

the banking industry including mobile

and internet
banking, provide

greater clarity and

consistency in

the application

of the CRA

regulations and

tailor CRA evaluations

and
data

collection

to

bank

size

and

type.

The

final

rule

implements

a

revised

regulatory

framework

that,

like

the

current
framework, is based on

bank asset size and

business model. Under the

final rule, a new

“Retail Lending Test” is established
except with

banks with

total assets

of less

than $600

million as

of December

31 in

either of

the prior

two calendar

years
have the option to maintain

the current CRA evaluation

framework, referred to in

the final rule as the

“Small Bank Lending
Test,”

or opt into

the Retail Lending

Test.

The Retail Lending

Test

evaluates a bank’s

record of helping

to meet the

credit
needs of

its community

through the

origination and

purchase of

residential

mortgage, multi

-family,

small business,

small
farm and,

in certain

cases, automobile

loans. Banks

of all

sizes will

maintain the

option to

elect to

be evaluated

under a
strategic plan

with the

final rule

updating the

standards

for obtaining

approval for

such plan.

The final

rule continues

the
current

approach

of

requiring

banks

to

delineate

specific

“facility-based

assessment

areas,”

which

comprise

the

areas
around a bank’s main office, branches, and deposit-taking remote service facilities (e.g., ATMs). The final rule allows banks
to receive CRA credit for any qualified community development activity, regardless

of location.
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

Federal and state

regulatory agencies

also periodically propose

and adopt changes

to their regulations

or
change the manner

in which existing

regulations are

applied or

interpreted. The

substance or

impact of pending

or future
legislation or regulation, or

the application thereof, cannot

be predicted, although enactment

of proposed legislation has

in
the past

and may

in the

future affect

the regulatory

structure under

which we

operate and

may significantly

increase our
costs, impede the efficiency

of our internal business

processes, require us to

increase our regulatory

capital or modify our

USCB Financial Holdings, Inc.

2023 10-K

business

strategy,

or

limit

our

ability

to

pursue

business

opportunities

in

an

efficient

manner.

Our

business,

financial
condition, results

of operations

or prospects

may be

adversely affected,

perhaps materially,

as a

result of

any such

new
legislation or regulations.
Federal Securities Laws and the Sarbanes-Oxley Act
USCB

Financial

Holdings,

Inc.’s

common

stock

is

registered

with

the

SEC

under

Section

12(b)

of

the

Securities
Exchange Act of 1934. USCB Financial

Holdings, Inc. is subject to the

proxy and tender offer rules, insider trading reporting
requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.
As a public company,

USCB Financial Holdings, Inc. is also subject to

the Sarbanes-Oxley Act of 2002 (“SOA”), which
is applicable to all companies, both U.S. and non-U.S., that file periodic reports under the Securities Exchange Act of 1934.
The stated goals of

the SOA were to increase

corporate responsibility, to provide for enhanced penalties for accounting and auditing

improprieties

at

publicly

traded

companies

and

to

protect

investors

by

improving

the

accuracy

and

reliability

of
corporate disclosures

pursuant to

the securities

laws. The

SEC is

responsible for

establishing rules

to implement

various
provisions of

the SOA.

The SOA

includes specific

disclosure requirements

and corporate

governance rules,

requires the
SEC and securities exchanges to adopt

extensive additional disclosure, corporate

governance and other related rules

and
mandates

further

studies

of

certain

issues

by

the

SEC.

The

SOA

represents

significant

regulation

of

the

accounting
profession and

corporate governance

practices, such

as the

relationship

between a

board of

directors and

management
and between a board of directors and its committees.
As directed

by the

SOA, USCB

Financial Holdings,

Inc.’s principal

executive officer

and principal

financial officer

are
required to certify that the Corporation’s quarterly and

annual reports do not contain any untrue

statement of a material fact.
The rules adopted by

the SEC under the

SOA have several requirements,

including having these

officers certify that:

they
are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial
reporting; they

have made

certain disclosures

to USCB

Financial Holdings,

Inc.’s auditors

and the audit

committee of

the
Board of Directors

about USCB

Financial Holdings,

Inc.’s internal

control over

financial reporting;

and they

have included
information in USCB Financial Holdings,

Inc.’s quarterly and annual

reports about their evaluation

and whether there have
been

changes

in

USCB

Financial

Holdings,

Inc.’s

internal

control

over

financial

reporting

or

in

other

factors

that

could
materially affect USCB Financial Holdings, Inc.’s

internal control over financial reporting.
In March 2020, the SEC issued

a final rule, effective

April 27, 2020, under the

SOA – Amendments to the Accelerated
Filer and

Large Accelerated

Filer Definitions.

As a

result of

the amendments,

certain low

revenue and/or

low public

float
filers, while they remained obligated to provide a

report by management assessing the effectiveness of their internal control over financial reporting (“ICFR”), were

not required to provide

an attestation report from

their independent auditor assessing
the effectiveness of their ICFR. USCB Financial Holdings,

Inc. meets the amended definition and is not required to provide an attestation report from its independent

auditor assessing the effectiveness of its ICFR. In

addition, as long it is

an eligible
emerging growth company,

such auditor attestation

requirement will not

apply to USCB

Financial Holdings, Inc.

However,
U.S. Century Bank

remains subject to

independent auditor attestation required

under FDIC regulations

set forth at

12 C.F.R.
§363.3(b).
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

2023 10-K

Item 1A. Risk Factors

This

section

contains

a

description

of

the

material

risk

and

uncertainties

identified

by

management

that

could,
individually or in combination, harm our business, results of operations, liquidity and financial condition. The risks described below are

not all

inclusive. We

may face

other risks

that are

not presently

known, or

that we

presently deem

immaterial,
which may also adversely

affect our business, results

of operations, liquidity and

financial condition. If any

of these known
or unknown risks

or uncertainties actually

occur,

our business, results

of operations, liquidity

and financial condition

could
be materially and adversely affected.

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

results

of
operations, growth and prospects.
•

Changes in

U.S. trade policies

and other

global political factors

beyond our

control, including the

imposition of tariffs,
retaliatory

tariffs,

or

other

sanctions,

may

adversely

impact

our

business,

financial

condition

and

results

of
operations.

•

Our lending business is subject to credit risk, which could

lead to unexpected losses.

•

The transition from the use of LIBOR may adversely impact the interest rates paid on certain financial instruments.
•

Natural

disasters

and

severe

weather

events

in

Florida

could

have

a

material

adverse

impact

on

our

business,
financial condition and operations.
•

Our business is subject to

interest rate risk and variations

in interest rates may

materially and adversely affect

our
financial performance.
•

A

failure

or

the

perceived

risk

of

a

failure

to

raise

the

statutory

debt

limit

of

the

U.S.

in

the

future

could

have

a
material adverse effect on our business, financial

condition and results of operations.
•

Our allowance for credit losses may not be sufficient

to absorb potential losses in our loan portfolio.

•

Our commercial loan portfolio may expose us to increased

credit risk.

•

The imposition of further limits

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

USCB Financial Holdings, Inc.

2023 10-K

•

We may not recover all amounts that are contractually

owed to us by our borrowers.

•

Non-performing assets

take significant time

to resolve and

adversely affect

our results of

operations and financial
condition, and could result in further losses in the future.
•

We engage in

lending secured by

real estate and

may foreclose on

the collateral and

own the underlying

real estate,
subjecting us

to the

costs and potential

risks associated with

the ownership

of real

property and

other risks, including
exposure

to

environmental

liability,

or

consumer

protection

initiatives

or

changes

in

state

or

federal

law

may
substantially raise the cost of foreclosure or prevent us

from foreclosing at all.
•

We are exposed to risk of environmental liability when

we take title to property.
•

We are subject to

certain operational risks, including, but

not limited to, customer, employee or

third-party fraud and
data processing system failures and errors.
•

We face significant

operational risks because

the nature of the

financial services business

involves a high volume
of transactions.
•

We have several large depositor

relationships, the loss of

which could force us to

fund our business through more
expensive and less stable sources.
•

Our

securities

portfolio

performance

in

difficult

market

conditions

could

have

adverse

effects

on

our

results

of
operations.
•

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

•

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

business.
•

We must respond to rapid technological changes

to remain competitive.
•

We continually

encounter technological change,

and we may

have fewer resources

than many of

our competitors
to invest in technological improvements.
• A
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
•

Litigation

and

regulatory

actions,

including

possible

enforcement

actions,

could

subject

us

to

significant

fines,
penalties, judgments

or other requirements

resulting in

increased expenses or

restrictions on

our business

activities.

USCB Financial Holdings, Inc.

2023 10-K

•

Certain of our

directors may

have conflicts of

interest in determining

whether to present

business opportunities

to
us or another entity with which they are, or may become, affiliated.
Risks Related to Our Tax, Accounting

and Regulatory Compliance

•

Our ability to

recognize the benefits

of our deferred

tax assets is

dependent on future

cash flows and

taxable income
and may be materially impaired upon significant changes

in ownership of our common stock.
•

The accuracy of

our financial statements

and related disclosures

could be affected

if the judgments,

assumptions
or estimates used in our critical accounting policies are inaccurate.
•

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
•

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
•

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
•

Our ability to pay dividends is subject to restrictions.
•

The market price and trading volume of our Class A common stock may be volatile, which could result in rapid and substantial losses for our shareholders.
•

There are

significant restrictions

in our

Articles of

Incorporation

that restrict

the ability

to sell

our capital

stock

to
shareholders that would own 4.95% or more of our stock,

excluding our Significant Investors.
•

Because

we

are

an

emerging

growth

company

and

because

we

have

decided

to

take

advantage

of

certain
exemptions from various reporting

and other requirements applicable

to emerging growth companies,

our Class A
common stock could be less attractive to investors.
•

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

2023 10-K

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

Furthermore, the economic disruption spurred

by the continuing COVID-
19

pandemic

has

particularly

affected

commercial

real

estate

markets.

Additionally,

the

pandemic

has

accelerated

the
adoption of

remote work options,

potentially influencing the

long-term performance of

office properties within

our commercial
real estate portfolio. If we are required

to liquidate our real estate collateral

securing a loan during a period of

reduced real
estate values

to satisfy

the debt,

our earnings

and capital

could be

adversely affected.

Moreover,

since a

large portion

of
our loan portfolio

is secured by

properties located in

South Florida, the occurrence

of a natural

disaster, such as a hurricane,
or a man-made disaster could result in a decline in loan originations,

a decline in the value or the destruction of mortgaged
properties and an increase in

the risk of delinquencies, foreclosures

or loss on loans

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
In addition, there are continuing concerns related

to, among other things, the increasing

level of U.S. government debt
and fiscal actions that may be taken to address that debt, price fluctuations of key natural resources, inflation, the potential
resurgence of economic and political tensions with China,

the continuing war in Ukraine, the

conflict in Gaza and continuing
higher oil prices due to, among other things, Russian supply disruptions resulting from the ongoing Ukrainian conflict, each
of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall

economic

uncertainty

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
We

target

our

business

development

and

marketing

strategies

primarily

to

serve

the

banking

and

financial

services
needs of SMBs and

the owners and operators of

those businesses. SMBs generally have

fewer financial resources in terms
of capital or

borrowing capacity

than larger entities,

frequently have

smaller market shares

than their competition,

may be
more

vulnerable

to

economic

downturns,

often

need

substantial

additional

capital

to

expand

or

compete,

and

may
experience substantial

volatility in

operating results,

any of

which, individually

or in

the aggregate,

may impair

their ability
as a borrower

to repay a loan.

In addition, the success

of SMBs often

depends on the management

skills, talents and efforts
of a

small group

of key

people, and

the death,

disability or

resignation of

one or

more of

these individuals

could have

an
adverse impact on

the business and

its ability to

repay its loan.

If general economic

conditions negatively impact

the markets
in which we operate

or any of our

borrowers otherwise are affected by adverse

business developments, our SMB borrowers
may be disproportionately affected and their ability to

repay outstanding loans may be adversely affected, which could have
a material adverse effect on our business, financial

condition and results of operations.
The

continuing

COVID-19

pandemic

has,

and

may

continue

to,

adversely

affect

our

business,

financial
condition, liquidity, capital and results

of operations.
The

COVID-19

pandemic

has

adversely

impacted

the

global

and

national

economy

and

certain

industries

and
geographies in which

our customers operate.

Given its

ongoing and dynamic

nature, it is

difficult to

predict the full

impact

USCB Financial Holdings, Inc.

2023 10-K

of the continuing

COVID-19 pandemic

on the business

of the Company,

its customers, employees

and third-party

service
providers.

The

extent

of

such

impact

will

depend

on

future

developments,

which

are

highly

uncertain.

Additionally,

the
responses of various governmental and non-governmental authorities and consumers to the on-going pandemic may have
material long-term effects on

USCB Financial Holdings and our subsidiary

U.S. Century Bank and its customers

which are
difficult to quantify in the near-term or long-term.
Inflationary pressures and rising prices may affect

our results of operations and financial condition.
Since 2021, there have been market indicators of a pronounced rise in inflation and the Federal Reserve raised certain benchmark interest rates 11 times in

2022 and 2023 in

an effort to combat

inflation.

Although the rate of

inflation moderated
in the fourth

quarter of 2023,

it is still

at levels not seen

for more than

40 years. As

inflation increases and

market interest
rates rise

the value

of our

investment securities,

particularly those

with longer

maturities, decreases,

although this

effect
can be less

pronounced for floating-rate

instruments. In addition,

inflation generally increases

the cost of

goods and services
we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Also, a prolonged period of inflation could cause wages and other of our costs to increase, which could adversely affect our results of operations and financial condition.

Furthermore, our customers are also

affected by inflation and the

rising costs of goods
and services

used in

their households

and businesses,

which could

have a

negative impact

on their

ability to

repay their
loans with

us. In

addition, SMBs

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

deposit

outflows,

resulting

in

the

institutions

being

placed

into

FDIC

receiverships.

In

the

aftermath,

there

was
substantial

market

disruption

and

indications

that

deposit

concerns

could

spread

within

the

banking

industry,

leading to
deposit outflows and other destabilizing results. While the Company does not believe that the circumstances of these bank
failures, including, in

several cases, the

elevated concentrations of uninsured

deposits, are necessarily indicators

of broader
issues for concern

with all other

banks or with

the banking system itself,

the failures are

likely to continue

to have an

adverse
effect on customer

confidence and the

availability of funding

and liquidity,

as well as possibly

lead to increased regulatory
requirements and costs

and negative reputational

ramifications for

institutions in the

banking industry,

including, possibly,
the Company and its depository subsidiary, U.S. Century Bank.

We will continue to closely monitor the ongoing events

and
volatility

in

the

financial

services

industry,

together

with

responsive

measures

by

the

banking

regulators

to

mitigate

or
manage

the

concerns

of

bank

customers

regarding

FDIC

deposit

insurance

coverage

and

the

safety

and

soundness

of
community

banks.

U.S.

Century

Bank

maintains

a

well-diversified

deposit

base.

At

December

31,

2023,

our

top

15
depositors only

hold 20% of

our total portfolio.

As of December

31, 2023,

45% of

our deposits

are estimated

to be FDIC-
insured. Our public funds

are 14% of total

deposits and are partially

collateralized. The estimated

average account size

of
our

deposit

portfolio

is

$97.0

thousand.

In

addition,

the

Bank

was

considered

a

“well

capitalized”

institution

as

of
December 31, 2023 and 2022.

Insufficient liquidity could

impair our ability to

fund operations and jeopardize

our financial condition,

results
of operations, growth and prospects.
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

USCB Financial Holdings, Inc.

2023 10-K

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
including the

continuing war

in Ukraine

and the

continued heightened

tensions between

Russia and

the U.S.,

NATO,

the
EU and the

UK, as well

as the conflict

in Gaza, have

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

and results of operations.
The

transition

from

the

use

of

LIBOR

may

adversely

impact

the

interest

rates

paid

on

certain

financial
instruments.
LIBOR was used as a reference rate for certain of the Corporation’s adjustable-rate loans and bonds. In 2017, the U.K.
Financial Conduct

Authority,

which regulates

LIBOR,

announced that

the publication

of LIBOR

would not

be guaranteed
beyond 2021. In December 2020, the

administrator of LIBOR announced its intention to

(i) cease the publication of the

one-
week and two-month

U.S. dollar LIBOR

after December 31,

2021, and (ii)

cease the publication

of all other

tenors of U.S.
dollar LIBOR (one, three, six and 12 month LIBOR) after

June 30, 2023.
There are ongoing efforts to establish an alternative

reference rate. The Federal Reserve Board, in conjunction with the
Alternative

Reference

Rates

Committee,

a

steering

committee

comprised

of

large

U.S.

financial

institutions,

supports
replacing LIBOR with SOFR, a new index calculated

by short-term repurchase agreements backed by

Treasury securities.
The Bank adopted SOFR as its preferred benchmark as

an alternative to LIBOR for use in new contracts in 2023.

USCB Financial Holdings, Inc.

2023 10-K

While

the

Adjustable

Interest

Rate

(LIBOR)

Act

and

implementing

regulations

will

help

to

transition

legacy

LIBOR
contracts to a new benchmark rate, the

substitution of SOFR for LIBOR may

have potentially significant economic impacts
on parties to affected

contracts. SOFR is

different from LIBOR

in that it is

a retrospective-looking secured

rate rather than
a forward-looking

unsecured rate.

Additionally,

while SOFR

appears to

be the

preferred replacement

rate for

LIBOR, it

is
not

possible

to

predict

whether

SOFR

will

ultimately

prevail

in

the

market

as

the

definitive

replacement

for

LIBOR.
Uncertainty

as

to

the

nature

of

alternative

reference

rates,

and

as

to

potential

changes

or

other

reforms

related

to

the
transition from LIBOR, may adversely affect the val

ue of LIBOR-based financial arrangements of the Company.
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

expected that our

primary source of

income will
continue to be from

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
During 2022

and 2023,

the Federal

Open Market

Committee of

the Federal

Reserve (the

“FOMC”) increased

certain
benchmark interest rates to reduce the rate of inflation to the extent necessary to reduce inflation to the rate that the FOMC
believes is appropriate. Since March 2022, the FOMC has increased the federal funds rate by

500 basis points. All of these
increases were expressly made in response to inflationary pressures.

Recently the FOMC has paused increases in certain
benchmark interest rates and may consider decreases in such

benchmark rates at some point during 2024. However, there
can be no

assurances as to

any future FOMC

action, including whether

it decreases

the federal funds

rate or implements
further increases.

While an increase in

interest rates may increase

our weighted average

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

the increases in our

deposit rates while
maintaining

an

acceptable

level

of

deposits.

Due

to

competitive

pressures

in

2023,

we

increased

the

rates

paid

on

our
interest-bearing deposits such that

our weighted average cost

of deposits increased from

0.62% for 2022

to 3.04% for

2023.
Finally,

we

cannot

provide

any

assurances

that

we

can

maintain

our

current

levels

of

noninterest-bearing

deposits

as
customers may seek higher-yielding products due to the

increased interest rates being paid on deposits currently.
Accordingly,

changes

in

levels

of

interest

rates

could

materially

and

adversely

affect

our

net

interest

margin,

asset
quality, loan origination

volume, average loan portfolio balance, liquidity,

and overall profitability.

USCB Financial Holdings, Inc.

2023 10-K

A failure or the perceived

risk of a failure to raise

the statutory debt limit

of the U.S. in the future

could have a
material adverse effect on our business, financial

condition and results of operations
.
Ongoing

U.S.

debt

ceiling

and

budget

deficit

concerns

have

increased

the

possibility

of

additional

credit-rating
downgrades

and

economic

slowdowns,

or

a

recession

in

the

United

States.

Although

U.S.

lawmakers

have

passed
legislation

in the

past to

raise the

federal debt

ceiling

on multiple

occasions,

including

the most

recent

increase

in June
2023, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further

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
sheet date. Under the CECL

model, expected credit deterioration

will be reflected in the

income statement in the

period of
origination or acquisition of a loan,

with changes in expected credit losses

due to further credit deterioration or

improvement
reflected in

the periods

in which

the expectation

changes. Accordingly,

implementation of

the CECL

model could

require
financial institutions, like us, to

increase our allowances for

credit losses from levels in place

prior to the implementation of
CECL. As a result of the initial implementation of CECL,

we incurred as of January 1, 2023 a $1.1

million cumulative effect
of the adoption

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

USCB Financial Holdings, Inc.

2023 10-K

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

further limits by the

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

50% or more during the preceding 36
months.

At

December

31,

2023,

our

total

commercial

investor

real

estate

loans,

including

loans

secured

by

apartment
buildings, commercial real estate, and construction

and land loans represented 384% of the Bank’s

total risk-based capital
and the growth in the commercial real estate portfolio exceeded 50% over the preceding 36 months. The particular focus of
the guidance is on exposure to commercial

real estate loans that are dependent

on the cash flow from the real estate

held
as collateral and that

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

FDIC, the

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

USCB Financial Holdings, Inc.

2023 10-K

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

and regulations as

well as the

recently
enacted Corporate

Transparency

Act. Our failure

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
When

we

lend

funds,

commit

to

fund

a

loan

or

enter

into

a

letter

of

credit

or

other

credit-related

contract

with

a
counterparty, we incur credit risk. The

credit quality of our

portfolio can have a

significant impact on our

earnings. We expect
to experience charge-offs and delinquencies on our loans

in the future. Many borrowers have been negatively impacted by the ongoing COVID-19 pandemic and

related economic consequences, and

may continue to be similarly or

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

loss

if the

loan becomes

non-performing

and we

proceed to

foreclose

on or

repossess

the collateral.

With

USCB Financial Holdings, Inc.

2023 10-K

respect to loans that we originate for condominium or homeowners'

associations, these loans are primarily secured by and
rely upon the

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

including
exposure

to

environmental

liability,

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

USCB Financial Holdings, Inc.

2023 10-K

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
We

also

rely

on

the

integrity

and

security

of

a

variety

of

third

party

processors,

payment,

clearing

and

settlement
systems, as well

as the various

participants involved

in these systems,

many of which

have no direct

relationship with us.
Failure

by

these

participants

or

their

systems

to

protect

our

customers'

transaction

data

may

put

us

at

risk

for

possible
losses due

to fraud

or operational

disruption. At

the date

of this

Annual Report

Form 10-K,

there is

no knowledge or

indication
that customer

sensitive information

was compromised

as a

result of

third parties

system vulnerabilities,

but management
continues to monitor developments and vendor communications.
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
We

face

significant

operational

risks

because

the

nature

of

the

financial

services

business

involves

a

high
volume of transactions .
We

operate

in

diverse

markets

and

rely

on

the

ability

of

our

employees

and

systems

to

process

a

high

number

of
transactions. Operational

risk is

the risk of

loss resulting from

our operations,

including but not

limited to, the

risk of fraud
by employees or

persons outside

the Company,

the execution

of unauthorized

transactions by

employees, errors

relating
to transaction

processing and technology, breaches of

our internal

control systems and

compliance requirements. Insurance
coverage may

not be available

for such

losses, or

where available, such

losses may

exceed insurance

limits. This

risk of
loss

also

includes

potential

legal

actions

that

could

arise

as

a

result

of

operational

deficiencies

or

as

a

result

of

non-
compliance with applicable regulatory standards,

adverse business decisions or their

implementation, or customer attrition
due to

potential adverse publicity. In the

event of a

breakdown in our

internal control systems,

improper operation of

systems
or improper employee actions, we could suffer financial

loss, face regulatory action, and/or suffer damage to

our reputation.
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
Our securities portfolio performance in difficult market conditions could have adverse effects on our results of
operations .
Unrealized losses on

investment securities result from

changes in credit

spreads and liquidity

issues in the

marketplace,
along

with

changes

in

the

credit

profile

of

individual

securities

issuers.

Under

GAAP,

we

are

required

to

review

our
investment

portfolio

periodically

for

the

presence

of credit

losses

of

our securities,

taking

into consideration

current

and
future

market

conditions,

the

extent

and

nature

of

changes

in

fair

value,

issuer

rating

changes

and

trends,

volatility

of

USCB Financial Holdings, Inc.

2023 10-K

earnings, current

analysts’ evaluations,

our ability

and intent

to hold

investments until

a recovery

of fair

value, as

well as
other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular
securities to be impaired, with the credit-related portion of the reduction in the value recognized as a

charge to our earnings
through an allowance. Subsequent valuations,

in light of factors prevailing at that

time, may result in significant changes

in
the values of these securities in future periods.

Any of these factors could require us to

recognize further impairments in the
value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.
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

USCB Financial Holdings, Inc.

2023 10-K

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to

commit

resources

to support

such subsidiary

bank. Under

the “source

of strength”

doctrine, the

Federal Reserve
may

require

a

holding

company

to

make

capital

injections

into

a

troubled

subsidiary

bank

and

may

charge

the

holding
company with

engaging

in unsafe

and unsound

practices

for failure

to commit

resources

to a

subsidiary

bank. A

capital
injection may be required

at times when the

holding company may

not have the resources

to provide it and

therefore may
be required to attempt to

borrow the funds or raise

capital. Thus, any borrowing that must

be done by the Company

to make
a required

capital injection becomes

more difficult and

expensive and

could have

an adverse

effect on our

business, financial
condition and results of operations.

Moreover, it is possible that we will be

unable to borrow funds or

otherwise raise capital
at a

time when

it is

needed. In

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
Any acquisition activities we engage in could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. Also, if

we finance acquisitions by issuing equity securities,

our existing shareholders’ ownership may be

diluted,
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

USCB Financial Holdings, Inc.

2023 10-K

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

and William Turner,

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

USCB Financial Holdings, Inc.

2023 10-K

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
our

ability

to

compete

effectively

and

could

have

an

adverse

effect

on

our

business,

financial

condition

and

results

of
operations. As

these

technologies

improve

in the

future,

we may

be required

to make

significant

capital

expenditures

in
order to remain

competitive, which may increase

our overall expenses

and have an

adverse effect on our

business, financial
condition and results of operations.
We

continually

encounter

technological

change,

and

we

may

have

fewer

resources

than

many

of

our
competitors to invest in technological improvements.
The financial

services industry is

undergoing rapid technological

changes with frequent

introductions of new

technology-
driven products and

services. The effective use

of technology increases efficiency

and enables financial institutions

to better
serve customers and to reduce

costs. Our future success

will depend, in part, upon

our ability to address the

needs of our
clients by using technology to

provide products and services

that will satisfy client demands

for convenience, as well

as to
create additional

efficiencies in our operations. Many national vendors provide turn-key services to community banks, such as internet banking and remote deposit capture that allow smaller banks to compete with institutions that have substantially
greater resources

to invest

in technological

improvements.

We

may

not

be

able,

however,

to effectively

implement

new
technology-driven products and services or be successful

in marketing these products and services to our customers.
A

failure,

interruption,

or

breach

in

the

security

of

our

systems,

or

those

of

our

contracted

vendors,

could
disrupt

our

business,

result

in

the

disclosure

of

confidential

information,

damage

our

reputation,

and

create
significant financial and legal exposure.
Although we

devote significant

resources to maintain

and regularly update

our systems and

processes that are

designed
to

protect

the

security

of

our

computer

systems,

software,

networks

and

other

technology

assets,

as

well

as

the
confidentiality,

integrity and availability

of information belonging

to us and

our customers,

there is no

assurance that

all of
our

security

measures

will

provide

absolute

security.

Many

financial

institutions,

including

us,

have

been

subjected

to
attempts to infiltrate the security of their websites or other systems, some involving sophisticated targeted attacks intended
to obtain

unauthorized access

to confidential

information, destroy

data, disrupt

or degrade

service, sabotage

systems or
cause other damage, including through the introduction of

computer viruses or malware, cyber-attacks and other means. At this point,

although there

is no

knowledge or

indication that we

have experienced a

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

to our data or

that of our customers

or clients. Similar

to other companies,

our risks and exposures

related
to cybersecurity attacks have increased as

a result of the related increased

reliance on remote working (largely

as a result
of the COVID-19 pandemic)

and the increase in

digital operations. Such

risks and exposures

are expected to

remain high
for the foreseeable

future due

to the rapidly

evolving nature

and sophistication

of these

threats and

the expanding

use of
technology, as our web

-based product offerings grow and we expand

internal usage of web-based applications.
A successful

penetration

or

circumvention

of the

security

of our

systems,

including those

of our

third-party

vendors,
could

cause

serious

negative

consequences,

including

significant

disruption

of

our

operations,

misappropriation

of
confidential information,

or damage

to computers

or systems,

and may

result in violations

of applicable

privacy and

other

USCB Financial Holdings, Inc.

2023 10-K

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

elevated as

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
penalties,

judgments

or

other

requirements

resulting

in

increased

expenses

or

restrictions

on

our

business
activities.

In the normal course of

business, from time to time, we

have in the past and

may in the future be

named as a defendant
in various

legal actions

arising in

connection with

our current

and/or prior

business

activities. Legal

actions could

include
claims for substantial compensatory and/or

punitive damages or claims for indeterminate

amounts of damages. Further,

in
the future

our

federal

and/or

state

bank

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

USCB Financial Holdings, Inc.

2023 10-K

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

our deferred tax

assets is dependent

on future cash flows

and taxable
income and may be materially impaired upon significant

changes in ownership of our common stock.
We recognize the expected future tax

benefit from deferred tax assets when

it is more likely than

not that the tax benefit
will be

realized. Otherwise,

a valuation

allowance

is applied

against our

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
alternatives,

any of

which

may be

reasonable

under

the circumstances,

yet

which

may result

in

our

reporting

materially
different

results

than

would

have

been

reported

under

a

different

alternative.

Certain

accounting

policies

are

critical

or
significant to presenting our financial

condition and results of

operations. Our critical accounting policies, which

are included
in the section captioned "Management's Discussion and Analysis of Financial Condition and Results

of Operations" in Item
7 of this Annual Report

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

USCB Financial Holdings, Inc.

2023 10-K

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

future failure

to maintain

effective internal

control over

financial reporting

could impair

the reliability

of
our financial

statements, which

in turn could

harm our business,

impair investor

confidence in the

accuracy and
completeness of

our financial

reports and

our access

to the

capital markets,

cause the

price of

our Class

A common
stock to decline and subject us to regulatory penalti

es.
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

As a public company,

we are required to comply with
SEC regulations, including

the Sarbanes-Oxley Act

and other rules

that govern public

companies that we

previously were
not required to comply with

as a private company.

In particular,

we are required to certify

our compliance with Section

404
of the

Sarbanes-Oxley Act, which

requires us to

annually furnish

a report by

management on the

effectiveness of our

internal
control

over

financial

reporting.

When

evaluating

our

internal

controls

over

financial

reporting,

we

may

identify

material
weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We periodically review our formal policies, processes and practices related to financial reporting

and to the identification of

key financial reporting risks, assess

their potential impact
and the linkage of those risks to specific areas and controls within our organization.
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

emerging growth company

or as a non-accelerated

smaller reporting company,

we
are engaged

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

USCB Financial Holdings, Inc.

2023 10-K

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
The

federal

Bank

Secrecy

Act,

the

Uniting

and

Strengthening

America

by

Providing

Appropriate

Tools

Required

to
Intercept and

Obstruct Terrorism

Act of

2001, or

the USA

PATRIOT

Act, and

other laws

and regulations

require financial
institutions, among

other duties,

to institute

and maintain

effective anti-money

laundering programs

and to

file suspicious
activity and

currency transaction

reports, as

appropriate. The

federal Financial

Crimes Enforcement

Network, or

FinCEN,
established by the

U.S. Treasury

Department to

administer the

Bank Secrecy

Act, is authorized

to impose significant

civil
money penalties for

violations of those

requirements and has engaged

in coordinated enforcement efforts

with the individual
federal

banking

regulators,

as

well

as

the

U.S.

Department

of

Justice,

Drug

Enforcement

Administration

and

Internal
Revenue Service. Additionally,

South Florida has been designated as a “High Intensity Financial Crime Area” (“HIFCA”)

by
FinCEN and

a “High

Intensity Drug

Trafficking

Area” (“HIDTA”)

by the

Office of

National Drug

Control Policy.

The HIFCA
program is intended to concentrate law enforcement efforts

to combat money laundering efforts in higher-risk

areas. There
is also increased scrutiny of compliance with

the rules enforced by OFAC. Federal and state bank regulators have for many years

focused

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

USCB Financial Holdings, Inc.

2023 10-K

10.5% or more; and a leverage ratio of 4% or more.

Institutions must also maintain a capital conservation

buffer consisting
of common equity

Tier 1

capital. In addition

to the higher

required capital ratios

and the new

deductions and adjustments,
the final

rules increased

the risk

weights for

certain assets,

meaning that

we will

have to

hold more

capital against

these
assets. We are also be required to hold capital against

short-term commitments that are not unconditionally cancellable.
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
conditions

resulting

from

any

violation

or practice,

to

issue an

administrative

order

or enforcement

that

can

be judicially
enforced, to direct an increase

in our capital, to restrict our

growth, to change the asset composition

of our loan or securities
portfolios

or

balance

sheet,

to

assess

civil

monetary

penalties

against

our

officers

or

directors,

to

remove

officers

and
directors and, if

it is concluded

that such conditions

cannot be corrected

or there is

an imminent risk

of loss to

depositors,
to

terminate

our

deposit

insurance

and

force

us

to

terminate

our

business

operations.

If

we

become

subject

to

such
regulatory actions, our business, financial condition, result

s

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

a significant level

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

USCB Financial Holdings, Inc.

2023 10-K

propose numerous

initiatives to

supplement the

global effort

to combat

climate change,

including provisions

contained in
the

Inflation

Reduction

Act

of

2022.

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

A common stock, include but not limited to:
•

general market conditions;
•

domestic and international economic factors unrelated

to our performance;
•

variations in our quarterly operating results or failure to

meet the market’s earnings expectations;
•

publication of research reports about us or the financial services industry in general;
•

the determination of securities analysts to not cover our

Class A common stock;
•

the opinion of securities analysts about our stock as an investment;
•

additions to or departures of our key personnel;
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

2023 10-K

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
•

we

are

not

required

to

give

our

shareholders

non-binding

advisory

votes

on

executive

compensation

or

golden
parachute arrangements.
We may

continue to

take advantage

of some

or all

of the

reduced regulatory

and reporting

requirements that

will be
available to

us as

long as

we continue

to

qualify

as an

emerging

growth

company.

We

will remain

an emerging

growth
company until the

earliest to occur

of (i) the

last day of

the first fiscal

year in which

our annual gross

revenues exceed $1.235
billion, (ii) the date that the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day

in June of that year,

(iii) the date on which

we have, during the

previous three-year period, issued
more than $1 billion in non-convertible debt,

or (iv) the end of fiscal year following the fifth

anniversary of the completion of
our IPO (which will be December 31, 2026).
It is possible

that some

investors may

find our Class

A common stock

less attractive

since we chose

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
As an emerging

growth company,

we elected to

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

have

relied

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

L.P.

and Patriot Financial

Partners Parallel II, L.P.

(collectively,

"Patriot"), and Priam

Capital Fund II,
LP

("Priam,"

and

together

with

Patriot,

the

"Significant

Investors").

As

of

February

29,

2024

Patriot

and

Priam

own
approximately 22.82% and 22.83%,

respectively,

of our outstanding Class A

common stock. In addition,

Patriot and Priam
are each entitled to nominate a director to our Board and have certain subscription rights to purchase new equity securities

USCB Financial Holdings, Inc.

2023 10-K

that we issue

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

to a vote of

our shareholders, including mergers and

other acquisition transactions, amendments
to our

amended Articles

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
Our governing documents include provisions that:
•

empower our Board, without shareholder approval, to issue shares of preferred stock, the terms of which, including
voting power, are set by our

Board;
•

provide that directors may be removed from office only for cause and only upon a majority vote of the shares of our
Company with voting power;
•

prohibit holders of our Class A common stock to take action

by written consent in lieu of a shareholder meeting;

•

require holders of at least 10% of our Class A common

stock to call a special meeting;
•

do not provide for cumulative voting in elections of our

directors;
•

provide that

our Board

has the

authority to amend

our Amended

and Restated Bylaws

without shareholder approval;
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

which includes the Change in Bank
Control Act

and the

Bank Holding

Company Act.

These laws

could delay

or prevent

an acquisition.

Also, for

preservation
and continued

availability of

our "deferred

tax assets,"

our Articles of

Incorporation prohibits

any direct or

indirect transfer
of stock or options

to acquire stock

to any person

who, as a

result of the

transfer,

would own 4.95%

or more of

our stock,
as long as we continue

to have "deferred tax

assets," subject to limited

exceptions as provided in

our amended Articles

of
Incorporation.

Because

of

the

requirements

to

overcome

this

restriction,

this

provision

of

the

amended

Articles

of
Incorporation could

have an

anti-takeover effect

and

may delay,

make more

difficult

or prevent

an attempted

acquisition
that you may favor.

USCB Financial Holdings, Inc.

2023 10-K

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy Overview
Customers

depend

on

the

Company

to

properly

protect

nonpublic

personal

information

gathered

and

stored

in
connection with the services we provide. The Company realizes that cyber incidents can have financial, reputational,

legal,
and operational impacts that can

significantly adversely affect our customers, capital, and

earnings. Therefore, we integrate
cybersecurity processes throughout the Company as part of our enterprise-wide governance process. Regulatory agencies are

charged

with

ensuring

the

Company’s

cybersecurity

controls

and

procedures

are

compliant

with

the

intent

of

the
cybersecurity

expectations

set

forth

by

the

Federal

Financial

Institutions

Examination

Council

(“FFIEC”).

The

FFIEC
framework offers a set of guidelines

and best practices to help

financial institutions manage and mitigate cybersecurity risks effectively.

It focuses on ensuring the confidentiality,

integrity, and availability

of sensitive information and systems.
The Information

Security Officer

(“ISO”) is

an integral

member of

the Risk

Management and

Compliance Department
(“RMCD”) of

the Bank

and who

provides expert

counsel on

matters of

cybersecurity and

presents periodic

reports to

the
Risk Committee of our Board of Directors.

As part

of the

program, periodic

risk assessments

are performed

to determine

the Company’s

inherent and

residual
cybersecurity risk, the

maturity level of the program,

the risk of cyber

threats, and the effectiveness

of controls currently

in
practice. The

Company utilizes

the National

Institute of

Standards and

Technology

(“NIST”) Framework

and the

FFIEC’s
Cybersecurity Assessment Tool

to help management identify its risks and determine the Company’s cybersecurity posture.

Through

the

implementation

of

rigorous

procedures

and

controls,

augmented

by

ongoing

training

initiatives

for

both
management

and

staff,

the

institution

cultivates

a

safe

cybersecurity

environment.

This

approach

encompasses

diverse
methodologies

including

defense-in-depth

and

proactive

security

awareness

training

aimed

at

fortifying

the

institutions
cybersecurity controls and fostering a resilient operational framework.
Assessment and Response to Cybersecurity Threats
It is the policy of

the Company and its

technology service providers

(“TSPs”) to ensure

they can identify,

mitigate, and
respond to

cyber-attacks involving destructive

malware and invasive

attacks such

as phishing,

ransomware, malware, DDoS
attacks, etc. This commitment aligns

with the Company’s risk

appetite, Incident Response Policy,

and Business Continuity
Plan, which incorporates business continuity planning and testing activities to enhance response and recovery capabilities.
The Company

realizes that it

faces a

variety of

risks from cyber-attacks

involving destructive malware,

including liquidity,
capital, operational,

and reputation

risks, due

to events

such as

fraud, data

loss, and

disruption of

customer

service. As
such, it

is the

policy of

the Company

to ensure

that its

risk management

processes, and

business continuity

planning address
these risks by:
●

Establishing

a

comprehensive

governance

program

encompassing

policies

and

procedures

to

administer

and
oversee

the

information/cybersecurity

programs

to

ensure

adherence

to

regulatory

guidance

and

industry

best
practices.
●

Securely configuring systems and services to mitigate the impact of cyberattacks.

This includes measures such as
logical

network

segmentation,

hard

backups,

maintaining

an

inventory

of

authorized

devices

and

software,

and
physical

segmentation

of

critical

systems.

Consistency

in

system

configuration

fosters

a

secure

network
environment by removing or disabling unused applications, functions,

or components.
●

Implementing and testing

controls around critical

systems on a regular

basis to ensure appropriate

access control
and segregation of duties. Limits on sign-on attempts

for critical systems are enforced, with accounts

being locked
upon

threshold

exceedance.

Alert

systems

notify

of

baseline

control

changes

on

critical

systems,

with

the
effectiveness and

adequacy of controls

periodically tested

and the results

reported to

Senior Management

and, if
applicable,

the

Risk

Committee,

along

with

recommended

risk

mitigation

strategies

and

progress

to

remediate
findings.
●

Performing security

monitoring, prevention,

and risk

mitigation activities

to ensure

the effectiveness

of protection
and detection systems.

This includes maintaining

up-to-date intrusion detection

systems, antivirus protection,

and
properly configured firewall

rules. Systems are

monitored to identify,

prevent, and contain

attack attempts from

all
sources.

USCB Financial Holdings, Inc.

2023 10-K

●

Maintaining robust business

continuity planning processes

to swiftly

recover, resume, and maintain

operations post-
cyber-attack incidents

involving destructive

malware. These

processes encompass

data and business

operations
recovery,

network

capability

rebuilding,

and

data

protection

for

offline

backups

in

the

event

of

cyber-attacks
impacting the Company or its critical service providers.
●

Conducting ongoing

information security

risk assessments

to address

new and

evolving threats

to online

deposit
and loan accounts. This involves identifying, prioritizing, and assessing risks to critical systems, including threats to
applications controlling

various system parameters and implementing

necessary security prevention measures.
●

Reviewing, updating, and testing incident response and business continuity plans annually to ensure effectiveness.
Testing

encompasses

both

in-house

and

third-party

processor

scenarios

to

validate

employee

understanding

of
responsibilities and adherence to Company protocols.
Executive Oversight and Roles
The

responsibility

for

adopting

and

maintaining

an

effective

cybersecurity

program

is

assigned

to

the

RMCD,

who
collaborates

with

functional

area

management,

departmental

level

managers,

and

other

relevant

staff.

Management
Committees

and

the

Board

of

Directors

review

reports

submitted

by

the

RMCD

detailing

the

Company’s

inherent

and
residual cybersecurity

risk, program

sophistication level,

and high-risk

threats identified

in the

cybersecurity risk assessment.
The

Board

oversees

the

development

and

maintenance

of

the

information

security

program,

holding

management
accountable.

Management

committees

ensure

program

integration

and

effectiveness,

with

the

RMCD

responsible

for
cybersecurity controls and procedures.

The Board receives regular reports

on cybersecurity risk assessment

and program
updates,

providing

expectations

and

requirements

to

management

and

holding

them

accountable

for

oversight

and
coordination, assignment of responsibility,

and the effectiveness of the information and cybersecurity

security program.
Annually, or as required, the RMCD

provides a comprehensive report

to the Board or

a designated committee regarding
the

status

of

the

cybersecurity

program.

This

report

encompasses

internal

assessments,

utilization

of

the

FFIEC
Cybersecurity

Assessment

Tool,

discussion

of

significant

program

matters

such

as

the

annual

risk

assessment,

risk
management

decisions,

monitoring

of

service

provider

compliance,

results

of

key

controls

testing,

security

breaches

or
violations, management's responses, and recommendat

ions for program enhancements.
Engagement with Third Party Vendors
"Private

information,"

which

is

part

of

the

"Internet

Security

and

Privacy

Act"

and

considered

"Highly

Sensitive
Information" under

the Company’s definition,

must not

be released

as storable

data to

third-party consultants without

security
procedures that

demonstrate compliance

with the

Company's third-party

diligence in

protecting the

data and

ensuring its
proper

distribution

when

no

longer

needed.

"Private

or

highly

sensitive

information"

refers

to

personal

information

(e.g.,
information concerning

an individual

which, because

of name,

number,

symbol,

mark, or

other identifier,

can be

used to
identify an

individual) in

combination with

any one

or more

of the

following data

elements: (1)

social security

number; (2)
driver’s

license

number

or

non-driver

identification

card

number;

(3)

account

number,

credit

or

debit

card

number,

in
combination

with

any

required

security

code,

access

code,

or

password

which

would

permit

access

to

an

individual’s
financial account(s) at

the Company including

but not limited

to an individual’s deposit

and loan accounts.

It does not

include
publicly available

information that

is lawfully

made available

to the public

from federal, state,

or local

government records
unless attached in any way to the previously mentioned

documentation.
Compliance with Regulatory Standards
Annual testing or

more frequently if

deemed necessary

of cybersecurity controls

and procedures will

be conducted

to
ensure compliance.

In instances

of identified

deficiencies or

vulnerabilities,

remedial action

plans will

be implemented

to
rectify issues or establish mitigating

controls. Any exceptions deemed significant will

be promptly reported, with remediation
efforts prioritized.
Annually,

or

as

required,

the

RMCD

will

provide

a

comprehensive

report

to

the

Board

or

a

designated

committee
regarding the status of

the cybersecurity Program. This report

will encompass internal assessments, utilization

of the FFIEC
cybersecurity Assessment Tool,

and discussion of other significant program matters.

As of the reporting period, there is

no knowledge or indication that customer sensitive information was compromised as
a

result

of

third-parties’

system

vulnerabilities.

Management

continues

to

monitor

developments

and

vendor
communications.

USCB Financial Holdings, Inc.

2023 10-K

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
The

Company

previously

disclosed

that

litigation

(the

“Litigation”)

had

been

commenced

on

July

13,

2023

by

three
individuals

who

were

shareholders

of

the

Bank

prior

to

the

Bank’s

reorganization

into

the

holding

company

form

of
organization in 2021

(the “Plaintiffs”)

against six

persons, all

of whom were

directors of

the Bank at

the relevant

time (the
“Defendants”), in the Circuit Court, Eleventh Judicial Circuit for Miami-Dade County, Florida (the “Court”) (Benes et al. v. de
la

Aguilera

et

al.)

alleging

the

Defendants

(i) caused

the

Bank,

as

directors

thereof,

to

engage

in ultra

vires

conduct by
devising

and

approving

the

exchange

transaction

effected

in

July

2021

pursuant

to

which

the

Bank’s

then

outstanding
shares of Class C and Class D preferred stock was exchanged for shares of Class A voting common stock in the

Bank (the
“Exchange Transaction”),

which action

the Plaintiffs

allege was

not permitted

by the

Bank’s Articles

of Incorporation,

and
(ii) breached

their

fiduciary

duty as

directors

of the

Bank

by

approving

and

engaging

in

the

Exchange

Transaction.

The
Plaintiffs sought the

Court to certify the

action as a class

action and to award

damages in an

amount to be

proven at trial.
Plaintiffs

sought

damages

exceeding

$750,000

plus

attorney’s

fees

and

costs

as

well

as

such

other

relief

as

the

Court
determined to award.

The Defendants filed a motion to dismiss the Litigation with prejudice (the “Motion”). On December 27, 2023, the Court,
after reviewing

the Motion,

the Plaintiff’s response

thereto and

the Defendant’s reply

as well

as the

oral arguments presented
by

the

parties

on

December

14,

2023,

granted

the

Motion,

dismissing

the

Litigation

with

prejudice

and

rendering

final
judgment in favor of the Defendants. The Court reserved jurisdiction to award costs or grant any post-judgment relief.
There can be no

assurance that any

future legal proceedings

to which we are

a party will not

be decided adversely

to
our interests and have a material adverse effect

on our financial condition and operations.
Item 4.

Mine Safety Disclosures
Not applicable.

USCB Financial Holdings, Inc.

2023 10-K

PART II
Item 5.

Market

for

Registrant’s

Common

Equity,

Related

Stockholder

Matters

and

Issuer

Purchases

of

Equity
Securities
(a)

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
March 31, 2022 $ 15.49 $ 13.30
June 30, 2022 $ 14.84 $ 11.21
September 30, 2022 $ 14.74 $ 11.08
December 31, 2022 $ 14.30 $ 12.16
March 31, 2023 $ 12.71 $ 9.89
June 30, 2023 $ 10.94 $ 8.86
September 30, 2023 $ 12.09 $ 10.31
December 31, 2023 $ 12.65 $ 10.11
As of

December 31, 2023,

our Class

B common

stock is

not listed

or traded

on any

stock exchange

and no

shares were
issued and outstanding at such date.
Holders
As

of

January

31,

2024,

the

Company’s

Class

A

common

shares

were

held

by

approximately

402

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

USCB Financial Holdings, Inc.

2023 10-K

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
2023, with the cumulative total return

of (a) the Nasdaq Bank Index

(b) the NASDAQ ABA Community Bank

Index, and (c)
the Nasdaq

Composite Index

over the same

period. This

graph assumes

the investment

of $100

in our Class

A common
stock at the closing sale price of $10.82 per share on

July

23, 2021, and assumes the reinvestment of dividends,

if any.

The comparisons

shown

in the

graph

below are

based upon

historical

data.

We

caution that

the stock

price
performance

shown

in

the

graph

below

is

not

indicative

of,

nor

is

it

intended

to

forecast,

the

potential

future
performance of our common stock.
07/23/2021 12/31/2021 12/31/2022 12/31/2023
USCB Financial Holdings, Inc. (USCB) $ 100 $ 140 $ 122 $ 123
NASDAQ Bank (BANK) $ 100 $ 115 $ 94 $ 88
NASDAQ ABA Community Bank (QABA) $ 100 $ 114 $ 101 $ 96
NASDAQ Composite (IXIC) $ 100 $ 107 $ 71 $ 102

USCB Financial Holdings, Inc.

2023 10-K

Recent Sales of Unregistered Securities
(a) The Company did not sell any of its equity securities

during 2023 that were not registered under the Securities

Act.
(b) Not applicable.
(c) The Company’s repurchases of equity securities

for the quarter ended December 31, 2023 were as

follows:
Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced Plans
or Programs (1)
Maximum Number
of Shares that May
Yet Be Purchased
Under Plans or
Programs (1)
Period

October 1 - 31, 2023
- $ - - 172,397
November 1 - 30, 2023

92,317

10.45 92,317

80,080
December 1 - 31, 2023
-

- -

80,080
92,317 $ 10.45 92,317
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
Rule 10b-18 under the

Exchange Act. As of

December 31, 2023, the

Company had repurchased

669,920 shares of

Class
A common stock.
Item 6.

Reserved

USCB Financial Holdings, Inc.

2023 10-K

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

Management’s

discussion

and

analysis

of

financial

condition

and

results

of

operations

analyzes

the

consolidated
financial condition and results of operations of the Company and the Bank, its wholly owned subsidiary, for the years ended
December

31, 2023

and

2022. This

discussion

and

analysis

is best

read

in

conjunction

with

the

Consolidated

Financial
Statements and related

footnotes of the Company

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

USCB Financial Holdings, Inc.

2023 10-K

CAUTIONARY NOTE REGARDING FORWARD

-LOOKING STATEMENTS
This

Annual

Report

on

Form

10-K

contains

statements

that

are

not

historical

in

nature

are

intended

to

be,

and

are
hereby identified as, forward-looking

statements for purposes of

the safe harbor provided by

Section 21E of the Securities
Exchange Act

of 1934,

as amended.

The words

“may,” “will,” “anticipate,” “could,”

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

the

capital

and

financial

markets,

including

actual

or

potential

stresses

in

the
banking industry;
•

deposit attrition and the level of our uninsured deposits;
•

legislative or regulatory

changes and changes

in accounting

principles, policies,

practices or guidelines,

including
the on-going effects of the implementation of CECL;
•

the lack of a significantly diversified loan portfolio and concentration in the South Florida market, including the risks of geographic, depositor,

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
•

increased

competition

and

its

effect

on

the

pricing

of

our

products

and

services

as

well

as

our

net

interest

rate
spread and net interest margin;
•

the loss of key employees;

•

the effectiveness of our risk management strategies, including operational risks, including, but not limited to, client, employee, or third-party fraud and cybersecurity breaches;

and

•

other risks described in this Annual Report on Form 10-K

and other filings we make with the SEC.
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

factors described in this Annual
Report on Form 10-K

and in the reports the

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

USCB Financial Holdings, Inc.

2023 10-K

to or

substitute

for,

measures

determined

in

accordance

with

GAAP,

and

are

not

necessarily

comparable

to non-GAAP
measures

that

may

be

presented

by

other

companies.

To

the

extent

applicable,

reconciliations

of

these

non-GAAP
measures to the most directly

comparable GAAP measures can be found

in the ‘Non-GAAP Reconciliation Tables’ included
in this annual report.
Overview
For the year ended December 31, 2023, the Company reported net income of

$16.5 million compared with net income
of

$20.1 million for the year ended December 31,

2022.

In

evaluating

our

financial

performance,

we

consider

the

level

of

and

trends

in

net

interest

income,

the

net

interest
margin, the

cost of

deposits, growth

and composition

of our

loan portfolio,

levels and

composition of

non-interest income
and non-interest

expense,

performance

ratios,

asset

quality ratios,

regulatory

capital

ratios,

and any

significant

event or
transaction.
The following significant highlights are of note for the year ended December 31, 2023:
•

Net

interest

income

before

provision

for

credit

losses

totaled

$58.6

million,

a

decrease

of

$5.1

million

or

8.0%,
compared to $63.7 million for the year ended December

31, 2022.

•

Net

interest

margin

(“NIM”)

was

2.79%

for

the

year

ended

December 31,

2023

and

3.38%

for

the

year

ended
December 31, 2022.

•

Total

assets

grew

to

$2.3

billion

at

December

31,

2023,

an

increase

of

$253.3

million

or

12.1%,

compared

to
December 31, 2022.
•

Total

loans

grew

to

$1.8

billion

at

December

31,

2023,

an

increase

of

$273.5

million

or

18.1%,

compared

to
December 31, 2022.
•

The weighted average cost of interest-bearing liabilities increased to 3.07% for the year ended December 31, 2023 from 0.66% in December 31, 2022 as a result of the increase

in market interest rates.

•

Return on average assets for the year ended December

31, 2023 was 0.75% compared to 1.01% in 2022.
•

Return on average stockholders’ equity for the year ended December 31, 2023 was 8.99% compared to 10.73% in
2022.
•

Nonperforming assets was $468 thousand at December

31, 2023 compared to $0 at December 31, 2022.

•

The Company maintained its strong capital position. As of December 31, 2023, the Bank was well-capitalized, with a total risk-based capital ratio of

12.65%, a tier 1 risk-based

capital ratio of 11.48%, a common

equity tier 1 capital
ratio of

11.48%, and

a leverage

ratio of

9.17%. As

of December

31, 2023

and 2022,

all of

the Bank’s

regulatory
capital ratios exceeded the thresholds to be well-capitalized under the applicable bank regulatory requirements.
•

During the year

ended December 31,

2023, the Company

repurchased 669,920 shares

of Class A common stock
at

a

weighted

average

price

per

share

of

$11.28.

The

aggregate

purchase

price

for

these

transactions

was
approximately

$7.6

million,

including

transaction

costs.

These

repurchases

were

made

through

open

market
purchases pursuant to the Company’s publicly announced

repurchase program. As of December 31, 2023, 80,080
shares remained authorized for repurchase under this

program.
•

On

January

1,

2023,

the

Company

implemented

Accounting

Standard

Update

(“ASU”)

2016-13

Financial
Instruments - Credit Losses (Topic 326) to calculate the ACL.

•

The Company brought in $50 million of brokered CDs at a weighted average rate of 4.98%

to boost liquidity during
the second quarter of 2023. The CDs renewed in Q1 2024 at weighted average rate

of 5.13%.
•

The Company

executed two

cash flows

interest swap

with a notional

value of

$50 million

to manage

exposure to
fix interest rate funding.
•

The Company executed four fair

value interest swaps with a

notional value of $200 million

to manage exposure to
interest rate risk by reducing the loan portfolio duration.

USCB Financial Holdings, Inc.

2023 10-K

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

Allowance for Credit Losses - Loans
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

On

January

1,

2023,

the

Company

implemented

ASU

2016-13

Financial

Instruments

-

Credit

Losses

(Topic

326):
Measurement of Credit Losses on Financial Instruments, as amended. This update replaces the incurred loss methodology
with

the

CECL

methodology.

The

CECL

methodology

measures

expected

credit

losses

and

applies

to

financial

assets
measured at

amortized cost,

including loan

receivables and

held-to-maturity debt

securities. It

also applies

to off-balance
sheet

credit

exposures

not

accounted

for

as

insurance

(e.g.,

loan

commitments,

standby

letters

of

credit,

financial
guarantees, and similar instruments), as

well as net investments in leases

recognized by lessors in accordance

with Topic
842 on leases.
Under CECL, the Company estimates the allowance for credit losses by utilizing pertinent available data, sourced both internally and

externally,

relating to

past events,

current conditions,

and reasonable

and supportable

forecasts. Historical
credit

losses

provide

the

foundation

for

estimation

of

expected

credit

losses.

Qualitative

adjustments

are

applied

to

the
estimated

expected

credit

losses

for

the

loan

portfolio

to

account

for

potential

constraints

of

the

quantitative

model.
Management

employs

a

scorecard

to

facilitate

the

evaluation

of

qualitative

factor

adjustments

made

to

expected

credit
losses.
The estimation's

quantitative aspect

relies on

the statistical

correlation between

the anticipated

value of

an economic
indicator and the

historical loss

experience implied

within a

selected group

of peers.

The Company conducted

regression
analyses using

peer data,

inclusive of

the Company

itself, where

observed credit

losses and chosen

economic indicators
were utilized to identify

appropriate drivers for

modeling the lifetime

probability of default (“PD”)

rates. A loss given

default
rate (“LGD”) is assigned to each pool

of loans for each period based on

these PD outcomes. The model

primarily employs
an expected

discounted cash

flow (“DCF”)

analysis for

segments within

the loan

portfolio. This

DCF analysis

operates at
the

individual

instrument

level

and

incorporates

various

loan-specific

data

points

and

segment-specific

assumptions

to
ascertain the lifetime expected

loss associated with each

instrument. An implicit "hypothetical

loss" is determined for

each
period of the DCF,

aiding in establishing the

present value of future

cash flows for each

period. The reserve allocated

to a
particular loan represents the disparity

between the sum of the

present value of future cash

flows and the book balance

of
the loan at the measurement date.
Management opted for the Remaining Life (“WARM”) methodology for five segments within the loan portfolio. For each segment,

a

long-term

average

loss

rate

is

computed

and

applied

quarterly

throughout

the

remaining

life

of

the

pool.
Qualitative assessments

are conducted

to adjust for

economic expectations.

To

estimate the remaining

life, management
employed a software solution utilizing an attrition-based calculation. This software conducts quarterly cohort-based attrition measurements based on the loan portfolio.
Portfolio

segments

represent

the

level

at

which

loss

assumptions

are

applied

to

a

pool of

loans,

determined

by

the
similarity of

risk characteristics inherent

in the

included instruments, based

on collateral

codes and

FFIEC Call Report

codes.
Currently,

the Company segments

the portfolio based on

collateral codes to establish

reserves. Each segment

is linked to
regression

models

(Loss

Driver

Analyses)

using

peer

data

for

loans

with

similar

risk

characteristics.

The

Company

has
established connections between

internal segmentation and

FFIEC Call Report

codes for this purpose.

The loss driver

for

USCB Financial Holdings, Inc.

2023 10-K

each

loan

portfolio

segment

is

derived

from

a

readily

available

and

reasonable

economic

forecast,

including

Federal
Reserve Bank projections

of the U.S.

civilian unemployment

rate and year-over-year

real GDP growth.

For the residential
loan segment, House Price

Index (“HPI”) projections published

by Fannie Mae’s

Economic and Strategic Research

Group
are utilized for

the forecast. Forecasts are

applied for the

first four quarters

of the credit

loss estimate and

then linearly revert
to the historical mean of the economic indicator over the expected life of the loans.
The model integrates qualitative

factor adjustments to

fine-tune risk calibration

for each portfolio

segment, addressing
aspects that quantitative analysis may

not fully capture. Decisions concerning

qualitative adjustments reflect management's
anticipation of loss conditions deviating from those already accounted for in the quantitative aspect of the model.
Our ACL

included residential

loans. To

assess the

potential impact

of changes

in qualitative

factors related

to these
loans,

management

performed

a sensitivity

analysis.

The Company

evaluated

the

impact

of the

HPI

used

in calculating
expected losses on the residential loan segment.

As of December 31, 2023, for every

100 basis points increase in the HPI
index, the forecast reduces

reserves by approximately $150

thousand and about 1

basis point to

the reserve coverage ratio,
everything else being

constant. This

sensitivity analysis provides

a hypothetical result

to assess the

sensitivity of the

ACL
and does not represent a change in management’s

judgement.
As of December

31, 2023,

we stress

tested two

qualitative factors

in our commercial

real estate

loan pool,

as it’s

the
largest segment

in our

portfolio. We

evaluated the

impact of

a change

in the

qualitative factors

from no

risk to

maximum
loss

to measure

the

sensitivity

of the

qualitative

factors.

The change

resulted

in

a $6.1

million

or

32.6%

increase

in the
allowance for credit losses.

This sensitivity analysis

provides a hypothetical result

to assess the sensitivity

of the ACL and
does not represent a change in management’s judgement.
The Company calculates a reserve for unfunded commitments, distinct from the allowance for credit losses reported in
other liabilities.

This reserve

is determined

using both

quantitative and

qualitative factors

identical to

those applied

to the
collectively evaluated loan portfolio.
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
material

and

operations

are

managed

and

financial

performance

is

evaluated

on

an

overall

Company-wide

basis.
Accordingly, all

the financial service

operations are

considered by management

to be

aggregated in one

reportable operating
segment.

USCB Financial Holdings, Inc.

2023 10-K

Results of Operations
General
The following tables

present selected balance sheet, income statement, and profitability ratios for the dates and for the periods indicated (in thousands, except ratios):
As of December 31,
2023 2022
Consolidated Balance Sheets:
Total

assets
$ 2,339,093 $ 2,085,834
Total

loans
(1)
$ 1,780,827 $ 1,507,338
Total

deposits
$ 1,937,139 $ 1,829,281
Total

stockholders' equity
$ 191,968 $ 182,428
(1)

Loan amounts include deferred fees/costs.
Years Ended December 31,
2023 2022
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 58,568 $ 63,661
Total

non-interest income
$ 7,403 $ 5,228
Total

non-interest expense
$ 41,808 $ 39,309
Net income

$ 16,545 $ 20,141
Net income available to common stockholders
$ 16,545 $ 20,141
Profitability:
Efficiency ratio
63.37% 57.06%
Net interest margin

2.79% 3.38%
The Company’s results

of operations

depend substantially on

net interest income

and non-interest income.

Other factors
contributing to the

results of operations

include our provision

for credit losses,

non-interest expense, and

the provision for
income taxes.
Net income

for the

year ended

December 31, 2023

was $16.5 million

,

compared with

net income

of $20.1 million

for
the same

period in

2022. The Company

reported net

income per

diluted share

for the

year ended

December 31, 2023

of
$0.84 compared to net income per diluted share for the

same period in 2022 of $1.00.

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

between the weighted

average yields

earned on interest

-earning assets

and the weighted

average rates
paid on

interest-bearing

liabilities. Net

interest margin

is equal

to the

annualized

net interest

income

divided by

average
interest-earning

assets.

Because

non-interest-bearing

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

largest drivers of

periodic changes in

net interest spread,

net interest margin

and net interest

income. The
Asset-Liability Committee (“ALCO”) has in place asset-liability management techniques to manage major factors that affect net interest income and net interest margin.

USCB Financial Holdings, Inc.

2023 10-K

The following table contains information related

to average balance sheet, average yields

on assets, and average costs
of liabilities for the periods indicated (in thousands):
Years Ended December 31,
2023 2022
Average
Balance

(1)
Interest Yield/Rate
Average
Balance

(1)
Interest Yield/Rate
Assets
Interest-earning assets:
Loans (2)
$ 1,606,960 $ 87,884 5.47% $ 1,341,693 $ 60,825 4.53%
Investment securities (3)
423,749 10,012 2.36% 470,508 9,346 1.99%
Other interest earnings assets
65,986 3,121 4.73% 70,873 929 1.31%
Total

interest-earning assets
2,096,695 101,017 4.82% 1,883,074 71,100 3.78%
Non-interest earning assets
109,541

107,536

Total

assets
$ 2,206,236

$ 1,990,610

Liabilities and stockholders' equity

Interest-bearing liabilities:

Interest-bearing demand deposits
$ 53,324 901 1.69% $ 64,835 86 0.13%
Saving and money market deposits
963,708 29,658 3.08% 803,426 5,173 0.64%
Time deposits 268,715 8,500 3.16% 220,319 1,509 0.68%
Total

interest-bearing deposits
1,285,747 39,059 3.04% 1,088,580 6,768 0.62%
Borrowings and repurchase agreements 94,936 3,390 3.57% 38,463 671 1.74%
Total

interest-bearing liabilities
1,380,683 42,449 3.07% 1,127,043 7,439 0.66%
Non-interest bearing demand deposits
607,506

645,366

Other non-interest-bearing liabilities
34,010

30,449

Total

liabilities
2,022,199

1,802,858

Stockholders' equity
184,038

187,752

Total

liabilities and stockholders' equity
$ 2,206,236

$ 1,990,610

Net interest income $ 58,568

$ 63,661

Net interest spread
(4)

1.74% 3.12%
Net interest margin (5)

2.79% 3.38%
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
Net interest

income before

the provision

for credit

losses was

$58.6 million for

the year

ended December 31,

2023, a
decrease of

$5.1 million or

8.0%, from

$63.7 million for

the year

ended December 31,

2022. This

decrease was

primarily
attributable to higher

cost of funds

due to the interest

rate market.

The increase in

weighted average rates

paid on cost of
funds was greater than the increase in weighted average yields earned on interest-earning assets.

The net

interest margin was

2.79% for

the year ended

December 31, 2023 and

3.38%

for the

year ended 2022.

Although
the overall

and individual

yields for

interest-earning assets

and interest-bearing

liabilities both

increased in

2023, cost

of
funds had a

greater increase

when compared

to 2022. The

increase in

our cost of

funds was primarily

due to the

interest
rate market.
Provision for Credit Losses
ACL represents expected

credit losses

in our

portfolio as

the measurement

date. We

maintain an

adequate ACL that
can

mitigate

expected

credit

losses

in

the

loan

portfolio.

The ACL

is

increased

by

the

provision

for

credit

losses

and

is
decreased by charge-offs, net

of recoveries on prior

loan charge-offs. There are

multiple credit quality metrics

that we use
to base

our determination

of the

amount

of the

ACL and

corresponding

provision

for credit

losses. These

credit metrics
evaluate the

credit quality

and level

of credit

risk inherent

in our

loan portfolio,

assess

non-performing loans

and charge-
offs levels, considers statistical trends and economic conditions and other applicable factors.

Provision for credit loss for

the year ended December 31, 2023,

was $2.4 million compared to

$2.5 million in provision
expense for the same period in 2022. The ACL as a percentage of total loans was 1.18% at December 31, 2023 compared to 1.16% at December 31, 2022.

USCB Financial Holdings, Inc.

2023 10-K

See “Allowance

for Credit

Losses” below

for further

discussion on

how the

ACL

was calculated for

the periods

presented.

Non-Interest Income
Net interest income

and other types of

recurring non-interest

income are generated

from our operations.

Our services
and products generate service charges and fees, mainly from our depository accounts. We also generate income from gain
on sale of loans though our swap and SBA programs. In addition, we own life insurance policies on several employees and generate income reflecting the increase in the cash surrender value of these policies.
The following table presents the components of non-interest

income for the periods indicated (in thousands):
Years Ended December 31,
2023 2022
Service fees $ 5,055 $ 4,010
Gain (loss) on sale of securities available for sale, net (1,859) (2,529)
Gain on sale of loans held for sale, net
801 891
Loan settlement
- 161
Other non-interest income
3,406 2,695
Total

non-interest income
$ 7,403 $ 5,228
Non-interest income

for the

year ended

December 31,

2023 was

$7.4

million compared

to $5.2

million for

the same
period in

2022. This

increase was

primarily driven by

a $1.0

million increase in

service fees, consisting

mainly of wire

transfer
fees. Additionally, in

both 2023 and 2022, the

Company executed a portfolio restructuring strategy

which resulted in the sale
of lower-yielding available-for-sale securities at a loss in order to better position our securities portfolio.

The loss on the sale
of

securities

for

2023

was

$1.9

million

and

$2.5

million

for

2022.

Proceeds

from

the

sale

transactions

were

primarily
reinvested in securities and loans yielding higher than the

securities that were sold.
Non-Interest Expense
The following table presents the components of non-interest

expense for the periods indicated (in thousands):
Years Ended December 31,
2023 2022
Salaries and employee benefits $ 24,429 $ 23,943
Occupancy
5,230 5,058
Regulatory assessment and fees 1,453 930
Consulting and legal fees
1,899 1,890
Network and information technology services
2,016 1,806
Other operating
6,781 5,682
Total

non-interest expense
$ 41,808 $ 39,309
Non-interest expense

for the

year ended

December 31, 2023

increased $2.5 million

or 6.4%,

compared to

the same
period in 2022. The increase is

primarily due to other operating expense specially in

the categories of internet banking fees,
promotional expense, audit

and tax

service fees, and

insurance expense due

to increased

activity and fees,

which increased
$1.1 million or 19.7%. Regulatory assessment and fees increased by $523 thousand or 56.2% compared to the year ended
2022. Salaries and benefits increased by $486 thousand or 2.0%

due to increase in full time employees to 196 from 191

in
2022. The increase

in salaries and

employee benefits

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
Income tax

expense for

the year

ended

December 31,

2023 was

$5.3 million,

compared

to $6.9

million

for the

year
ended December 31, 2022. The

effective tax rate for

the year ended December 31, 2023

was 24.1% and for the

year ended
December 31, 2022 was 25.6%.

USCB Financial Holdings, Inc.

2023 10-K

For a further discussion

on income taxes, see

Note 6 “Income Taxes” to

the Consolidated Financial

Statements in this
Annual Report on Form 10-K.
Rate/Volume Analysis
The

table

below

sets

forth

information

regarding

changes

in

interest

income

and

interest

expense

for

the

periods
indicated (in thousands).

For each category of

interest-earning assets and interest-bearing liabilities,

information is provided
on changes attributable to (i) changes in rate (changes in rate multiplied by old volume); (ii) changes in volume (changes in volume multiplied by old rate); and (iii) changes in rate-volume (change in rate multiplied by change in volume). Changes in
rate-volume are proportionately allocated between rate and volume variance (in thousands).
Years Ended 2023 vs. 2022 Years Ended 2022 vs. 2021
Increase (decrease) due to change in Increase (decrease) due to change in
Volume Rate
Net
Change Volume Rate
Net
Change
Interest-earning assets:
Loans
(1)
$ 12,026 $ 15,033 $ 27,059 $ 9,847 $ 2,248 $ 12,095
Investment securities
(2)
(929) 1,595 666 1,306 154 1,460
Other interest earnings assets (64) 2,256 2,192 (25) 848 823
Total increase (decrease) in interest income $ 11,033 $ 18,884 $ 29,917 $ 11,128 $ 3,250 $ 14,378
Interest-bearing liabilities:
Interest-bearing demand deposits $ (15) $ 830 $ 815 $ 14 $ 13 $ 27
Saving and money market deposits 1,032 23,453 24,485 617 2,474 3,091
Time deposits 331 6,660 6,991 (96) 74 (22)
Borrowings and repurchase agreements 985 1,734 2,719 38 79 117
Total increase (decrease) in interest expense 2,333 32,677 35,010 572 2,641 3,213
Increase (decrease) in net interest income $ 8,700 $ (13,793) $ (5,093) $ 10,556 $ 609 $ 11,165
(1)

Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred

loan fees, net of deferred loan costs.
(2)

At fair value except for securities held to maturity. This amount includes

FHLB stock.
Both average yields on

interest-earning assets and

average rates paid on

interest-bearing liabilities increased

in 2023
as a compared to 2022, reflecting the changes in the macro

interest rate environment. However, the average rates paid on interest-bearing liabilities increased to a greater degree than yields on interest-earning assets.
Analysis of Financial Condition
Total

assets at December 31, 2023, were $2.3 billion, an increase of $253.3 million, or 12.1%, over total assets of $2.1 billion at

December 31, 2022.

Total loans increased $273.5

million, or

18.1%, to

$1.8 billion

at December 31,

2023 compared
to $1.5 billion

at December 31,

2022.

Total

deposits increased

by $107.9 million,

or 5.9%, to

$1.9 billion at

December 31,
2023 compared to $1.8 billion at December 31, 2022.
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
consideration the

Company’s risk

appetite and

tolerance, manage

it’s asset

composition and

diversification, and

maintain
adequate risk-based capital ratios.
The

investment

portfolio

is

managed

in

accordance

with

the

Asset

and

Liability

Management

(“ALM”)

policy,

which
includes an

investment guideline,

approved by

the Board.

Such policy

is reviewed

at least

annually or

more frequently

if
deemed necessary,

depending on

market

conditions

and/or

unexpected

events.

The investment

portfolio

composition

is
subject

to

change

depending

on

the

funding

and

liquidity

needs

of

the

Company,

and

the

interest

risk

management
objectives directed by the ALCO. The portfolio of investments can be used to modify the duration of the balance sheet.

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

USCB Financial Holdings, Inc.

2023 10-K

all with varying contractual maturities and coupons. Due to the optionality embedded in these securities, the final maturities do not

necessarily represent the

expected life of

the portfolio. Some

of these

securities will be

called or paid

down depending
on capital market conditions and expectations. The investment portfolio is regularly reviewed by the Chief Financial Officer,
Treasurer, and/or the ALCO of the Company to ensure an appropriate risk and return profile as well as for adherence to the
Company’s investment policy.
As of December 31, 2023, the investment portfolio consisted of available-for-sale

(“AFS”) and held-to-maturity (“HTM”)
debt

securities.

During

the

third

quarter

of

2022,

26

investment

securities

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
other comprehensive income (loss)

and in the carrying value

of the HTM securities.

Such amounts are amortized

over the
remaining life

of the

security. There was no

impact to

net income on

the date of

transfer. There were no

securities transferred
from AFS to HTM in 2023.
The book value of the AFS securities is adjusted quarterly for unrealized gain or loss as a valuation allowance, and any
gain or loss is reported on an after-tax basis as a component of other comprehensive income (loss) in stockholders’ equity.

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
The Company

monitors the credit

quality of HTM

securities through the

use of

credit ratings. Credit

ratings are monitored
by the Company

on at least

a quarterly basis.

As of December

31, 2023 and

December 31, 2022,

all HTM securities

held
by the Company were rated investment grade.
At year ended

December 31, 2023,

HTM securities included $165.6

million of U.S.

Government and U.S.

Agency issued
bonds and

mortgage-backed

securities.

Because

of the

explicit and/or

implicit

guarantee

on these

bonds,

the

Company
holds no reserves

on these

holdings. The

remaining portion

of the HTM

portfolio is

made up of

$9.4 million

in investment
grade

corporate

bonds.

The

required

reserve

for

these

holdings

is

determined

each

quarter

using

the

model

described
above. For the portion of the HTM

exposed to non-government credit risk,

the Company utilized the PD/LGD

methodology
to estimate a $8 thousand ACL as of December 31,

2023. The book value for debt securities classified

as HTM represents
amortized cost less ACL.
AFS and HTM

investment securities

in aggregate

decreased $14.5 million

or 3.5%

to $404.3 million

at December 31,
2023 from $418.8

million at

December 31, 2022.

Investment securities

decreased over the

past year as

repayments from
securities were

allocated to

fund loan

growth.

Management reinvested

the repayments

of securities

and income

from the
sale of securities into higher

yielding loans. As of December

31, 2023, securities with

a market value of $86.9

million were
pledged to secure public deposits and $132.1 million pledged in securities measured at par to the Federal Reserve Bank of
Atlanta

for

the

BTFP

program.

As

of

December 31,

2023,

the

Company

did

not

have

any

tax-exempt

securities

in

the
portfolio.

USCB Financial Holdings, Inc.

2023 10-K

The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
December 31, 2023 December 31, 2022
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 9,664 $ 8,173 $ 10,177 $ 8,655
Collateralized mortgage obligations
103,645
80,606
118,951 95,541
Mortgage-backed securities - residential
63,795
52,187
73,838 60,879
Mortgage-backed securities - commercial
49,212
42,764
32,244 27,954
Municipal securities 25,005
19,338
25,084 18,483
Bank subordinated debt securities
28,106
26,261
15,964 14,919
Corporate bonds

-

-

4,037 3,709
$ 279,427 $ 229,329 $ 280,295 $ 230,140
Held-to-maturity:
U.S. Government Agency
$ 43,626 $ 38,306 $ 44,914 $ 39,062
U.S. Treasury

-

-

9,841 9,828
Collateralized mortgage obligations
62,735 54,752 68,727 60,925
Mortgage-backed securities - Residential
43,784 39,599 42,685 38,483
Mortgage-backed securities - Commercial
15,439 14,182 11,442 10,777
Corporate bonds
9,398 8,671 11,090 10,013
$ 174,982 $ 155,510 $ 188,699 $ 169,088
Allowance for credit losses - securities held-to-maturity (8)
Securities held-to maturity, net of allowance for credit losses $ 174,974
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of December 31, 2023 (in thousands, except ratios):

After 1 year through 5
years
After 5 years through
10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - - $ 2,364

3.16% $ 7,300

2.13% $ 9,664 2.39%
Collateralized mortgage obligations
- - - - 103,645 1.41% 103,645 1.41%
MBS - residential
- - - - 63,795 1.87% 63,795 1.87%
MBS - commercial - - - - 49,212 2.67% 49,212 2.67%
Municipal securities

- - 6,720 1.66% 18,285 1.77% 25,005 1.74%
Bank subordinated debt securities
2,710 8.75% 25,396 5.15% - - 28,106 5.50%
$ 2,710 8.75% $ 34,480 4.33% $ 242,237 1.83% $ 279,427 2.21%
Held-to-maturity:
U.S. Government Agency

$ 7,927 1.02% $ 20,153 1.46% $ 15,546 1.84% $ 43,626 1.52%
Collateralized mortgage obligations
- - - - 62,735 1.66% 62,735 1.66%
MBS - residential
4,439 1.85% 5,916 1.74% 33,429 2.40% 43,784 2.26%
MBS - commercial 3,072 1.62% - - 12,367 2.61% 15,439 2.42%
Corporate bonds
9,398 2.80% - - - - 9,398 2.80%
$ 24,836 1.92% $ 26,069 1.52% $ 124,077 1.98% $ 174,982 1.90%
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

2023 10-K

The following table shows the loan portfolio composition

as of the dates indicated (in thousands):
December 31, 2023 December 31, 2022
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate $ 204,419 11.5% $ 185,636 12.3%
Commercial Real Estate
1,047,593 58.8% 970,410 64.4%
Commercial and Industrial
219,757 12.4% 126,984 8.4%
Foreign Banks
114,945 6.5% 93,769 6.2%
Consumer and Other
191,930 10.8% 130,429 8.7%
Total

gross loans
1,778,644 100.0% 1,507,228 100.0%
Plus: Deferred cost 2,183 110
Total

loans net of deferred cost
1,780,827 1,507,338
Less: Allowance for credit losses
21,084 17,487
Total

net loans
$ 1,759,743 $ 1,489,851
Total

gross loans increased

by $271.4 million

or 18.0% at

December 31, 2023

compared to December

31, 2022. The
most significant growth

was in the

commercial and

industrial and

commercial real

estate loan pools.

Consumer and

other
loans increased primarily as result of organic growth from our yacht lending business vertical created in January 2022. Our loan

portfolio

continues

to

diversify

as

commercial

and

industrial

and

consumer

loans,

mostly

yacht

loans,

continue

to
increase as a percentage to

total loans. However,

we do not expect any

significant changes over the

foreseeable future in
the composition of our loan portfolio. Commercial real estate continues to be the main category of our portfolio, reflective of the market in which we operate.
The

growth

experienced

over

the

last

couple

of

years

is

primarily

due

to

implementation

of

our

relationship-based
banking

model,

our

diversified

business

verticals,

and

the

success

of

our

relationship

managers

in

competing

for

new
business in a highly competitive metropolitan area. Many of

our larger loan clients have lengthy relationships with members of our senior management team or our relationship managers

that date back to former institutions.

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments.

The

following

table

shows

maturities

and

sensitivity

to

interest

rate

changes

for

the

loan

portfolio

at
December 31, 2023 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 4,985 $ 29,108 $ 77,209 $ 93,117 $ 204,419
Commercial Real Estate
97,100 186,345 757,106 7,042 1,047,593
Commercial and Industrial
12,254 50,280 117,119 40,104 219,757
Foreign Banks
114,945 - - - 114,945
Consumer and Other
2,159 3,232 10,846 175,693 191,930
Total

gross loans
$ 231,443 $ 268,965 $ 962,280 $ 315,956 $ 1,778,644
Interest rate sensitivity:
Fixed interest rates
$ 195,381 $ 156,815 $ 188,148 $ 208,681 $ 749,025
Floating or adjustable rates
36,062 112,150 774,132 107,275 1,029,619
Total

gross loans
$ 231,443 $ 268,965 $ 962,280 $ 315,956 $ 1,778,644
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

2023, approximately

57.9%

of the

loans

have adjustable/variable

rates

and

42.1%

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

USCB Financial Holdings, Inc.

2023 10-K

As of

December 31, 2023, the

commercial real estate

portfolio was $1.0

billion or 58.8%

of the

total gross loans

portfolio,
17% of outstanding balances are

characterized as owner occupied and

83% are characterized as non-owner

occupied. The
retail sector was $285.7 million or 33% of the $868.1 million non-owner occupied CRE portfolio.
The

following

table

is

a

summary

of

the

distribution

of

non-owner

occupied

commercial

real

estate

loans

held

for
investment by loan type (in thousands):
December 31, 2023
Balance # of Notes
% of Total
Gross Loans Average Loan Size Non-Accruals
Weighted Avg
LTV (1)
Retail $ 285,728 98 16% $ 2,916 $ - 55%
Multifamily 179,976 125 10% 1,440 - 59%
Warehouse
127,824 51 7% 2,506 - 55%
Office
123,938 57 7% 2,174 - 53%
Hotels/Motels
86,490 17 5% 5,088 - 55%
Construction/Land
36,668 16 2% 2,292 - 52%
Other 27,395 18 2% 1,522 - 52%
$ 868,019 382 49% $ 2,272 $ - $ 55%
(1) Loan-to-value is calculated based on the real estate value at the time of origination, renewal, or update, whichever is more recent.
The following table is a summary of non-owner occupied commercial real estate loans held for investment by collateral geographical location (in thousands):
December 31, 2023
South Florida (1) Rest of Florida (2) Outside Florida (3)
Balance
% of Non-
Owner
Occupied
CRE Loans Balance
% of Non-
Owner
Occupied
CRE Loans Balance
% of Non-
Owner
Occupied
CRE Loans
Retail $ 169,834 20% $ 48,204 6% $ 67,690 8%
Multifamily 138,497 16% 41,480 5%

-

-

Warehouse
75,543 9% 49,705 6% 2,576 0%
Office
83,694 10% 31,157 4% 9,087 1%
Hotels/Motels
63,562 7% 22,927 3%

-

-

Construction/Land 36,093 4% 575 0%

-

-

Other 20,295 2% 7,100 1%

-

-

$ 587,518 68% $ 201,148 23% $ 79,353 9%
(1) Miami-Dade, Broward, and West Palm Beach counties
(2) All other Florida counties
(3) Within the U.S.
As of December

31, 2023,

68% of the

non-owner occupied

CRE portfolio

were located

within South Florida,

and only
10 loan

notes with

an outstanding

balance of

$79.4 million

are located

outside Florida.

Balances of

non-owner

occupied
CRE loans outside Florida were: $69.7 million in New York,

$7.1 million in Georgia,

and $2.6 million in New Jersey.
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

USCB Financial Holdings, Inc.

2023 10-K

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

December 31, 2023
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 204,127 $ - $ 292 $ - $ 204,419
Commercial Real Estate
1,040,032 - 7,561 - 1,047,593
Commercial and Industrial
218,129 - 1,628 - 219,757
Foreign Banks
114,945 - - - 114,945
Consumer and Other
191,930 - - - 191,930
$ 1,769,163 $ - $ 9,481 $ - $ 1,778,644
December 31, 2022
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 185,636 $ - $ - $ - $ 185,636
Commercial Real Estate
967,465 - 2,945 - 970,410
Commercial and Industrial 126,177 - 807 - 126,984
Foreign Banks
93,769 - - - 93,769
Consumer and Other
130,233 - 196 - 130,429
$ 1,503,280 $ - $ 3,948 $ - $ 1,507,228
Non-Performing Assets
The following table presents non-performing assets as

of December 31, 2023 and 2022 (in thousands, except

ratios):
2023 2022
Total

non-performing loans
$ 468 $ -
Other real estate owned
- -
Total

non-performing assets
468 -
Asset quality ratios: (1)
- -
Allowance for credit losses to total loans
1.18% 1.16%
Allowance for credit losses to non-performing loans
4505% - %
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

USCB Financial Holdings, Inc.

2023 10-K

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
For further

discussion on

non-performing loans,

see Note

3 “Loans”

to the

Consolidated Financial

Statements in

this
Annual Report on Form 10-K.
Allowance for Credit Losses
On January 1,

2023, the Company

adopted FASB ASU 2016-13, which

introduced the CECL methodology

and required
us to

estimate all

expected credit

losses over

the remaining

life of

our loan

portfolio. Accordingly,

the ACL

represents an
amount

that,

in

management's

evaluation,

is

adequate

to

provide

coverage

for

all

expected

future

credit

losses

on
outstanding loans as of the

measurement date. Additionally,

qualitative adjustments are made to

the ACL when, based on
management’s judgment, there

are factors impacting

the allowance estimate

not considered by

the quantitative calculations.
See

Note

3

“Loans”

to

the

Consolidated

Financial

Statements

set

forth

in

Item

8

of

Part

1

of

this

Form

10-K

for

more
information on the allowance for credit losses.
The following table presents ACL and net charge-offs to average loans by type for the periods indicated (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
December 31, 2023:

Beginning balance $ 1,352 $ 10,143 $ 4,163 $ 720 $ 1,109 $ 17,487
Cumulative effect of adoption of
accounting principle (1)
1,238 1,105 (2,158) 23 858 1,066
Provision for credit losses (2)
95 (882) 1,897 168 1,225 2,503
Recoveries 10 - 72 - 3 85
Charge-offs
- - - - (57) (57)
Ending Balance
$ 2,695 $ 10,366 $ 3,974 $ 911 $ 3,138 $ 21,084
Average loans
$ 186,854 $ 986,234 $ 179,574 $ 93,364 $ 160,934 $ 1,606,960
Net charge-offs (recoveries) to
average loans
(0.01)% - (0.04)% - 0.03% (0.00)%
December 31, 2022:
Beginning balance $ 2,498 $ 8,758 $ 2,775 $ 457 $ 569 $ 15,057
Provision for credit losses
(1,179) 1,385 1,474 263 552 2,495
Recoveries
33 - 18 - 4 55
Charge-offs
- - (104) - (16) (120)
Ending Balance
$ 1,352 $ 10,143 $ 4,163 $ 720 $ 1,109 $ 17,487
Average loans
$ 193,368 $ 842,914 $ 127,473 $ 81,421 $ 96,517 $ 1,341,693
Net charge-offs (recoveries) to
average loans
(0.02)% - 0.07% - 0.01% 0.00%
(1) Impact of CECL adoption on January 1, 2023.
(2) Provision for credit losses excludes $144 thousand release for unfunded commitments included in other liabilities and $8 thousand provision for investment securities held to maturity.

USCB Financial Holdings, Inc.

2023 10-K

The

following

table

presents

ACL

by

type

and

its

individual

percentage

to

total

loans

for

the

periods

indicated

(in
thousands):
December 31,
2023 2022
Loan Category Allowance
% of Loans in
Each Category to
Total Loans
Allowance
% of Loans in
Each Category to
Total Loans
Residential Real Estate $ 2,695 11.5% $ 1,352 12.3%
Commercial Real Estate 10,366 58.8% 10,143 64.4%
Commercial and Industrial 3,974 12.4% 4,163 8.4%
Foreign Banks 911 6.5% 720 6.2%
Consumer and Other 3,138 10.8% 1,109 8.7%
Total $ 21,084 100.0% $ 17,487 100.0%

Bank-Owned Life Insurance
At

December 31,

2023,

the

combined

cash

surrender

value

of

all

bank-owned

life

insurance

(“BOLI”)

policies

was
$51.8 million.

Changes

in

cash

surrender

value

are

recorded

in

non-interest

income

on

the

Consolidated

Statements

of
Operations. In

2023, the Company

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

have developed

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

Central America and the Caribbean.
The

following

table

presents

the

daily

average

balance

and

average

rate

paid

on

deposits

by

category

as

of
December 31, 2023 and 2022 (in thousands, except ratios):
Twelve Months Ended December 31,
2023 2022
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest bearing demand deposits $ 607,506 0.00% $ 645,366 0.00%
Interest-bearing demand deposits 53,324 1.69% 64,835 0.13%
Saving and money market deposits 963,708 3.08% 803,426 0.64%
Time deposits 268,715 3.16% 220,319 0.68%
$ 1,893,253 2.06% $ 1,733,946 0.39%
Total

average deposits for the

year ended December 31, 2023

was $1.9 billion,

an increase of $159.3 million

,

or 9.2%
over total

average deposits

of $1.7 billion

for the

same period

in 2022.

The greatest

increase was

in money

market and
savings deposits which increased

by $160.3 million,

or 19.9%. Non-interest-bearing demand

deposits decreased by $37.9
million or

5.9% due

to customers

moving deposits

to interest

bearing accounts

due to

increases in

rate paid

on deposits
due to increases in the interest rate market.

USCB Financial Holdings, Inc.

2023 10-K

The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250 thousand

for

all

deposit
accounts at

the Bank

per account

holder.

Total

estimated uninsured

deposits was

$1.1 billion

at December 31,

2023 and
2022. As of December 31, 2023, 45%

of our deposits are estimated to be

FDIC-insured.

Our public funds are 13.9% of total
deposits and are partially collateralized. Brokered deposits are 2.6% of total deposits and are FDIC-insured. The estimated average account size

of our deposit

portfolio is $97

thousand. Time deposits with

balances of $250

thousand or more

totaled
$58.1

million

and

$122.9

million

at

December 31,

2023

and

2022,

respectively.

U.S.

Century

Bank

maintains

a

well-
diversified deposit base. Our top 15 depositors only hold 20%

of our total portfolio.
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

cash needs as necessary.
The following table shows scheduled maturities of uninsured

time deposits as of December 31, 2023 (in thousands):
Three months or less
$ 16,641
Over three through six months
16,451
Over six though twelve months
24,002
Over twelve months
1,016
$ 58,110
Borrowings
As

a

member

of

the

FHLB

Atlanta,

we

are

eligible

to

obtain

advances

with

various

terms

and

conditions.

This
accessibility of additional

funding allows us

to efficiently and

timely meet both

expected and unexpected

outgoing cash flows
and collateral needs without adversely affecting

either daily operations or the financial condition

of the Company.
Outstanding fixed-rate

advances from

the FHLB

were at

$183.0 million

and $46.0

million, as

of December

31, 2023,
and December 31,

2022, respectively.

The weighted average

rate for outstanding

FHLB advances at

December 31,

2023
was 4.4%.

USCB Financial Holdings, Inc.

2023 10-K

The following table presents the FHLB fixed rate advances

as of December 31, 2023 (in thousands):
At December 31, 2023
Interest Rate Type of Rate Maturity Date Amount
2.05% Fixed March 27, 2025
$ 10,000
1.07% Fixed July 18, 2025
6,000
1.04% Fixed July 30, 2024
5,000
3.76% Fixed January 24, 2028
11,000
3.77% Fixed April 25, 2028
50,000
5.57% Fixed December 26, 2024
101,000
$ 183,000
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

December 31, 2023, there were no

outstanding balances under the Fed

Funds
line of credit and the BTFP.
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

credit may expire unused, the

amounts
shown do not necessarily

reflect the actual

future cash funding requirements

.

The following table

presents lending related
commitments outstanding as of December 31, 2023 and

2022 (in thousands):
2023 2022
Commitments to grant loans and unfunded lines of credit
$ 85,117 $ 95,461
Standby and commercial letters of credit
3,987 4,320
Total
$ 89,104 $ 99,781
Commitments to extend credit are agreements to lend funds to a client, as long as there is no violation of any condition established

in

the

contract,

for

a

specific

purpose.

Commitments

generally

have

variable

interest

rates,

fixed

expiration
dates or

other

termination

clauses

and

may require

payment

of

a fee.

Since many

of the

commitments

are

expected to
expire without being

fully drawn, the

total commitment

amounts disclosed

above do not

necessarily represent

future cash
requirements.
Unfunded lines of credit represent unused portions of credit facilities to our current borrowers that represent no change in credit risk in our portfolio. Lines of credit

generally have variable interest rates. The

maximum potential number of future
payments we could

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

2023 10-K

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

and statement
of operations,

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
Market and Interest Rate Risk Management

According to our ALCO model, as

of December 31, 2023, we were

a slightly asset sensitive/neutral bank

for year one
modeling and asset sensitive for year two modeling. Asset sensitivity indicates that our assets generally reprice faster than
our

liabilities,

which

results

in

a

favorable

impact

to

net

interest

income

when

market

interest

rates

increase.

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
Because of the inherent use

of these estimates and

assumptions in the model,

our actual results may,

and most likely
will, differ from static measures results. In

addition, static measures like the economic value

of equity (“EVE“) do not include
actions that management may undertake

to manage the risks in

response to anticipated changes

in interest rates or client
deposit behavior. As part of

our ALM strategy and policy,

management has the ability to modify the balance sheet to either increase or

decrease asset

duration and

increase or

decrease liability

duration to

modify the

balance sheet

sensitivity to
interest rates.

According to our model, as of

end of 2023, the NIM will

remain fairly stable for static rate

scenarios (-400 basis points:
+400 basis points). For the

static forecast for year one,

the estimated NIM will increase

from 2.81% base case scenario

to
2.86% under a +400-basis

points scenario. Additionally,

utilizing an EVE approach,

we analyze the risk

to capital from the
effects

of various

interest rate

scenarios

through a

long-term discounted

cash flow

model. This

measures

the difference
between the economic

value of our

assets and the

economic value of

our liabilities, which is

a proxy for

our liquidation value.
According to

our balance

sheet composition,

and as

expected, our

model stipulates

that an

increase of

interest rates

will
have a negative impact on

the EVE. Results and analysis are

presented quarterly to the ALCO, and

strategies are reviewed
and refined.
Additionally, in the last year we have been reducing our asset sensitivity by extending asset duration. This has reduced our NII volatility for the first and

second year in the analysis and has helped us

to maintain the NII in accordance with ALCO
expectations.

USCB Financial Holdings, Inc.

2023 10-K

Liquidity

Liquidity is

defined as

a Company’s capacity

to meet

its cash

and collateral

obligations at

a reasonable

cost. Maintaining
an adequate level of liquidity depends on the Company’s ability to efficiently meet both expected and unexpected cash flow
and collateral needs without adversely affecting

either daily operations or the financial condition of the

Company.
Liquidity risk

is the

risk that

we will

be unable

to meet

our short-term

and long-term

obligations as

they become

due
because of an

inability to liquidate

assets or obtain

adequate funding on

acceptable terms in

a timely matter. The

Company’s
obligations, and the funding sources used to meet them, depend significantly on our business mix, balance sheet structure
and composition, credit quality of

our assets, interest rate

environment and the cash flow

profiles of our on- and

off-balance
sheet obligations.
In

managing

cash

inflows

and

outflows,

management

regularly

monitors

situations

that

can

give

rise

to

increased
liquidity risk.

These include

funding mismatches, market

constraints on

the ability

to convert

assets (particularly investments)
into cash or in

accessing sources of

funds (i.e., market

liquidity), and contingent

liquidity events. Management

presents to
the ALCO,

on a

quarterly basis, liquidity

stress tests following

the scenarios

described in

the Company’s contingency

funding
plan.

Changes

in

macroeconomic

conditions,

exposure

to

credit

deterioration,

market,

operational,

legal

and

reputational
risks, including cybersecurity risk and

social media events could

also affect the Company’s liquidity risk

profile unexpectedly
and are considered in the assessment of liquidity and ALM

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

involvement by senior management;

strategies, policies, procedures,

and limits used to

identify and
mitigate

liquidity

risk;

comprehensive

liquidity

risk

measurement

and

monitoring

systems

(including

assessments

of

the
current and prospective cash flows or sources and uses of funds) that are commensurate with the complexity and business
activities

of the

Company;

management

of intraday

liquidity and

collateral;

a diverse

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

cash needs as necessary.
At December 31, 2023,

the Company had $224.8

million in available liquidity

on balance sheet, including

$187.7 million in
unpledged securities available to

use as collateral and

$37.1 million in

excess cash. The Company

had an additional $395.0
million in off balance sheet liquidity,

excluding access to brokered deposits and other off balance

sheet sources of funding.

USCB Financial Holdings, Inc.

2023 10-K

Capital Adequacy
As

of

December 31,

2023,

the

Bank

was

well

capitalized

under

the

FDIC’s

prompt

corrective

action

framework.
Additionally,

we follow the

capital conservation buffer

framework, and according

to our actual ratios

the Bank exceeds

the
capital conversation

buffer in

all capital ratios

as of December 31,

2023. The Company

is not subject

to regulatory

capital
requirements because it is deemed by the Federal Reserve

to be a small bank holding company.
The

following

table

presents

the

capital

ratios

for

the

Bank

at

December 31,

2023

and

2022

(in

thousands,

except
ratios):
Actual
Minimum Capital
Requirements
To be Well Capitalized Under
Prompt Corrective Action
Provisions
Amount Ratio Amount Ratio Amount Ratio
December 31, 2023
Total

risk-based capital:
$ 233,109 12.65% $ 147,432 8.00% 184,290 10.00%
Tier 1 risk-based capital: $ 211,645 11.48% $ 110,574 6.00% 147,432 8.00%
Common equity tier 1 capital: $ 211,645 11.48% $ 82,931 4.50% 119,789 6.50%
Leverage ratio: $ 211,645 9.17% $ 92,328 4.00% 115,410 5.00%
December 31, 2022
Total

risk-based capital:
$ 216,693 13.58% $ 127,616 8.00% 159,520 10.00%
Tier 1 risk-based capital: $ 198,909 12.47% $ 95,712 6.00% 127,616 8.00%
Common equity tier 1 capital: $ 198,909 12.47% $ 71,784 4.50% 103,688 6.50%
Leverage ratio: $ 198,909 9.56% $ 83,210 4.00% 104,012 5.00%

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

2023 10-K

Reconciliation and Management Explanation of Non

-GAAP Financial Measures
Management has included

non-GAAP measures set

forth below because

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
As of and for the years ended December 31,
2023 2022
Pre-Tax Pre-Provision ("PTPP") income: (1)
Net income (GAAP)
$ 16,545 $ 20,141
Plus: Provision for income taxes
5,251 6,944
Plus: Provision for (recovery of) credit losses
2,367 2,495
PTPP income
$ 24,163 $ 29,580
Operating net income: (1)
Net income (GAAP)
$ 16,545 $ 20,141
Less: Net gain (loss) on sale of securities
(1,859) (2,529)
Less: Tax

effect on sale of securities
471 641
Operating net income
$ 17,933 $ 22,029
Operating PTPP income: (1)
PTPP income
$ 24,163 $ 29,580
Less: Net gain (loss) on sale of securities
(1,859) (2,529)
Operating PTPP Income
$ 26,022 $ 32,109
(1) The Company believes these non-GAAP measurements are key indicators of the ongoing earnings power of the Company.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company,

we are not required to provide the information required

by this item.

USCB Financial Holdings, Inc.

2023 10-K

Item 8.

Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

(
Crowe LLP
, PCAOB ID:
173
)
73
Consolidated Balance Sheets
74
Consolidated Statements of Operations
75
Consolidated Statements of Comprehensive Income (Loss)
76
Consolidated Statements of Changes in Stockholders’ Equity
77
Consolidated Statements of Cash Flows
78
Notes to the Consolidated Financial Statements
80

Crowe LLP
Independent Member Crowe Global

USCB Financial Holdings, Inc.

2023 10-K

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of
USCB Financial Holdings, Inc.
Doral, Florida
Opinion on the Financial Statements
We

have

audited

the

accompanying

consolidated

balance sheets

of USCB

Financial

Holdings,

Inc. (the
"Company")

as

of

December

31,

2023

and

2022,

the

related

consolidated

statements

of

operations,
comprehensive income

(loss), changes

in stockholders’

equity,

and cash

flows for

the years

then ended,
and the

related

notes

(collectively

referred

to as

the

"financial statements").

In

our opinion,

the

financial
statements present fairly, in all material respects, the

financial position of the Company

as of December 31,
2023 and 2022, and the results

of its operations and its cash

flows for the years then ended, in conformity
with accounting principles generally accepted in the United

States of America.
Explanatory Paragraph - Change in Accounting Principle
As discussed in Note 1 to the financial

statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption

of ASU 2016-13 Financial Instruments – Credit
Losses

(ASC

Topic

326).

The

Company

adopted

the

new

credit

loss

standard

using

the

modified
retrospective

method

such

that

prior

period

amounts

are

not

adjusted

and

continue

to

be

reported

in
accordance with previously applicable generally accepted accounting principles.
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

/s/ Crowe LLP

Crowe LLP
We have served as the Company's auditor since

2017.
Fort Lauderdale, Florida
March 22, 2024

USCB Financial Holdings, Inc.

2023 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands,

except share and per share data)

December 31,
2023 2022
ASSETS:
Cash and due from banks $
8,019
$
6,605
Interest-bearing deposits in banks
33,043
47,563
Total cash and cash equivalents
41,062
54,168
Investment securities held to maturity net allowance of

$
8

and $0, respectively (fair value $
155,510

and
$
169,088
, respectively)
174,974
188,699
Investment securities available for sale, at fair value
229,329
230,140
Federal Home Loan Bank stock, at cost
10,153
2,882
Loans held for investment, net of allowance of

$
21,084

and $
17,487
, respectively
1,759,743
1,489,851
Accrued interest receivable
10,688
7,546
Premises and equipment, net
4,836
5,263
Bank owned life insurance
51,781
42,781
Deferred tax asset, net
37,282
42,360
Lease right-of-use asset
11,423
14,395
Other assets
7,822
7,749
Total assets $
2,339,093
$
2,085,834
LIABILITIES:
Deposits:
Demand $
552,762
$
629,776
Money market and savings accounts
1,048,272
915,853
Interest-bearing checking accounts
47,702
66,675
Time deposits
288,403
216,977
Total deposits
1,937,139
1,829,281
Federal Home Loan Bank advances
183,000
46,000
Lease liability
11,423
14,395
Accrued interest and other liabilities
15,563
13,730
Total liabilities
2,147,125
1,903,406
Commitments and contingencies (See Notes 10

and 18)
(nil)

(nil)

STOCKHOLDERS' EQUITY:
Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized; 0 issued and 0 outstanding as of

December 31, 2023 and 2022
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized; 0 issued and 0 outstanding as of

December 31, 2023 and 2022
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized; 0 issued and 0 outstanding as of

December 31, 2023 and 2022
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
19,575,435

and
20,000,753

issued and outstanding as of December 31,

2023 and 2022
19,575
20,001
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized; 0 issued and 0
outstanding as of December 31, 2023 and 2022 - -
Additional paid-in capital on common stock
305,212
311,282
Accumulated deficit
(88,548)
(104,104)
Accumulated other comprehensive income (loss)
(44,271)
(44,751)
Total stockholders' equity
191,968
182,428
Total liabilities and stockholders' equity $
2,339,093
$
2,085,834
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2023 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
(Dollars in thousands,

except per share data)

Years Ended December 31,
2023 2022
Interest income:

Loans, including fees
$
87,884
$
60,825

Investment securities
10,012
9,346

Interest-bearing deposits in financial institutions
3,121
929

Total interest income
101,017
71,100
Interest expense:

Interest-bearing deposits
901
86

Savings and money markets accounts
29,658
5,173

Time deposits
8,500
1,509

Federal Home Loan Bank advances
3,390
671

Total interest expense
42,449
7,439

Net interest income before provision for

credit losses
58,568
63,661
Provision for credit losses
2,367
2,495

Net interest income after provision for

credit losses
56,201
61,166
Non-interest income:

Service fees
5,055
4,010

Bank owned life insurance income
2,160
1,061

Gain (loss) on sale of securities available for sale,

net
(1,859)
(2,529)

Gain on sale of loans held for sale, net
801
891

Loan settlement
-
161

Other non-interest income
1,246
1,634

Total non-interest income
7,403
5,228
Non-interest expense:

Salaries and employee benefits
24,429
23,943

Occupancy
5,230
5,058

Regulatory assessment and fees
1,453
930

Consulting and legal fees
1,899
1,890

Network and information technology services
2,016
1,806

Audit and tax services fees
1,287
918

Other operating
5,494
4,764

Total non-interest expense
41,808
39,309

Net income before income tax expense
21,796
27,085
Income tax expense
5,251
6,944

Net income
16,545
20,141
Net income available to common stockholders $
16,545
$
20,141
Per share information:
Class A common stock
Net income per share, basic $
0.84
$
1.01
Net income per share, diluted $
0.84
$
1.00
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2023 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

(Loss)
(Dollars in thousands)
Years Ended December 31,
2023 2022
Net income $
16,545
$
20,141
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities
(1,801)
(59,260)
Amortization of net unrealized gains on securities

transferred from available-for-sale to held-to-maturity
251
120
Reclassification adjustment on sale of available

for sale securities for loss included in net income
1,859
2,529
Unrealized gain on cash flow hedge
334
-
Tax effect
(163)
14,376
Total other comprehensive income (loss), net of tax
480
(42,235)
Total comprehensive income (loss) $
17,025
$
(22,094)
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2023 10-K
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
(989)
-
(989)
Adjusted beginning balance after cumulative effect adjustment
20,000,753
20,001
311,282
(105,093)
(44,751)
181,439
Net income - - -
16,545
-
16,545
Other comprehensive income - - - -
480
480
Repurchase of Class A common stock
(669,920)
(670)
(6,913)
- -
(7,583)
Restricted stock issued
242,713
242
(242)
- - -
Restricted stock forfeiture
(8,111)
(8)
8
- - -
Exercise of stock options
10,000
10
65
- -
75
Stock-based compensation - -
1,012
- -
1,012
Balance at December 31, 2023
19,575,435
19,575
305,212
(88,548)
(44,271)
191,968
Balance at January 1, 2022
19,991,753
$
19,992
$
310,666
$
(124,245)
$
(2,516)
$
203,897
Net income - - -
20,141
-
20,141
Other comprehensive loss - - - -
(42,235)
(42,235)
Issuance of common stock - exercised options
9,000
9
93
- -
102
Stock-based compensation - -
523
- -
523
Balance at December 31, 2022
20,000,753
$
20,001
$
311,282
$
(104,104)
$
(44,751)
$
182,428
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2023 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years Ended December 31,
2023 2022
Cash flows from operating activities:
Net income $
16,545
$
20,141
Adjustments to reconcile net income to net

cash provided by operating activities:

Provision for credit losses
2,367
2,495
Depreciation and amortization
590
688
(Accretion) amortization of premiums on securities,

net
(770)
433
Accretion of deferred loan fees, net
(184)
(1,497)
Stock-based compensation
1,012
523
Loss on sale of available for sale securities
1,859
2,529
Gain on sale of loans held for sale
(801)
(891)
Increase in cash surrender value of bank owned

life insurance
(2,160)
(1,061)
Decrease in deferred tax asset
5,251
6,945
Net change in operating assets and liabilities:

Accrued interest receivable
(3,142)
(1,571)
Other assets
261
(3,449)
Accrued interest and other liabilities
1,718
4,252
Net cash provided by operating activities
22,546
29,537
Cash flows from investing activities:
Purchase of investment securities held to maturity
(86,788)
(14,739)
Proceeds from maturities and pay-downs of investment

securities held to maturity
101,541
12,237
Purchase of investment securities available for

sale
(40,379)
(53,113)
Proceeds from maturities and pay-downs of investment

securities available for sale
15,189
40,754
Proceeds from sales of investment securities available

for sale
24,185
60,649
Net increase in loans held for investment
(239,361)
(257,580)
Purchase of loans held for investment
(45,645)
(70,175)
Additions to premises and equipment
(163)
(673)
Proceeds from the sale of loans held for sale
12,530
12,821
Purchase of Bank owned life insurance, net
(6,840)
-
Proceeds from the redemption of Federal Home

Loan Bank stock
15,495
3,440
Purchase of Federal Home Loan Bank stock
(22,766)
(4,222)
Net cash used in investment activities
(273,002)
(270,601)
(Continued)
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2023 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
Years Ended December 31,
2023 2022
Cash flows from financing activities:
Proceeds from exercise of Class A common stock

options, net
75
102
Repurchase of Class A common stock
(7,583)
-
Net increase in deposits
107,858
238,902
Proceeds from Federal Home Loan Bank advances
529,350
126,000
Repayments on Federal Home Loan Bank advances
(392,350)
(116,000)
Net cash provided by financing activities
237,350
249,004
Net increase (decrease) in cash and cash equivalents
(13,106)
7,940
Cash and cash equivalents at beginning of period
54,168
46,228
Cash and cash equivalents at end of period $
41,062
$
54,168
Supplemental disclosure of cash flow information:
Interest paid $
41,306
$
7,306
Supplemental schedule of non-cash investing and

financing activities:
Transfer of loans held for investment to loans held for

sale
$
11,729
$
11,930
Transfer of investment securities from available-for-sale to held-to-maturity $ - $
63,798
Lease liability arising from obtaining right-of-use asset $ - $
3,203
The accompanying notes are an integral part of

these consolidated financial statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K

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

a holding

company structure. Each

of the

outstanding
share of

the Bank’s

common stock,

par value

$
1.00

per share,

formerly held

by its

stockholders were

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

financial statements

have
been prepared in accordance with GAAP.
Risk and Uncertainties
Banking Environment
Industry events

transpiring early

in 2023,

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

Department, the

Board of

Governors

of the

Federal Reserve

System, and
the FDIC

jointly announced

the Bank

Term

Funding Program

(BTFP) on

March 12,

2023. This

program aims

to enhance
liquidity by allowing institutions to pledge

certain securities at the par value

of the securities, and at a

borrowing rate of ten
basis

points

over

the

one-year

overnight

index

swap

rate.

The

BTFP

was

available

to

eligible

U.S.

federally

insured
depository institutions, with

advances having a

term of up to

one year and

no prepayment penalties.

In January 2024,

the
Company drew

$
80.0

million in the

BTFP; there

were
no

draws in 2023.

No further draws

were permitted

after March 11,
2024. All advances must be paid by January 2025.
Market conditions and external factors may unpredictably impact the competitive landscape for deposits in the banking industry.

Additionally,

the

rising

interest

rate

environment

experienced

in

2022

and

2023

has

increased

competition

for
liquidity and the premium at

which liquidity is available to

meet funding needs. The Company

believes its sources of liquidity
are sufficient to meet its needs as of the balance sheet

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
Use of Estimates
The

Company

has

established

policies

and

control

procedures

that

are

intended

to

ensure

valuation

methods

are
controlled and

applied consistently

from period

to period.

These estimates

and assumptions,

which may

materially affect

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
the reported amounts of

certain assets, liabilities, revenues

and expenses, are based

on information available as

of the date
of the

financial statements,

and changes

in this

information over

time and

the use

of revised

estimates and

assumptions
could materially affect amounts reported in subsequent

financial statements.
Cash and Cash Equivalents
The

Company

considers

investments

with

a

maturity

of

90

days

or

less

from

its

original

purchase

date

to

be

cash
equivalents. For

the Consolidated

Statements of

Cash Flows,

cash and cash

equivalents include

cash on hand,

amounts
due from banks, and interest-bearing deposits in banks.
Restricted Cash
The Company may be required to maintain

funds at other banks to satisfy

the terms of a loan participation agreement.
The Company reports restricted cash

within cash and cash equivalents.

At the years ended December

31, 2023 and 2022
the company had $ 0

in restricted cash.
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

the CECL

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
CECL requires a loss reserve for securities

classified as HTM. The reserve should reflect

historical credit performance
as well as the impact

of projected economic forecast.

For U.S. Government bonds

and U.S. Agency issued bonds

in HTM
the explicit and/or

implicit guarantee of the

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

2023 10-K
Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level
of borrowings and

other factors and

may invest in

additional amounts. FHLB

stock is carried

at cost, classified

as a restricted
asset, and

periodically evaluated

for impairment

based on

ultimate recovery

of par

value. As

of December

31, 2023

and
2022, FHLB

stock amounted

to $
10.2

million and

$
2.9

million, respectively,

with no

impairment deemed

necessary.

Both
cash and stock dividends are reported as interest income.
Loans Held for Investment and Allowance for Credit

Losses
Loans held for investment (“loans”) are reported at their outstanding principal balance net of charge-offs, deferred loan
cost,

unearned

income, and

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

expected

loan

losses

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

include

a

review

of

the
borrower’s credit, capacity

and the collateral

securing the loan.

The borrower’s ability

to repay involves

an analysis of

factors
including: current income,

employment status, monthly

payment of

the loan,

current debt

obligations, monthly debt

to income
ratio and credit history. The Company relies on appraisals in determining the value of the property.

Risk is mitigated by this
analysis and the diversity of the residential portfolio.
Commercial real estate

loans are

secured by liens

on commercial properties,

land, construction and

multifamily housing.
Underwriting of commercial real estate loans will analyze the key market and business factors to arrive at a decision on the credit worthiness of the borrower. The analysis may include the capacity of the borrower,

income generated by property for
debt service,

other

sources

of repayment,

sensitivity

analysis

to fluctuations

in market

conditions

including vacancy

and
rental rates in geographic

location and loan

to value. Land

and construction loan

analysis will include

the time to

develop,
sell or lease

the property.

Appraisals are used

to determine the

value of the

underlying collateral.

Risk is mitigated

as the
properties securing the commercial real estate loans

are diverse in type, location, and loan structure.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
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

-term

loans with

international

correspondent

banking

institutions

primarily

domiciled

in
Latin America. Most of these loans are for trade capital and have a life of less than one year. The Company’s

credit review
includes a credit analysis, peer comparison and current

country risk overview.

Annual re-evaluation of the risk rating of the
borrower and country where the borrower is

located and a review by the authorized signer

within the Company.

The risk is
mitigated as these loans are short term, have limited exposure,

and are geographically dispersed.

Other loans are secured and

unsecured consumer loans including

yacht loans, personal loans, overdrafts

and deposit
account collateralized loans. Repayment of these loans are primarily from the personal income of the borrowers. Loans are underwritten based on the credit worthiness of the borrower.

The risk on these loans is mitigated by small loan balances.

Under

CECL,

the

Company

estimates

the

ACL

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

the

purpose of establishing

reserves. Each of

these segments
is

paired

to

regression

models

(Loss

Driver

Analyses)

based

on

peer

data

for

loans

of

similar

risk

characteristics.

The
Company has established relationships between internal segmentation and FFIEC

Call Report codes for this purpose. The
loss driver for each loan

portfolio segment is derived

from a readily available and

reasonable economic forecast, including
the Federal Reserve Bank

projections of U.S. civilian

unemployment rate and the

year-over-year real GDP

growth; for the
residential

loan

segment

the

HPI

projections

published

by

Fannie

Mae’s

Economic

and

Strategic

Research

Group

are
utilized for the

forecast. Forecasts

are applied to

the first four

quarters of the

credit loss estimate

and revert on

a straight-
line basis to the lookback period's historical mean for the

economic indicator over the expected life of loans.
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

2023 10-K
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

development. Circumstances

which negatively

impact
the South Florida real estate industry

or the South Florida economy, in general, could adversely impact the Company's loan
portfolio.
At December 31,

2023 and

2022, the

Company had

a concentration

of risk

with loans

outstanding to

the Company’s
top ten lending relationships

totaling $
163.1

million and $
197.9

million, respectively.

At December 31, 2023 and

2022, this
concentration represented
9.2
% and
13.1
% of

net loans

outstanding, respectively.

For the

periods ended

December 31,
2023 and December 31, 2022, the largest commercial real estate loan note outside Florida was
one

commercial real estate
loan with an outstanding balance of $
20

million collateralized by a 1
st

lien commercial property located in New York

State.

At December 31, 2023,

the Company had

a concentration of

risk with loans

outstanding totaling $
105.4

million to foreign
banks located in Ecuador, Dominican Republic, Honduras, and El Salvador. At December 31, 2022, the Company also had a concentration of risk

with loans outstanding totaling

$
88.8

million to foreign banks

located in Ecuador,

Honduras, and El
Salvador.

These

banks

maintained

deposits

with

right

of

offset

totaling

$
43.9

million

and

$
31.4

million

at

December 31,
2023 and 2022, respectively.
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

s

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

2023 10-K
Other Real Estate Owned
OREO consists of real estate

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
BOLI is carried at

the amount that could

be realized under the

contract at the balance sheet

date, which is typically

cash
surrender

value.

Changes

in

cash

surrender

value

are

recorded

in

non-interest

income.

At

December 31,

2023,

the
Company

maintained

BOLI

policies

with

five

insurance

carriers

with

a

combined

cash

surrender

value

of

$
51.8

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

2023 10-K
the transferred

assets,

and

(iii) the

Company

does not

maintain effective

control

over

the transferred

assets

through

an
agreement to repurchase them before their maturity or

the ability to unilaterally cause the holder to return specific assets.
Comprehensive Income (Loss)
Under

GAAP,

certain

changes

in

assets

and

liabilities,

such

as

unrealized

holding

gains

and

losses

on

securities
available-for-sale, are

excluded from

current period

earnings and

reported as

a separate

component of

the stockholders’
equity section of the Consolidated

Balance Sheets, such items,

along with net income, are

components of comprehensive
income (loss).

Additionally,

any unrealized

gains or

losses on

transfers of

investment securities

from available-for-sale

to
held-to-maturity are recorded to

accumulated other comprehensive income (loss)

on the date

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

options and

unvested restricted

stock. Basic

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
Stock-Based Compensation
Stock-based compensation accounting guidance requires that the compensation cost relating to share-based payment
transactions be recognized in the accompanying Consolidated

Financial Statements. That cost will be measured

based on
the grant

date fair

value of

the equity

or liability

instruments issued.

The stock-based

compensation accounting

guidance
covers

a

wide

range

of

share-based

compensation

arrangements

including

stock

options,

restricted

share

awards,
performance-based awards, share appreciation rights, and

employee share purchase plans.
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

See Note 18 “Loss Contingencies” for further details.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
Dividend Restrictions
Banking

regulations

require

maintaining

certain

capital

levels

and

may

limit

the

dividends

paid

by

the

Bank

to

the
Company or by the Company to the stockholders.
Fair Value Measurements
Fair values

of financial

instruments are

estimated using

relevant market

information and

other assumptions,

as more
fully disclosed in Note

12 “Fair Value

Measurements”. Fair value estimates

involve uncertainties and

matters of significant
judgment. Changes in assumptions or in market conditions

could significantly affect the estimates.
Derivative Instruments
Derivative financial instruments are

carried at fair

value and reflect

the estimated amount that

would have been

received
to

terminate

these

contracts

at

the

reporting

date

based

upon

pricing

or

valuation

models

applied

to

current

market
information.
Rate Swaps Designated as Cash Flow Hedges
The

changes

in

fair

value

on

these

interest

rate

swaps

are

recorded

in

other

assets

or

other

liabilities

with

a
corresponding recognition

in other comprehensive

income (loss)

and subsequently reclassified

to earnings when

gains or
losses are realized. As of December 31, 2023 the cash

flow hedge was effective.

Interest Rate Swaps Designated as Fair Value

Hedges
The

changes

in

fair

value

on

these

interest

rate

swaps

are

recorded

in

other

assets

or

other

liabilities

with

a
corresponding recognition in the assets being hedged.

Interest Rate Swaps
The Company enters into interest rate swaps

agreements to provide commercial loan clients

the ability to swap from a
variable interest rate to a fixed rate. The Company

enters into a floating-rate loan with a customer with

a separately issued
swap agreement allowing

the customer to convert

floating payments on

the loan into a

fixed interest rate. To

mitigate risk,
the Company enters into a matching agreement with

a third party to offset the exposure on

the customer agreement. These
swaps are

not considered

to be

qualified hedging

transactions and

the unmatched

unrealized gain

or loss

is recorded

in
other non-interest income.

Interest

rate

swap

agreements

are

used

by

the

Company

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

Cash Flow Statement
The Company reports the net activity rather than gross activity in the Consolidated

Statements of Cash Flows. The net
cash

flows

are

reported

for

loans

held

for

investment,

accrued

interest

receivable,

deferred

tax

assets,

other

assets,
customer deposits, accrued interest payable, other liabilities, and proceeds from the issuance of Class A common shares.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
Reclassifications
Certain

amounts

in

the

Consolidated

Financial

Statements

have

been

reclassified

to

conform

to

the

current
presentation. Reclassifications had no impact on the net income or stockholders’ equity of the Company.

Recently Issued Accounting Standards

Issued and Adopted
Guidance on Accounting for Credit Losses on Financial Instruments
On January 1, 2023, the Company implemented Accounting Standard Update (“ASU”) 2016-13

Financial Instruments -
Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. This update replaces the incurred

loss

methodology

with

the

CECL

methodology.

The

CECL

methodology

measures

expected

credit

losses

and
applies to

financial assets

measured at

amortized cost,

including loan

receivables and

held-to-maturity debt

securities. It
also applies to off-balance sheet credit

exposures not accounted for as insurance

(e.g., loan commitments, standby letters
of

credit,

financial

guarantees,

and

similar

instruments),

as

well

as

net

investments

in

leases

recognized

by

lessors

in
accordance with Topic 842 on leases. Furthermore, ASC 326 amended the accounting treatment for available-for-sale debt securities. One notable

change is

the requirement for

credit losses to

be reported

as an allowance

rather than as

a write-
down on available-for-sale debt securities that management does not intend to sell or believes it is more likely than

not they
will not need

to sell. CECL

requires a

loss reserve

for securities

classified as

held-to-maturity (HTM).

The reserve

should
reflect historical credit performance as well as the impact

of projected economic

forecast.
At adoption

of CECL,
84
% or

$
1.3

billion of

loan receivables

were collectively

evaluated under

the Discounted

Cash
Flow (“DCF)” method

and
16
% or $
251.0

million of loan

receivables were collectively

evaluated under the

Remaining Life
method. The remaining $
7.9

million of loan receivables of the total loan portfolio

were individually evaluated.
The impact of

adoption of the

ASU 2016-13 in

January 1, 2023,

was an increase

to ACL on

loans receivables of

$
1.1
million and

an increase

to the

reserve for

unfunded commitments

of $
259

thousand. This

one-time net

of tax

cumulative
adjustment resulted in

a increase of

$
1.0

million in accumulated

deficit. The following

table reflects the

impact of adopting
CECL on the Company’s consolidated balance sheet

(in thousands):

January 1, 2023
As Reported Under ASC
326
Pre - ASC 326 Adoption
Impact of ASC 326
Adoption
Assets
Allowance for credit losses
$
18,553
$
17,487
$
1,066
Deferred tax asset, net
42,696
42,360
336
Liabilities
Reserve for unfunded credit commitments
516
257
259
Stockholder's Equity
Retained earnings
$
(105,093)
$
(104,104)
$
(989)
See “Allowance for Credit Losses” section in Note 3 for

more information on the ACL.
Guidance on Accounting for Trouble

Debt Restructuring and Vintage Disclosures
In March 2022, the

FASB issued ASU 2022-02, which eliminates creditor accounting guidance for

TDRs for entities that
have adopted ASU 2016-13, Financial Instruments

-Credit Losses (Topic

326) and enhances Vintage Disclosures

of Gross
Write-offs.

This ASU

eliminates Subtopic

310-40 guidance

for TDRs

and requires

creditors to

apply the

loan refinancing
and restructuring

guidance in

Subtopic 310-20

when evaluating

modifications granted

to borrowers

experiencing financial
difficulty to determine

whether the modification is

considered a continuation

of an existing loan

or a new loan.

The vintage
disclosure component of

the ASU requires

entities to disclose

current-period gross write-offs by

origination year for

financing

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K

receivables and investment leases within the scope of Subtopic 326-20. The Company adopted ASU 2022-02 concurrently with the adoption of ASU 2016-13.
Issued and Not Yet

Adopted
Guidance on Reference Rate Reform

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

thousands):

December 31, 2023
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
9,664
$
-
$
(1,491)
$
8,173
Collateralized mortgage obligations
103,645
-
(23,039)
80,606
Mortgage-backed securities - residential
63,795
-
(11,608)
52,187
Mortgage-backed securities - commercial
49,212
56
(6,504)
42,764
Municipal securities
25,005
-
(5,667)
19,338
Bank subordinated debt securities
28,106
188
(2,033)
26,261
$
279,427
$
244
$
(50,342)
$
229,329
Held-to-maturity:
U.S. Government Agency
$
43,626
$
2
$
(5,322)
$
38,306
Collateralized mortgage obligations
62,735
-
(7,983)
54,752
Mortgage-backed securities - residential
43,784
348
(4,533)
39,599
Mortgage-backed securities - commercial
15,439
-
(1,257)
14,182
Corporate bonds
9,398
-
(727)
8,671
$
174,982
$
350
$
(19,822)
$
155,510
Allowance for credit losses - securities held-to-maturity
(8)
Securities held-to maturity, net of allowance for credit losses
$
174,974

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K

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
28
(7,830)
60,925
Mortgage-backed securities - Residential
42,685
372
(4,574)
38,483
Mortgage-backed securities - Commercial
11,442
-
(665)
10,777
Corporate bonds
11,090
-
(1,077)
10,013
$
188,699
$
425
$
(20,036)
$
169,088
For the year ended December 31, 2023, there were
no

investment securities that were transferred from

AFS to HTM.
For the year

ended December 31,

2022, there

were
26

investment securities

that were

transferred from

AFS to

HTM
with an amortized cost basis and fair value amount

of $
74.4

million and $
63.8

million, respectively.

On the date of transfer,
these securities had a total net unrealized loss of $
10.6

million which was included in AOCI.

Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer.
The

unrealized

gain

or

loss

at

the

date

of

transfer

is

retained

in

AOCI

and

in

the

carrying

value

of

the

held-to-maturity
securities. There was no impact to net income. Such amounts

are amortized over the remaining life of the security.

For the
years

ended

December 31,

2023

and

2022,

total

amortization

out

of

AOCI

for

the

net

unrealized

losses

on

securities
transferred from

AFS to

HTM was

$
251

thousand and

$
120

thousand. In

addition for

these securities,

the balance

of the
net unrealized losses retained in AOCI was $
9.5

million at December 31, 2023 and $
9.8

million at December 31, 2022.
The following

table presents

the proceeds,

realized gross

gains and

realized gross

losses on

sales and

calls of

AFS
debt securities for the years ended December 31, 2023 and

2022 (in thousands):

Available-for-sale: 2023 2022
Proceeds from sales and call of securities
$
24,185
$
60,649
Gross Gains
$
3
$
217
Gross Losses
(1,862)
(2,746)
Net realized gains (losses)
$
(1,859)
$
(2,529)
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K

Available-for-sale Held-to-maturity
December 31, 2023:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$ - $ - $ - $ -
Due after one year through five years
2,710
2,853
9,398
8,671
Due after five years through ten years
32,116
28,673
- -
Due after ten years
18,285
14,073
- -
U.S. Government Agency
9,664
8,173
43,626
38,306
Collateralized mortgage obligations
103,645
80,606
62,735
54,752
Mortgage-backed securities - residential
63,795
52,187
43,784
39,599
Mortgage-backed securities - commercial
49,212
42,764
15,439
14,182
$
279,427
$
229,329
$
174,982
$
155,510
At December 31,

2023 and

2022, there

were no

securities to

any one

issuer,

in an

amount greater

than 10%

of total
stockholders’

equity

other

than

the

U.S.

Government

and

U.S.

Government

Agencies.

All

the

collateralized

mortgage
obligations and mortgage-backed securities are issued

by U.S. sponsored entities at December 31, 2023 and

2022.
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):

December 31, 2023
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$ - $ - $
46,479
$
(8,043)
$
46,479
$
(8,043)
Collateralized mortgage obligations
- -
135,358
(35,566)
135,358
(35,566)
Mortgage-backed securities -
residential
5,290
(47)
83,484
(18,365)
88,774
(18,412)
Mortgage-backed securities -
commercial
20,292
(611)
33,083
(8,623)
53,375
(9,234)
Municipal securities
- -
19,338
(5,667)
19,338
(5,667)
Bank subordinated debt securities
8,600
(331)
12,287
(1,703)
20,887
(2,034)
Corporate bonds
- -
8,671
(406)
8,671
(406)
$
34,182
$
(989)
$
338,700
$
(78,373)
$
372,882
$
(79,362)

December 31, 2022
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency $
11,407
$
(1,093)
$
36,310
$
(7,616)
$
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
The

unrealized

losses

associated

with

$
126.8

million

outstanding

of

investment

securities

transferred

from

the

AFS
portfolio to the HTM portfolio represent unrealized losses since the date of purchase, independent of the impact associated with changes in the cost basis upon transfer between portfolios.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
On

January

1,

2023,

the

Company

adopted

ASU

2016-13

Financial

Instruments

-

Credit

Losses

(Topic

326):
Measurement of Credit Losses

on Financial Instruments,

as amended, which replaces

the incurred loss methodology

with
an expected

loss methodology

that is

referred to

as CECL.

The measurement

of expected

credit losses

under the

CECL
methodology is applicable

to financial assets

measured at amortized

cost, including loan

receivables and

held-to-maturity
debt securities. In addition, ASC 326 amended the accou

nting for available-for-sale debt securities. One such

change is to
require

credit

losses

to

be

presented

as

an

allowance

rather

than

as

a

write-down

on

available-for-sale

debt

securities
management does not intend to sell or believes that

it is more likely than not they will be required to sell.
CECL requires a loss reserve for securities

classified as HTM. The reserve should reflect

historical credit performance
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

December 31, 2023 and December 31, 2022, all held-to-
maturity securities held by the Company were rated investment grade.
At December 31, 2023, HTM securities

included $
165.6

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
8

thousand ACL as

of December 31,

2023. The book

value for debt

securities classified as

HTM represents amortized
cost less ACL.

The

Company

determined

that

an

ACL

on

its

debt

securities

available

for

sale

as

of

December

31,

2023

was

not
required.
At

December

31,

2023,

the

Company

had

$
54.9

million

of

unrealized

losses

on

mortgage-backed

securities

and
collateralized mortgage

obligations of

U.S. Government

sponsored entities

having a

fair value

of $
284.1

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
At December 31, 2023, the

Company does not intend to

sell debt securities that are

in an unrealized loss position and
it is not more than likely than not that the Company will be required to sell these securities before recovery of the amortized
cost basis.

As of December 31, 2023, the Company maintains a master repurchase agreement with a public banking institution for up

to

$
20.0

million

fully

guaranteed

with

investment

securities

upon

withdrawal.

Any

amounts

borrowed

would

be

at

a
variable interest rate

based on prevailing

rates at the

time funding is

requested. At

December 31, 2023, the

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
At December 31, 2023, the Company had
twenty-eight

securities with a fair value of $
86.9

million pledged to the State
of Florida

under

the

public

funds

program.

The

Company

held

a total

of

$
268.4

million

in

public

funds

at

December 31,
2023.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
At December 31,

2022, the Company

had
eighteen

securities with a

fair value of

$
49.0

million pledged to

the State of
Florida under the public funds program. The Company held

a total of $
204.2

million in public funds at December 31, 2022.
The Board

of Governors

of the Federal

Reserve System,

on March

12, 2023,

announced the

creation of

a new

Bank
Term

Funding Program (“BTFP”).

The BTFP offers

loans of up to one year

in length to banks, savings

associations, credit
unions,

and

other

eligible

depository

institutions

pledging

U.S.

Treasuries,

U.S.

agency

debt

and

mortgage-backed
securities, and other qualifying assets as collateral. These assets will be valued at par.
The Company had
no

borrowing under the

BTFP program as

of December 31,

2023, and had

pledged $
132.1

million
in securities

measured at

par to

the Federal

Reserve Bank

of Atlanta

for the

BTFP program.

The BTFP

program ceased
making new loans as of March 2024.
On January 12, 2024, the Company borrowed $
80

million at a rate of
4.81
%, maturing on January 10, 2025, under the
BTFP program.

3.

LOANS
The following table is a summary of the distribution of

loans held for investment by type (in thousands):

December 31, 2023 December 31, 2022
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
204,419
11.5
% $
185,636
12.3
%
Commercial Real Estate
1,047,593
58.8
%
970,410
64.4
%
Commercial and Industrial
219,757
12.4
%
126,984
8.4
%
Foreign Banks
114,945
6.5
%
93,769
6.2
%
Consumer and Other

191,930
10.8
%
130,429
8.7
%
Total

gross loans
1,778,644
100.0
%
1,507,228
100.0
%
Plus: Deferred cost
2,183
110
Total

loans net of deferred cost
1,780,827
1,507,338
Less: Allowance for credit losses
21,084
17,487
Total

net loans
$
1,759,743

$
1,489,851
At December 31, 2023 and 2022, the Company had $
534.2

million and $
338.1

million, respectively, of commercial real
estate and residential mortgage loans pledged as collateral on lines of credit with the FHLB and the

Federal Reserve Bank
of Atlanta. At December 31, 2023 and 2022, the Company

had
no

loans in the process of foreclosure.
The Company was a participant of the SBAs Paycheck

Protection Program (“PPP”) loans. These loans were

designed
to provide a direct incentive for small businesses

to keep their workers on payroll and

had to be used towards payroll cost,
mortgage interest, rent,

utilities and other

costs related to

COVID-19. These loans

are forgivable under

specific criteria as
determined by

the SBA.

The Company

had PPP

loans totaling

$
271

thousand at

December 31, 2023

and $
1.3

million at
December 31, 2022, which are categorized as commercial and industrial loans. These PPP loans had deferred loan fees of
$
6

thousand at December 31, 2023 and $
13

thousand at December 31, 2022.
The

Company

recognized

$
8

thousand

and

$
1.6

million

in

PPP

loan

fees

and

interest

income

for

the

years

ended
December 31,

2023

and

2022,

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

The Company engaged

advisors and consultants

with experience in

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

2023 10-K
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
The

Company

segments

the

portfolio

by

pools

grouping

loans

that

share

similar

risk

characteristics

and

employing
collateral type and lien position to group loans according to risk. The Company evaluates five segments using the loss rate
methodology 'Remaining

Life Method'

or WARM.

The remaining

is calculated

based on

the annual

attrition rate

observed
for the Company’s own

portfolio experience. The

peer group includes historical

losses for U.S. The

Company also applies
a scorecard methodology

to determine

qualitative factors

for WARM

segments. The

scorecard is

built using

a peer group
loss. The maximum losses for

these peers are derived selecting

periods were higher than normal

loss rates are observed.
In estimating

credit losses,

the Company

also considers

qualitative and

environmental factors

that may

cause estimated
credit losses for the loan portfolio to differ from

historical losses.
ACL

for the

year

ended

December

31,

2023,

was

estimated

under

the

CECL

methodology,

and

for

the

year

ended
December 31, 2022, it was estimated under the incurred

loss model.
Prior to

the adoption

of ASC

326 on

January

1, 2023,

the allowance

for credit

losses

was a

valuation allowance

for
probable incurred credit

losses.

Management estimated the

allowance balance required

using past loan

loss experience,
the

nature

and

volume

of

the

portfolio,

information

about

specific

borrower

situations

and

estimated

collateral

values,
economic

conditions,

and

other

factors.

The

allowance

consisted

of

specific

and

general

components.

The

specific
component

related

to

loans

that

were

individually

classified

as

impaired.

A

loan

was

impaired

when,

based

on

current
information and events,

it was probable

that the Bank

would be

unable to

collect all

amounts due

according to

the contractual
terms of

the loan

agreement. Loans

for which

the terms

had been

modified resulting

in a

concession,

and

for which

the
borrower is experiencing financial difficulties, were

considered troubled debt restructurings and classified as

impaired.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
Changes in the ACL for the years ended December 31, 2023

and 2022 are as follows (in thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
December 31, 2023:
Beginning balance
$
1,352
$
10,143
$
4,163
$
720
$
1,109
$
17,487
Cumulative effect of adoption of
accounting principle

(1)
1,238
1,105
(2,158)
23
858
1,066
Provision for credit losses
(2)

95
(882)
1,897
168
1,225
2,503
Recoveries
10

-

72

-

3
85
Charge-offs

-

-

-

-

(57)
(57)
Ending Balance

$
2,695
$
10,366
$
3,974
$
911
$
3,138
$
21,084
December 31, 2022:
Beginning balance
$
2,498
$
8,758
$
2,775
$
457
$
569
$
15,057
Provision for credit losses
(1,179)
1,385
1,474
263
552
2,495
Recoveries
33
-
18
-
4
55
Charge-offs
- -
(104)
-
(16)
(120)
Ending Balance

$
1,352
$
10,143
$
4,163
$
720
$
1,109
$
17,487
(1) Impact of CECL adoption on January 1, 2023
(2) Provision for credit losses excludes $
144

thousand release for unfunded commitments

included in other liabilities and $
8

thousand provision for
investment securities held to maturity.
Allowance for credit losses and the outstanding balances in

loans as of December 31, 2023 and 2022 are as

follows (in
thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
December 31, 2023:
Allowance for credit losses:
Individually evaluated
$
145
$ - $
128
$ - $ - $
273
Collectively evaluated
2,550
10,366
3,846
911
3,138
20,811
Balances, end of period
$
2,695
$
10,366
$
3,974
$
911
$
3,138
$
21,084
Loans:
Individually evaluated
$
6,994
$ - $
1,668
$ - $ - $
8,662
Collectively evaluated
197,425
1,047,593
218,089
114,945
191,930
1,769,982
Balances, end of period
$
204,419
$
1,047,593
$
219,757
$
114,945
$
191,930
$
1,778,644
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

2023 10-K
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

2023 10-K
Loan credit exposures by internally assigned grades are

presented below for the periods indicated (in thousands):

As of December 31, 2023
Term Loans by Origination Year
Revolving
Loans Total 2023 2022 2021 2020 2019 Prior
Residential real estate
Pass
$
44,365
$
36,325
$
26,180
$
6,080
$
9,325
$
75,654
$
6,198
$
204,127
Special Mention
- - - - - - - -
Substandard
- - - -
292
- -
292
Doubtful
- - - - - - - -
Total
44,365
36,325
26,180
6,080
9,617
75,654
6,198
204,419
Commercial real estate
Pass
148,311
337,938
184,024
104,182
78,153
182,714
4,710
1,040,032
Special Mention
- - - - - - - -
Substandard
- -
6,867
694
- - -
7,561
Doubtful
- - - - - - - -
Total
148,311
337,938
190,891
104,876
78,153
182,714
4,710
1,047,593
Commercial and
industrial
Pass
97,753
37,414
34,090
6,499
13,706
3,113
25,554
218,129
Special Mention
- - - - - - - -
Substandard
- -
330
-
1,298
- -
1,628
Doubtful
- - - - - - - -
Total
97,753
37,414
34,420
6,499
15,004
3,113
25,554
219,757
Foreign banks
Pass
114,945
- - - - - -
114,945
Special Mention
- - - - - - - -
Substandard
- - - - - - - -
Doubtful
- - - - - - - -
Total
114,945
- - - - - -
114,945
Consumer and other
loans

Pass
71,593
74,387
41,966
615
560
1,337
1,472
191,930
Special Mention
- - - - - - - -
Substandard
- - - - - - -
-
Doubtful
-
Total
71,593
74,387
41,966
615
560
1,337
1,472
191,930
Total

Loans
Pass
476,967
486,064
286,260
117,376
101,744
262,818

37,934
1,769,163
Special Mention
- - - - - - - -
Substandard
- -
7,197
694
1,590
- -
9,481
Doubtful
- - - - - - - -
Total
$
476,967
486,064
293,457
118,070
103,334
262,818
37,934
1,778,644

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The following table include an aging analysis

of accruing loans and total non-accruing

loans as of December 31, 2023 and
2022 (in thousands):

Accruing
As of December 31, 2023: Current
Past Due
30-89 Days
Past Due >
90 Days
and Still
Accruing
Total
Accruing
Non-
Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
559
$ - $ - $
559
$ - $
559
1-4 family residential
155,842
711
-
156,553
-
156,553
Condo residential
43,572
3,735
-
47,307
-
47,307
199,973
4,446
-
204,419
-
204,419
Commercial real estate:
Land and construction
33,710
- -
33,710
-
33,710
Multi-family residential
181,287
- -
181,287
-
181,287
Condo commercial
58,106
- -
58,106
-
58,106
Commercial property
772,569
1,890
-
774,459
-
774,459
Leasehold improvements
31
- -
31
-
31
1,045,703
1,890
-
1,047,593
-
1,047,593
Commercial and industrial:
Secured
200,235
29
-
200,264
468
200,732
Unsecured
19,025
- -
19,025
-
19,025
219,260
29
-
219,289
468
219,757
Foreign banks
114,945
- -
114,945
-
114,945
Consumer and other
191,930
- -
191,930
-
191,930
Total
$
1,771,811
$
6,365
$ - $
1,778,176
$
468
$
1,778,644

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K

Accruing
As of December 31, 2022: Current
Past Due
30-89 Days
Past Due
> 90 Days
and Still
Accruing
Total
Accruing
Non-
Accrual Total Loans
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

31, 2023 and 2022.
Non-accrual Status
The following table

includes the amortized

cost basis of

loans on non-accrual

status and loans

past due over

90 days
and still accruing as of December 31, 2023 (in thousands):

December 31, 2023
Nonaccrual
Loans With
No Related
Allowance
Nonaccrual
Loans With
Related
Allowance
Total Non-
accruals
Loans Past
Due Over
90 Days
and Still
Accruing
Residential real estate
$ $ $ $
Commercial real estate

-

-

-

-
Commercial and industrial
-
468
468
-
Consumer and other
- - - -
Total
$ - $
468
$
468
$
-
The Company did not have loans in non-accrual status

as of December 31, 2022.
Accrued interest

receivable is

excluded from

the estimate

of credit

losses. There

was
no

interest income

recognized
attributable

to non-accrual

loans

outstanding

during the

years

ended

December

31, 2023

and

2022. Interest

income

on
these

loans

for

the

year

ended

December

31,

2023

and

2022,

would

have

been

approximately

$
40

thousand

and

$
0
thousand, respectively,

had these loans performed in accordance with their

original terms.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
Collateral-Dependent Loans
A

loan

is

collateral

dependent

when

the

borrower

is

experiencing

financial

difficulty

and

repayment

of

the

loan

is
expected to

be provided

substantially through

the sale

or operation

of the

collateral. There

were
no

collateral dependent
loans as of December 31,

2023 or as of December 31, 2022.

Impaired Loans
The following table includes

the unpaid principal balances

for impaired loans with

the associated allowance amount,

if
applicable, on the basis of impairment methodology as of December

31, 2022 (in thousands):

December 31, 2022
Unpaid
Principal
Balance
Net Investment
Balance
Valuation
Allowance
Impaired Loans with No Specific Allowance:
Residential real estate

$
3,551
$
3,544
$ -
Commercial real estate
393
393
-
3,944
3,937
-
Impaired Loans with Specific Allowance:
Residential real estate

3,655
3,626
155
Commercial and industrial
82
82
41
Consumer and other

196
196
98
3,933
3,904
294
Total
$
7,877
$
7,841
$
294
Interest

income

recognized

on

impaired

loans

for

the

year

ended

December

31,

2022

was

$
351

thousand.

Net
investment balance is the unpaid principal balance of the loans adjusted for the remaining net deferred loan fees.
The following table

presents the average

recorded investment

balance on impaired

loans for the

periods indicated (in
thousands):

2022
Residential real estate
$
7,626
Commercial real estate
575
Commercial and industrial
109
Consumer and other
210
Total
$
8,520
Loan Modifications to Borrowers Experiencing Financial

Difficulties
The following

table present

newly restructured

loans,

by type

of modification,

which occurred

during the

year

ended
December 31, 2023 (in thousands):

Recorded Investment Prior to Modification Recorded Investment After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Residential real estate
-
$ - $ -
-
$ - $ -
Commercial real estate
-
- -
-
- -
Commercial and industrial
2
650
650
2
650
650
Consumer and other
-
- -
-
- -
2
$
650
$
650
2
$
650
$
650
The Company had two new

modifications to borrowers experiencing

financial difficulties for

the year ended December
31, 2023. There were
no

existing loan modifications that subsequently

defaulted during the year

ended December 31, 2023.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K

4.

LEASES
The

Company

enters

into

leases

in

the

normal

course

of

business

primarily

for

banking

centers

and

back-office
operations. As of

December 31, 2023, the

Company leased nine

of the ten

banking centers and

the headquarter building.
The Company

is obligated

under non-cancelable

operating leases

for these

premises with

expiration dates

ranging from
2026 to 2036. Many of these leases have extension

clauses which the Company could exercise which

would extend these
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

The following table presents the ROU assets and lease liabilities as of December 31, 2023 and 2022 (in thousands):

2023 2022
ROU assets:
Operating leases
$
11,423
$
14,395
Lease liabilities:
Operating leases
$
11,423
$
14,395
The weighted average remaining lease term and weighted average discount rate as of December 31, 2023 and 2022:

2023 2022
Weighted average remaining lease term (in years):
Operating leases
6.35
6.98
Weighted average discount rate:
Operating leases
2.94
%
2.94
%
Future lease payment obligations and a reconciliation to lease liability as of December 31, 2023 (in thousands):

2024
$
3,236
2025
3,312
2026
2,383
2027
951
2028
492
Thereafter
2,987
Total

future minimum lease payments
13,361
Less: interest component
(1,938)
Total

lease liability
$
11,423

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K

5.

PREMISES AND EQUIPMENT

A summary of premises and equipment are presented

below as of December 31, 2023 and 2022 (in thousands):

2023 2022
Land
$
972
$
972
Building
1,952
1,952
Furniture, fixtures and equipment
8,981
8,841
Computer hardware and software
4,592
4,575
Leasehold improvements
10,457
10,451
Premises and equipment, gross
26,954
26,791
Accumulated depreciation and amortization
(22,118)
(21,528)
Premises and equipment, net
$
4,836
$
5,263
Depreciation

and

amortization

expense

was

$
590

thousand

and

$
688

thousand

for

the

years

ended

December 31,
2023 and 2022, respectively.

6.

INCOME TAXES

The Company’s provision

for income taxes is

presented in the following

table for the years

ended December 31, 2023
and 2022 (in thousands):

2023 2022
Current:
Federal $ - $ -
State - -
Total

current
- -
Deferred:
Federal
4,121
5,462
State
1,130
1,482
Total

deferred
5,251
6,944
Total

tax expense
$
5,251
$
6,944
The actual income

tax expense for the

years ended December 31, 2023

and 2022 differs from

the statutory tax expense
for the year (computed by applying the

U.S. federal corporate tax rate of
21
% for 2023 and 2022 to

income before provision
for income taxes) as follows (in thousands):

2023 2022
Federal taxes at statutory rate $
4,577
$
5,688
State income taxes, net of federal tax benefit
947
1,177
Bank owned life insurance
(273)
(269)
Other, net
-
348
Total

tax expense
$
5,251
$
6,944

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
The following table presents

the deferred tax assets

and deferred tax liabilities

as of December 31, 2023

and 2022 (in
thousands):

2023 2022
Deferred tax assets:
Net operating loss
$
16,430
$
21,720
Allowance for credit losses
5,410
4,432
Lease liability
2,895
3,648
Unrealized loss on available for sale securities
15,114
15,193
Depreciable property
203
158
Equity compensation
630
373
Accruals
382
723
Other, net
10
-
Deferred tax asset
$
41,074
$
46,247
Deferred tax liability:
Deferred loan cost
(553)
(28)
Lease right of use asset
(2,895)
(3,648)
Deferred expenses
(180)
(175)
Cash flow hedge
(85)
Other, net
(79)
(36)
Deferred tax liability
$
(3,792)
$
(3,887)
Net deferred tax asset
$
37,282
$
42,360
At December 31,

2023 the Company

had approximately $
61.5

million of Federal

and $
84.1

million of State

net operating
loss carryforwards

expiring in

various amounts

from 2032

to 2036

if unused

after 2036,

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

State examinations by tax authorities for years before 2020.
For

the

years

ended

December 31,

2023 and

2022,

the

Company

did
no
t have

any unrecognized

tax benefits

as a
result of

tax positions

taken during

a prior

period or

during the

current period.

Additionally,
no

interest or

penalties

were
recorded as a result of tax uncertainties.

7.

DEPOSITS
The following table presents deposits by type at December 31,

2023 and 2022 (in thousands):

2023 2022
Non-interest bearing deposits
$
552,762
$
629,776
Interest-bearing transaction accounts
47,702
66,675
Saving and money market deposits
1,048,272
915,853
Time deposits
288,403
216,977
Total

deposits
$
1,937,139
$
1,829,281
Time

deposits exceeding

the FDIC

deposit insurance

limit of

$250 thousand

per account

at December 31,

2023 and
2022 were $
117.2

million and $
82.0

million, respectively.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
The Company brought in $
50

million of brokered CDs at a weighted average rate

of
4.98
% to boost liquidity during the
second quarter of 2023.

The CDs renewed in

Q1 2024 at weighted

average rate

of
5.13
%.There were
no

brokered deposits
as of December 31, 2022.
At December 31, 2023, the scheduled maturities of time deposits were (in thousands):

2024
$
280,529
2025
6,074
2026
831
2027
874
2028
95
$
288,403
At December 31,

2023 and

2022, the

aggregate amount

of demand

deposits reclassified

to loans

as overdrafts

was
$
213

thousand and $
230

thousand, respectively.

8.

BORROWINGS

Borrowed funds

consist of

fixed-rate advances

from the

FHLB. At

December 31, 2023,

FHLB advances

were $183.0

million and at December 31, 2022 were $46.0 million.
The following table presents outstanding FHLB advances

at December 31, 2023 and 2022 (in thousands):

At December 31, 2023
Interest Rate Type of Rate Maturity Date Amount
2.05
% Fixed
March 27, 2025
$
10,000
1.07
% Fixed
July 18, 2025
6,000
1.04
% Fixed
July 30, 2024
5,000
3.76
% Fixed
January 24, 2028
11,000
3.77
% Fixed
April 25, 2028
50,000
5.57
% Fixed
December 26, 2024
101,000
$
183,000
At December 31, 2022
Interest Rate Type of Rate Maturity Date Amount
2.05
% Fixed
March 27, 2025
$
10,000
1.07
% Fixed
July 18, 2025
6,000
1.04
% Fixed
July 30, 2024
5,000
0.81
% Fixed
August 17, 2023
5,000
4.14
% Fixed
January 13, 2023
20,000
$
46,000
The

FHLB

holds

a

blanket

lien

on

the

Company's

loan

portfolio

that

may

be

pledged

as

collateral

for

outstanding
advances, subject

to eligibility

under the

borrowing agreement.

The Company

may also

choose to

assign cash

balances
held at the FHLB as additional collateral. See Note 3 “Loans”

for further discussion on pledged loans.

9.

EQUITY BASED AND OTHER COMPENSATION

PLANS

Employee 401(k) Plan
The Company has an

employee 401(k) plan (the

“Plan”) covering substantially all

eligible employees. The Plan includes
a provision that the employer may contribute to the accounts of eligible employees for whom a salary deferral is made. The
Company contributed $
306

thousand and $
313

thousand to the Plan during

the years ended December 31, 2023 and

2022,
respectively;

the

contributions

are

included

under

salaries

and

employee

benefits

in

the

Consolidated

Statements

of
Operations.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
Stock-Based Compensation
In

2015,

the

Company's

stockholders

approved

the

2015

Equity

Incentive

Plan

(the

“2015

Option

Plan”),

which
authorized grants

of options

to purchase

up to
2,000,000

shares of

common stock.

The
2015
Option

Plan

provided that
vesting

schedules

will

be

determined

upon

issuance

of

options

by

the

Board

of

Directors

or

compensation

committee.
Options granted

under the

2015 Option

Plan have

a
10
-year life

and, in

no event

shall an

option be

exercisable after

the
expiration of
10

years from

the grant date.

The 2015

Option Plan has

a
10
-year life and

initially would

have terminated

in
2025. In

July 2020,

the stockholders

of the

Company approved

the amendment

of the

2015 Option

plan to

authorize the
issuance of

an additional
3,000,000

shares of common

stock and

extending the

life of

the plan
5

additional years, terminating
in 2030. The

authorized shares,

after being adjusted

to reflect the

1 for 5

reverse stock

split, totaled
1,000,000

shares. In
December

2021,

the

shareholders

of

the

Company

approved

the

amendment

of

the

2015

Option

Plan

to

authorize

the
issuance of

an additional
1,400,000

shares of

common stock

as well

as the

ability to

issue restricted

stock grants

(up to
600,000

shares) for a total of
2,400,000

shares.
At December 31, 2023, there were
1,160,564

shares available for grant under the

2015 Option Plan. At December 31,
2022, there were
1,386,667
shares available for grant under the 2015 Option Plan.

Stock Options
The Company recognizes compensation expense based

on the estimated grant date

fair value method using the

Black-
Scholes

option

pricing

model and

accounts

for this

expense

using

a prorated

straight-line

amortization

method over

the
vesting

period

of

the

option.

Stock-based

compensation

expense

is

based

on

awards

that

the

Company

expects

will
ultimately vest,

reduced by estimated forfeitures.

Estimated forfeitures consider the voluntary

termination trends as well as
actual option forfeitures.
The

compensation

expense

is

reported

under

salaries

and

employee

benefits

in

the

accompanying

Consolidated
Statements

of

Operations.

Compensation

expense

totaling

$
459

thousand

was

recognized

for

the

year

ended
December 31, 2023

and $
523

thousand for

the year

ended December

31, 2022.

There was
no

related tax

benefit for

the
years ended December 31, 2023 and 2022.
Unrecognized compensation cost remaining

on stock-based compensation

totaled $
342

thousand and $
787

thousand
for the years ended December 31, 2023 and 2022, respectively.
Cash

flows

resulting

from

excess

tax

benefits

are

required

to

be

classified

as

a

part

of

cash

flows

from

operating
activities. Excess tax benefits

are realized tax benefits

from tax deductions for

exercised options in

excess of the deferred
tax asset attributable to the compensation cost for such

options.
For the fair value of options granted in 2023 and 2022,

the following were the assumptions:

Assumption 2023 2022
Risk-free interest rate
3.53
%
2.34
%
Expected term
10
years
10
years
Expected stock price volatility
10
%
10
%
Dividend yield
0
%
0
%

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
The following table presents a summary of stock options

for the years ended December 31, 2023 and 2022:

Stock Options
Weighted Average
Exercise Price
Weighted Average
Remaining
Contractual Years
Aggregate Intrinsic
Value (in
thousands)
Balance at January 1, 2023
965,667
$
10.91
7.4
Granted
7,500
$
12.41
Exercised
(10,000)
$
7.50
Forfeitures
(16,000)
$
10.34
Balance at December 31, 2023
947,167
$
10.97
6.5
Exercisable at December 31, 2023
758,000
$
10.71
6.1
$
1,195

Balance at January 1, 2022
959,667
$
10.87
8.4
Granted
15,000
$
14.03
Exercised
(9,000)
$
11.35
Balance at December 31, 2022
965,667
$
10.91
7.4
Exercisable at December 31, 2022
560,000
$
10.18
6.4
$
1,131
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of exercisable options at the dates presented

(the

difference

between

the

valuation

of the

Company’s

stock

and the

exercise

price,

multiplied

by the
number of

options considered

in-the-money) that

would have

been received

by the

option holders

had all

option holders
exercised their options.
The weighted

average per

share fair value

of options

granted for the

years ended

December 31, 2023

and 2022 was
$
3.91

and $
3.45
, respectively.
Restricted Stock
In 2023 , the Company issued
242,713

shares of Class A common stock to employees and

directors as restricted stock
awards pursuant

to the

Company's 2015

Option Plan.

Awards under

the 2015

Option Plan

may not

be sold

or otherwise
transferred until certain restrictions have lapsed.
There were
no

restricted stock awards outstanding as of December

31, 2022.
The

total

share-based

compensation

expense

for

these

awards

is

determined

based

on

the

market

price

of

the
Company's common

stock as

of the date

of grant

applied to

the total

number of

shares granted

and is

amortized straight
line over the

vesting period

which is

one to

three years.

As of December

31, 2023,

unearned share-based

compensation
expense associated with these awards totaled $
2.3

million.
Compensation expense

totaling $
553

thousand was

recognized for

the year

ended December

31, 2023

and reported
under salaries and benefits in the accompanying Consolidated

Statement of Operations.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
The following table presents a summary of restricted stock

awards for the year ended December 31, 2023:

Restricted Stock
Weighted Average Grant Date
Fair Value
Balance at January 1, 2023
-
$
-
Granted
242,713
$
12.24
Forfeited
(8,111)
$
12.67
Vested
(16,180)
$
12.67
Balance at December 31, 2023
218,422
$
12.19

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
On

January

1,

2023,

the

Company

adopted

ASU

2016-13

Financial

Instruments

-

Credit

Losses

(Topic

326):
Measurement of Credit Losses

on Financial Instruments,

as amended, which replaces

the incurred loss methodology

with
an expected

loss methodology

that is

referred to as

the CECL

methodology.

The measurement

of expected

credit losses
under the CECL methodology

is applicable to financial

assets measured at amortized

cost, including loan receivables

and
held-to-maturity debt

securities. Prior

to the adoption

of ASC 326

on January

2023, the allowance

for credit

losses was

a
valuation allowance for probable incurred credit losses.
The Company

records

a

liability

for

expected

credit

losses

on

off-balance-sheet

credit

exposure

in

accordance

with
ASC

326.

The

Company

uses

the

loss

rate

and

exposure

of

default

framework

to

estimate

a

reserve

for

unfunded
commitments. Loss rates

for the expected funded

balances are determined

based on the

associated pooled loan

analysis
loss rate and the exposure at default is

based on an estimated utilization given

default. The off-balance sheet commitment
allowance were $
372

thousand and $
166

thousand as of December 31, 2023 and December 31,

2022, respectively.

A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
December 31, 2023 and 2022 (in thousands):

2023 2022
Commitments to grant loans and unfunded lines of credit
$
85,117
$
95,461
Standby and commercial letters of credit
3,987
4,320
Total
$
89,104
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

2023 10-K

11.

DERIVATIVES

The Company utilizes interest rate swap agreements

as part of its asset-liability management strategy to help

manage
its interest

rate risk

position. The

notional amount

of the

interest rate

swaps do

not represent

amounts exchanged

by the
parties. The amounts exchanged are

determined by reference to

the notional amount and the

other terms of the individual
interest rate swap agreements.

Rate Swaps Designated as Cash Flow Hedges
As of December

31, 2023,

the Company had
two

interest rate swap

agreements with

a notional aggregate

amount of
$
50

million that were designated as cash flow hedges of certificates of deposit. The interest rate swap agreements have an average

maturity

of
2.38

years,

the

weighted

average

fixed-rate

paid

is
3.59
%,

with

the

weighted

average

3-month
compound SOFR (Secured Overnight Financing Rate) being received.

The Company had
no

cash flow hedges outstanding
on December 31, 2022.
The

changes

in

fair

value

on

these

interest

rate

swaps

are

recorded

in

other

assets

or

other

liabilities

with

a
corresponding recognition

in other comprehensive

income (loss)

and subsequently reclassified

to earnings when

gains or
losses are realized.
Interest Rate Swaps Designated as Fair Value

Hedges
As of December

31, 2023, the

Company had
four

interest rate swap

agreements with a

notional aggregate amount

of
$
200

million

that

were

designated

as

fair

value

hedges

on

loans.

The

interest

rate

swap

agreements

have

an

average
maturity of
2.23

years, the weighted average fixed-rate paid

is
4.74
%, with the weighted average

3-month compound SOFR
being received.
The

changes

in

fair

value

on

these

interest

rate

swaps

are

recorded

in

other

assets

or

other

liabilities

with

a
corresponding recognition in the assets being hedged.

Interest Rate Swaps
The Company also

enters into

interest rate swaps

with its

loan customers. The

Company had
20

and
15

interest rate
swaps with loan customers with a notional aggregate

amount of $
46.5

million and $
33.9

million at December 31, 2023 and
2022, respectively.

These interest rate

swaps have maturity

dates of between

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

2023 10-K
The following table reflects the Company’s customer

related interest rate swaps at the dates indicated (in

thousands):

Fair Value
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
December 31, 2023:
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
$
50,000
$ -
Other assets
$
334
$ -
Derivatives Designated as Fair Value Hedges
Interest rate swaps
$
200,000
$ -
Other liabilities
$ - $
3,430
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
46,463
$
1,326
Other assets/Other liabilities
$
4,558
$
4,558
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

2023 10-K
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
The following table represents

the Company's assets measured at

fair value on a

recurring basis at December 31, 2023
and 2022 for each of the fair value hierarchy levels (in thousands):

2023 2022
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
8,173
$ - $
8,173
$ - $
8,655
$ - $
8,655
Collateralized mortgage obligations -
80,606
-
80,606
-
95,541
-
95,541
Mortgage-backed securities - residential
-
52,187
-
52,187
-
60,879
-
60,879
Mortgage-backed securities - commercial
-
42,764
-
42,764
-
27,954
-
27,954
Municipal securities
-
19,338
-
19,338
-
18,483
-
18,483
Bank subordinated debt securities
-
26,261
-
26,261
-
14,919
-
14,919
Corporate bonds
- - - - -
3,709
-
3,709
Total
-
229,329
-
229,329
-
230,140
-
230,140
Derivative assets
-
4,892
-
4,892
-
5,011
-
5,011
Total assets at fair value
$ - $
234,221
$ - $
234,221
$ - $
235,151
$ - $
235,151
Derivative liabilities $ - $
7,988
$ - $
7,988
$ - $
5,011
$ - $
5,011
Total liabilities at fair value
$ - $
7,988
$ - $
7,988
$ - $
5,011
$ - $
5,011
Items Measured at Fair Value

on a Non-recurring Basis

Individually Evaluated

Loans and

Impaired Loans:
ASC 326

eliminates the

current accounting

model for

impaired
loans effective as

of January 1,

2023. At

December 31, 2022,

in accordance

with provisions

of the

loan impairment

guidance,
individual loans

with a

carrying amount

of $
3.9

million were

written down

to their

fair value

of $
3.6

million, resulting

in an
impairment charge of $
294

thousand, which was included

in the allowance for

credit losses at December

31, 2022. Loans
subject to write

-downs, or

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
The following table represents the Company’s assets measured at fair value on a non-recurring basis at December 31,
2023 and 2022 for each of the fair value hierarchy levels

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
Sales comparison approach Adj. for differences between comparable sales
Commercial and industrial
41
Discounted cash flow Adj. for differences in net operating income expectations
Other
98
Discounted cash flow Adj. for differences in net operating income expectations
Total

impaired loans
$
3,639
There were
no

financial liabilities measured at fair value on a non-recurring basis at December 31, 2023 and 2022.
Items Not Measured at Fair Value
The carrying amounts and estimated fair values of financial instruments not carried at fair value, at December 31, 2023 and 2022 are as follows (in thousands):

Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
December 31, 2023:
Financial Assets:
Cash and due from banks
$
8,019
$
8,019
$ - $ - $
8,019
Interest-bearing deposits in banks
$
33,043
$
33,043
$ - $ - $
33,043
Investment securities held to maturity, net $
174,974
$ - $
155,510
$ - $
155,510
Loans held for investment, net $
1,759,743
$ - $ - $
1,723,210
$
1,723,210
Accrued interest receivable
$
10,688
$ - $
1,448
$
9,240
$
10,688
Financial Liabilities:

Demand Deposits
$
552,762
$
552,762
$ - $ - $
552,762
Money market and savings accounts
$
1,048,272
$
1,048,272
$ - $ - $
1,048,272
Interest-bearing checking accounts $
47,702
$
47,702
$ - $ - $
47,702
Time deposits $
288,403
$ - $ - $
287,104
$
287,104
FHLB advances
$
183,000
$ - $
182,282
$ - $
182,282
Accrued interest payable
$
1,372
$ - $
551
$
821
$
1,372
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
$
229

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K

13.

STOCKHOLDERS’ EQUITY
Common Stock
In 2023 , the Company issued
242,713

shares of Class A common stock to employees and

directors as restricted stock
awards

pursuant

to

the

Company's

2015

Option

Plan.

There

were
no

restricted

stock

awards

issued

in

the

year

ended
December 31, 2022.
During the year ended December

31, 2023, the Company repurchased
669,920

shares of Class A common

stock at a
weighted average price per share

of $
11.28
. The aggregate purchase

price for these transactions was

approximately $
7.6
million, including

transaction

costs.

As of

December 31,

2023,
80,080

shares remained

authorized

for repurchase

under
this program.
Shares of the Company’s Class A common stock issued and

outstanding as of December 31, 2023 and December 31,
2022 were
19,575,435

and
20,000,753
, respectively.
Dividends
Declaration of dividends by the Board is required before dividend payments are made.
No

dividends were approved by
the Board

for the

common

stock classes

for the

years ended

December 31,

2023 and

December 31,

2022. Additionally,
there were
no

dividends declared and unpaid as of December 31, 2023

and 2022.
See Note 19, Subsequent Events, for information regarding

dividends declared in January 2024.
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

above

“well-capitalized”
guidelines as of December 31, 2023 and December

31, 2022. At December 31,

2023, the total risk-based capital ratios

for
the Company and the Bank were
12.78
% and
12.65
%, respectively.

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

The

following

table

reflects

the

calculation

of

net

income

available

to

common

stockholders

for

the

years

ended
December 31, 2023 and 2022 (in thousands):

2023 2022
Net Income
$
16,545
$
20,141
Net income available to common stockholders
$
16,545
$
20,141

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
The following table

reflects the calculation

of basic and

diluted earnings per

common share

class for the

years ended
December 31, 2023 and 2022 (in thousands, except

per share amounts):

2023 2022
Class A Class A
Basic EPS
Numerator:
Net income available to common shares
$
16,545
$
20,141
Denominator:
Weighted average shares outstanding
19,621,698
19,999,323
Earnings per share, basic
$
0.84
$
1.01
Diluted EPS
Numerator:
Net income available to common shares
$
16,545
$
20,141
Denominator:
Weighted average shares outstanding for basic EPS
19,621,698
19,999,323
Add: Dilutive effects of assumed exercises of stock options
65,936
177,515
Weighted avg. shares including dilutive potential common shares
19,687,634
20,176,838
Earnings per share, diluted
$
0.84
$
1.00
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

Company’s and

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
The Bank

elected to

permanently opt-out

of the

inclusion of

accumulated other

comprehensive income

in the

capital
calculations, as

permitted by the

regulations. This

opt-out reduces

the impact of

market volatility on

the Bank’s

regulatory
capital levels.
The Bank is

subject to the

rules of the

Basel III regulatory capital

framework and related Dodd-Frank

Wall Street Reform
and Consumer Protection

Act. The rules include

the implementation of

a
2.5
% capital conservation

buffer that is

added to
the minimum requirements

for capital adequacy

purposes. Failure

to maintain the

required capital conservation

buffer will
limit the ability of

the Bank to pay

dividends, repurchase shares

or pay discretionary

bonuses. At December

31, 2023 and
2022, the capital ratios for the Bank were sufficient

to meet the conservation buffer.
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
If

undercapitalized,

capital

distributions

are

limited,

as

is

asset

growth

and

expansion,

and

capital

restoration

plans

are
required.

At December 31,

2023 and

2022, the

most recent

notification from

the regulatory

authorities categorized

the Bank

as
well capitalized

under the

regulatory framework

for prompt

corrective action.

Failure to

meet statutorily

mandated capital
guidelines

could

subject

the

Bank

to

a

variety

of

enforcement

remedies,

including

issuance

of

a

capital

directive,

the
termination of deposit

insurance by the

FDIC, a prohibition

on accepting or

renewing brokered deposits,

limitations on the
rates of

interest that

the Bank

may pay

on

its deposits

and other

restrictions

on

its business.

To

be categorized

as well
capitalized, an institution

must maintain minimum

total risk-based, Tier

1 risk-based and Tier

1 leverage ratios as

set forth
in the

table below.

There are

no conditions

or events

since the

notification that

management believes

have changed

the
Bank’s category.

Actual and required

capital amounts and

ratios are presented

below for the

Bank at December

31, 2023 and

2022 (in
thousands, except ratios). The required amounts for capital adequacy shown do not include the capital conservation buffer
previously discussed.

Actual
Minimum Capital
Requirements
To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
December 31, 2023:
Total

risk-based capital:
$
233,109
12.65
% $
147,432
8.00
% $
184,290
10.00
%
Tier 1 risk-based capital: $
211,645
11.48
% $
110,574
6.00
% $
147,432
8.00
%
Common equity tier 1 capital: $
211,645
11.48
% $
82,931
4.50
% $
119,789
6.50
%
Leverage ratio: $
211,645
9.17
% $
92,328
4.00
% $
115,410
5.00
%
December 31, 2022:
Total

risk-based capital:
$
216,693
13.58
% $
127,616
8.00
% $
159,520
10.00
%
Tier 1 risk-based capital: $
198,909
12.47
% $
95,712
6.00
% $
127,616
8.00
%
Common equity tier 1 capital: $
198,909
12.47
% $
71,784
4.50
% $
103,688
6.50
%
Leverage ratio: $
198,909
9.56
% $
83,210
4.00
% $
104,012
5.00
%
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
bank

regulators

have

the

authority

to

prohibit

banks

from

paying

dividends

including

dividends

to

their

parent

holding
company, if they deem

such payment to be an unsafe or unsound practice.

16.

RELATED PARTY

TRANSACTIONS

In

the

ordinary

course

of

business,

principal

officers,

directors,

and

affiliates

may

engage

in

transactions

with

the
Company.

The

following

table

presents

loans

to

and

deposits

from

related

parties

included

within

the

accompanying
Consolidated Financial Statements at December 31, 2023

and 2022 (in thousands):

Years Ended December 31,
2023 2022
Consolidated Balance Sheets:
Loans held for investment, net
$ - $ -
Deposits
$
2,792
$
6,825
Consolidated Statements of Operations:
Interest income
$
-
$
-
Interest expense
$
154
$
54

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
Loan Purchases
During 2023, the Bank purchased $
85.1

million of loans from entities that are

deemed to be related parties.

The Bank
paid those entities fees of $
1.9

million.

During 2022, the Bank purchased $
42.8

million of loans from entities that are deemed to be related parties. The Bank
paid those entities fees of $
881

thousand.

17.

PARENT COMPANY

CONDENSED FINANCIAL INFORMATION

In December

2021, USCB

Financial Holdings,

Inc. was

formed as

the parent

bank holding

company of

U.S. Century
Bank.

The

condensed

balance

sheet

is

presented

below

for

USCB

Financial

Holdings,

Inc.

at

the

dates

indicated

(in
thousands):

December 31, 2023 December 31, 2022
ASSETS:
Cash and Cash Equivalents
$
2,426
$
1,102
Investment in bank subsidiary
188,827
181,326
Other assets
715
-
Total

assets
$
191,968
$
182,428
LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities
$ - $ -
Stockholders' equity
191,968
182,428
Total

liabilities and stockholders' equity
$
191,968
$
182,428
The condensed

income statement

is presented

below for

USCB Financial

Holdings, Inc.

for the

periods indicated

(in
thousands):

Years Ended
December 31, 2023 December 31, 2022
INCOME:
Dividends from subsidiaries
$
11,100
$
1,000
Total
11,100
1,000
EXPENSE:
Employee compensation and benefits
553
-
Other operating
2,268
Total
2,821
-
Income before income taxes and undistributed subsidiary income
8,279
1,000
Provision (benefit) for income taxes
(715)
-
Equity in undisbursed subsidiary income
7,551
19,141
Net Income
$
16,545
$
20,141

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2023 10-K
The condensed cash

flow is presented below

for USCB Financial Holdings,

Inc. for the periods

indicated (in thousands):

Years Ended
December 31, 2023 December 31, 2022
Cash flows from operating activities:
Net income
$
16,545
$
20,141
Adjustments to reconcile net income to net cash provided

by operating

activities:
Equity in undistributed earnings of subsidiaries
(7,551)
(19,141)
Stock-based compensation
553
Increase in deferred tax asset
(715)
Net cash provided by operating activities
8,832
1,000
Cash flows from investing activities:
Capital contributions to subsidiary
- -
Other
- -
Net cash used in investing activities

- -
Cash flows from financing activities:
Dividends paid
- -
Proceeds from exercise of stock options
75
102
Repurchase of common stock
(7,583)
-
Net cash (used in) provided by financing activities
(7,508)
102
Net increase in cash and cash equivalents

1,324
1,102
Cash and cash equivalents, beginning of period

1,102
-
Cash and cash equivalents, end of period

$
2,426
$
1,102

18.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise in

the ordinary

course of

business. In

the opinion

of
management, none

of these

actions, either

individually or

in the aggregate,

is expected

to have

a material

adverse effect
on the Company’s Consolidated Financial Statements.

19.

SUBSEQUENT EVENTS

Dividends
On January

29,

2024,

the

Company

announced

that

its

Board

of Directors

approved

a cash

dividend

program.

The
quarterly dividend

for the

first quarter

of 2024

was $
0.05

per share

of Class

A common

stock, paid

on March

5, 2024,

to
stockholders of record as of the close of business

on February 15, 2024. Total amount paid to shareholders in dividends on
February 15, 2024 was $
1.0

million.

USCB Financial Holdings, Inc.

2023 10-K
Item 9.

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and its

Chief
Financial

Officer,

we

evaluated

the

effectiveness

of

the

design

and

operation

of

the

Company’s

disclosure

controls

and
procedures

as

of

December 31,

2023.

Based

on

that

evaluation,

management

believes

that

the

Company’s

disclosure
controls

and

procedures

were

effective

to

collect,

process,

and

disclose

the

information

required

to

be

disclosed

in

the
reports filed or

submitted under

the Exchange

Act within the

required time

periods as of

the end of

the period covered

by
this Report.
This

annual

report

does

not

include

an

integrated

audit

report

of

the

Company's

registered

public

accounting

firm
regarding

internal

control

over

financial

reporting.

Management's

report

was

not

subject

to

audit

by

the

Company's
registered public accounting

firm pursuant to

temporary rules

of the Securities

and Exchange Commission

that permit the
Company (non-accelerated filer) to provide only management's report in this annual report.
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

2023. Furthermore,
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

Item 9B. Other Information
(a)

None

USCB Financial Holdings, Inc.

2023 10-K
(b)

During

the

three

months

ended

December

31,

2023,

none

of

the

Company’s

directors

or

Section

16

reporting
officers
adopted

or
terminated

any Rule 10b5-1

trading arrangement or
non-Rule
10b5-1

trading arrangement (as
such terms are defined in Item 408 of the SEC’s

Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions

That Prevent Inspections
Not applicable.

USCB Financial Holdings, Inc.

2023 10-K
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required

herein is incorporated

by reference from

the sections captioned

“Information with Respect

to
Nominees for Director

and Information About

Executive Officers”

and “Beneficial Ownership

of Common Stock

by Certain
Beneficial Owners and Management

– Delinquent Section 16(a) Reports”

in the Company’s Definitive

Proxy Statement for
the Annual Meeting

of Shareholders

currently expected

to be held

on May

28, 2024,

is expected

to be

filed with the

SEC
within 120 days of December 31, 2023 (“2024 Definitive

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
in the Company’s 2024 Definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder

Matters
Security Ownership of Certain Beneficial Owners and

Management
. Information regarding security ownership
of certain beneficial owners and management is incorporated

by reference to “Beneficial Ownership of Common Stock

by
Certain Beneficial Owners and Management” in the 2024 Definitive

Proxy Statement.
Equity Compensation Plan Information
. Information regarding the Company’s equity

plans is incorporated from
Note 9 “Equity Based and Other Compensation Plans”

to the Consolidated Financial Statements included in

this Annual
Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions,

and Director Independence
The information

required herein

is incorporated

by reference

from the

sections captioned

“Certain Relationships

and
Related

Party

Transactions”

and

“Information

with

Respect

to

Nominees

for

Director

and

Information

About

Executive
Officers” in the 2024 Definitive Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required herein is incorporated by reference from the section captioned “Ratification of
Appointment of Independent Registered Public Accounting

Firm (Proposal Two)

– Audit Fees” in the 2024 Definitive Proxy
Statement.

USCB Financial Holdings, Inc.

2023 10-K
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)

List of documents filed as part of this Annual Report:
1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended

December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for

the years ended December 31, 2023 and 2022
Consolidated Statements of Changes in Stockholders'

Equity for the years ended December 31, 2023 and

2022
Consolidated Statements of Cash Flows for the years

ended December 31, 2023 and 2022
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

2023 10-K
EXHIBIT INDEX
Exhibit
Number Description of Exhibit
2.1
Agreement and Plan of Share Exchange, dated December 27, 2021, by and between U.S. Century Bank and USCB Financial
Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41196)
filed with the Securities and Exchange Commission on December 30, 2021).
3.1
Articles of Incorporation of USCB Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly
Report on Form 10-Q (File No. 001-41196) filed with the Securities and Exchange Commission on August 11, 2023).
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
4.4
Description of USCB Financial Holdings, Inc.’s securities. **
10.1
U.S. Century Bank Amended and Restated 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the
Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange Commission on
December 30, 2021).

*
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
97.1
Compensation Recovery Policy.**
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
** Filed herewith.
*** Furnished hereby.
Item 16. Form 10-K Summary
None.

USCB Financial Holdings, Inc.

2023 10-K
SIGNATURES
Pursuant to the requirements of the Exchange

Act, the registrant has duly caused this report

to be signed on its behalf
by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
Date: March 22, 2024 By: /s/ Luis de la Aguilera
Luis de la Aguilera
President and Chief Executive Officer
Pursuant to the requirements

of the Exchange Ac,

this report has been

signed by the following

persons in the capacities
and on the dates indicated.
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President, and Chief Executive
Officer (Principal Executive Officer) March 22, 2024
Luis de la Aguilera
/s/ Robert Anderson
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer) March 22, 2024
Robert Anderson
/s/ Aida Levitan Director March 22, 2024
Aida Levitan
/s/ Howard Feinglass Director March 22, 2024
Howard Feinglass
/s/ Kirk Wycoff Director March 22, 2024
Kirk Wycoff
/s/ Ramon A. Abadin Director March 22, 2024
Ramon A. Abadin
/s/ Bernardo B. Fernandez Director March 22, 2024
Bernardo B. Fernandez
/s/ Ramon A. Rodriguez Director March 22, 2024
Ramon A. Rodriguez
/s/ Maria C. Alonso Director March 22, 2024
Maria C. Alonso
/s/ Robert E. Kafafian Director March 22, 2024
Robert E. Kafafian