Form 10-Q
period 2024-03-31
USCB FINANCIAL HOLDINGS, INC.
filed 2024-05-10
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2024
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
As of April 30, 2024 the registrant had 19,655,632

of Class A common stock outstanding.

FORM 10-Q
March 31, 2024

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023
3
Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (Unaudited)
4
Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and
2023 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and
2023 (Unaudited)
6
Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (Unaudited)
7
Notes to the Consolidated Financial Statements (Unaudited)
8
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
29
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
49
Item 4.
Controls and Procedures
49
PART II
50
Item 1.
Legal Proceedings
50
Item 1A.
Risk Factors
51
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
51
Item 3.
Defaults Upon Senior Securities
51
Item 4.
Mine Safety Disclosures
51
Item 5.
Other Information
51
Item 6.
Exhibit Index
52
Signatures

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
PART

I
Item 1.

Financial Statements
USCB FINANCIAL HOLDINGS, INC
Consolidated Balance Sheets – Unaudited
(Dollars in thousands, except share data)
March 31, 2024 December 31, 2023
ASSETS:
Cash and due from banks $
9,601
$
8,019
Interest-bearing deposits in banks
116,945
33,043
Total cash and cash equivalents
126,546
41,062
Investment securities held to maturity, net of allowance of $
12

and $
8
, respectively (fair value $
152,156
and $
155,510
, respectively)
173,038
174,974
Investment securities available for sale, at fair value
259,992
229,329
Federal Home Loan Bank stock, at cost
5,532
10,153
Loans held for investment, net of allowance of $
21,454

and $
21,084
, respectively
1,799,742
1,759,743
Accrued interest receivable
11,579
10,688
Premises and equipment, net
4,787
4,836
Bank owned life insurance
52,192
51,781
Deferred tax assets, net
36,249
37,282
Lease right-of-use asset
10,680
11,423
Other assets
8,805
7,822
Total assets $
2,489,142
$
2,339,093
LIABILITIES:

Deposits:
Demand deposits $
576,626
$
552,762
Money market and savings accounts
1,141,422
1,048,272
Interest-bearing checking
57,839
47,702
Time deposits
326,907
288,403
Total deposits
2,102,794
1,937,139
Federal Home Loan Bank advances and other

borrowings
162,000
183,000
Lease liability
10,680
11,423
Accrued interest and other liabilities
18,657
15,563
Total liabilities
2,294,131
2,147,125
Commitments and contingencies (See Notes 5

and 10)
(nil)

(nil)

STOCKHOLDERS' EQUITY:

Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2024

and December 31, 2023
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2024

and December 31, 2023
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2024

and December 31, 2023
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
19,650,463

issued and
outstanding

as of March 31, 2024,
19,575,435

issued and outstanding as of December 31,

2023
19,650
19,575
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
0

issued and
outstanding as of March 31, 2024 and December

31, 2023
- -
Additional paid-in capital on common stock
305,740
305,212
Accumulated deficit
(84,952)
(88,548)
Accumulated other comprehensive loss
(45,427)
(44,271)
Total stockholders' equity
195,011
191,968
Total liabilities and stockholders' equity $
2,489,142
$
2,339,093
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended March 31,
2024 2023
Interest income:

Loans, including fees
$
26,643
$
19,711

Investment securities
2,811
2,286

Interest-bearing deposits in financial institutions
1,433
382

Total interest income
30,887
22,379
Interest expense:

Interest-bearing checking
369
43

Money market and savings accounts
10,394
4,785

Time deposits
3,294
1,057

Federal Home Loan Bank advances and other borrowings
1,672
497

Total interest expense
15,729
6,382

Net interest income before provision for

credit losses
15,158
15,997
Provision for credit losses
410
201

Net interest income after provision for

credit losses
14,748
15,796
Non-interest income:

Service fees
1,651
1,205

(Loss) gain on sale of securities available for

sale, net
-
(21)

Gain on sale of loans held for sale, net
67
347

Other non-interest income
746
539

Total non-interest income
2,464
2,070
Non-interest expense:

Salaries and employee benefits
6,310
6,377

Occupancy
1,314
1,299

Regulatory assessment and fees
433
224

Consulting and legal fees
592
358

Network and information technology services
507
478

Other operating expense
2,018
1,440

Total non-interest expense
11,174
10,176

Income before income tax expense
6,038
7,690
Income tax expense
1,426
1,881

Net income
$
4,612
$
5,809
Per share information:
Net income per share, basic $
0.23
$
0.29
Net income per share, diluted $
0.23
$
0.29
Cash dividend declared $
0.05
$
-
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

(Loss) - Unaudited
(Dollars in thousands)
Three Months Ended March 31,
2024 2023
Net income $
4,612
$
5,809
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities
(2,134)
3,637
Amortization of net unrealized gain (loss) on securities

transferred from available-for-sale to held-to-maturity
67
(60)
Reclassification adjustment for (gain) loss included

in net income
-
21
Unrealized gain on cash flow hedge
519
-
Tax effect
392
(912)
Total other comprehensive income (loss), net of tax
(1,156)
2,686
Total comprehensive income

$
3,456
$
8,495
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity - Unaudited
(Dollars in thousands,

except per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock Accumulated Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total

Stockholders'
Equity
Balance at December 31, 2023
19,575,435
$
19,575
$
305,212
$
(88,548)
$
(44,271)
$
191,968
Net income - - -
4,612
-
4,612
Other comprehensive loss - - - -
(1,156)
(1,156)
Repurchase of Class A common stock
(7,100)
(7)
(72)
- -
(79)
Restricted stock issued
52,753
53
(53)
- - -
Restricted stock forfeiture
(8,625)
(9)
9
- - -
Exercise of stock options
38,000
38
284
- -
322
Dividend payment - - -
(1,016)
-
(1,016)
Stock-based compensation - -
360
- -
360
Balance at March 31, 2024
19,650,463
$
19,650
$
305,740
$
(84,952)
$
(45,427)
$
195,011
Balance at December 31, 2022
20,000,753
$
20,001
$
311,282
$
(104,104)
$
(44,751)
$
182,428
Cumulative effect of adoption of accounting principle

related to ASC 326
- - -
(1,325)
-
(1,325)
Adjusted beginning balance after cumulative

effect adjustment
20,000,753
20,001
311,282
(105,429)
(44,751)
181,103
Net income - - -
5,809
-
5,809
Other comprehensive loss - - - -
2,686
2,686
Repurchase of Class A common stock
(500,000)
(500)
(5,367)
- -
(5,867)
Restricted stock issued
121,627
121
(121)
- - -
Stock-based compensation - -
127
- -
127
Balance at March 31, 2023
19,622,380
$
19,622
$
305,921
$
(99,620)
$
(42,065)
$
183,858
The accompanying notes are an integral

part of these consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Three Months Ended March 31,
2024 2023
Cash flows from operating activities:
Net income $
4,612
$
5,809
Adjustments to reconcile net income

to net cash provided by operating activities:

Provision for credit losses
410
201
Depreciation and amortization
140
150
(Accretion) amortization of premiums on securities,

net
(135)
(38)
Accretion of deferred loan fees, net
(3)
(93)
Stock-based compensation
360
127
Loss (gain) on sale of available for sale securities -
21
Gain on sale of loans held for sale
(67)
(347)
Increase in cash surrender value of bank owned

life insurance
(411)
(267)
Decrease in deferred tax assets
1,424
1,881
Net change in operating assets and liabilities:

Accrued interest receivable
(891)
(670)
Other assets
(464)
284
Accrued interest and other liabilities
3,051
1,943
Net cash provided by operating activities
8,026
9,001

Cash flows from investing activities:

Proceeds from maturities and pay-downs of investment

securities held to maturity
1,987
2,406
Purchase of investment securities available

for sale
(36,927)
(7,667)
Proceeds from maturities and pay-downs of investment

securities available for sale
4,278
3,261
Proceeds from sales of investment securities

available for sale
-
8,617
Net increase in loans held for investment
(15,830)
(77,413)
Purchase of loans held for investment
(25,249)
-
Additions to premises and equipment
(91)
(22)
Proceeds from the sale of loans held for sale
787
4,847
Proceeds from the redemption of Federal

Home Loan Bank stock
4,798
3,570
Purchase of Federal Home Loan Bank stock
(177)
(6,831)
Net cash used in investment activities
(66,424)
(69,232)
Cash flows from financing activities:
Proceeds from issuance of Class A common

stock, net
322
-
Cash dividends paid
(1,016)
-
Repurchase of Class A common stock
(79)
(5,867)
Net increase in deposits
165,655
1,181
Proceeds from other borrowings
80,000
158,000
Repayments on Federal Home Loan Bank advances
(101,000)
(84,000)
Net cash provided by financing activities
143,882
69,314
Net increase in cash and cash equivalents
85,484
9,083
Cash and cash equivalents at beginning

of period
41,062
54,168
Cash and cash equivalents at end of period $
126,546
$
63,251
Supplemental disclosure of cash flow

information:

Interest paid $
14,624
$
6,044

Supplemental schedule of non-cash investing

and financing activities:
Transfer of loans held for investment to loans held

for sale
$
720
$
4,500
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
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

do not include all

the information and

footnotes required by U.S.

generally accepted accounting

principles
(“U.S.

GAAP”)

for

complete

financial

statements.

All

adjustments

consisting

of

normally

recurring

accruals

that,

in

the
opinion

of

management,

are

necessary

for

a

fair

presentation

of

the

financial

position

and

results

of

operations

for

the
periods presented

have been

included. These

unaudited consolidated

financial statements

should be

read in

conjunction
with

the

Company’s

consolidated

financial

statements

and

related

notes

appearing

in the

Company’s

Annual

Report

on
Form 10-K for the year ended December 31, 2023.
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
(“ACL”) and income taxes.
Reclassifications
Certain amounts in the consolidated financial statements have been reclassified to conform to the current presentation.
Reclassifications had no impact on the net income or stockholders’

equity of the Company.

Recently Issued Accounting Standards
Adoption of New Accounting Standards
Reference Rate Reform
In

March

2020,

the

Financial

Accounting

Standards

Board

(“FASB”)

issued

ASU

2020-04,

Reference

Rate

Reform
(Topic

848), aiming to facilitate the impacts

of reference rate reform on financial reporting.

This initiative was subsequently
clarified

in

January

2021

through

ASU

2021-01,

providing

optional

directives

for

a

designated

timeframe

to

alleviate
challenges

associated

with

accounting

for,

or acknowledging

the

effects

of, reference

rate reform

on financial

reporting.
These

amendments

offer

discretionary

guidance

for

a

defined

period

to

alleviate

potential

accounting

complexities
associated with reference rate reform in financial reporting. The expedients and exceptions provided by these amendments
are not

applicable to

contract modifications

executed and

hedging relationships

initiated or

reviewed after

December 31,
2022, except

for

pre-existing

hedging

relationships

as

of December

31,

2022,

for

which

an

entity

has

opted

for

specific
optional expedients, and which

are retained until the conclusion

of the hedging relationship.

Additionally,

the amendments
permit entities to make a one-time choice to divest, transfer,

or both divest and transfer debt securities categorized as held to maturity, referencing a rate impacted by reference rate reform,

and classified as held to maturity

prior to January 1, 2020.
In December 2022, the

FASB issued new guidance extending the

expiration date of this

guidance from December 31,

2022,
to December

31, 2024,

after which

entities will

no longer

be authorized

to apply

the relief

provided under

this guidance.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q

Before this recent guidance, these amendments were effective for all entities from March 12, 2020, to December 31, 2022.
The

Company

executed

its

transition

strategy

in

preparation

for

the

cessation

of

the

London

Intrabank

Offered

Rate
(“LIBOR”) and the adjustment of

its existing financial instruments affected

by LIBOR, whether directly or

indirectly.

LIBOR-
based originations were ceased as of June 30, 2023, and for existing LIBOR-based transactions,

the Company substituted
Secured Overnight

Financing Rate

(“SOFR”) for

LIBOR. The

Company has

completed its

transition away

from LIBOR

for
its loan and other financial instruments.
Issued and Not Yet Adopted
Improvements to Income Tax

Disclosures
In

December

2023,

the

FASB

issued

Accounting

Standards

Update

(ASU)

2023-09,

Income

Taxes

(Topic

740):
Improvements to Income Tax

Disclosures. This ASU pertains to

disclosures regarding effective

tax rates and cash income
taxes paid with the goal of providing stakeholders with more transparent and relevant information. This ASU is effective for
public business entities for annual periods beginning after Dec. 15,

2024. The Company is currently assessing the potential
impact of this

ASU on its

financial reporting and

has not yet

concluded whether the

changes will materially

affect its business
operations or consolidated financial statements.
2.

INVESTMENT SECURITIES

The measurement of expected credit losses under the current expected credit loss (“CECL”) methodology is applicable to

financial

assets

measured

at

amortized

cost,

including

loan

receivables

and

held-to-maturity

debt

securities.

The
accounting

for available-for-sale

debt securities

credit

losses is

presented

as an

allowance rather

than

as a

write-down.
Management does not intend to sell or believes that

it is more likely they will not be required to sell AFS

securities.
CECL requires a loss reserve for

securities classified as held-to-maturity

(“HTM”). The reserve should reflect

historical
credit performance

as well

as the

impact of

projected

economic forecast.

For U.S.

Government bonds

and

U.S. Agency
issued bonds

classified as

HTM, the

explicit guarantee

of the U.S.

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

March

31,

2024

and

December

31,

2023,

all

HTM
securities held by the Company were rated investment

grade.
At

quarter

end,

HTM

securities

included

$
163.7

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
a $
12

thousand Allowance for

credit losses (“ACL”)

as of March

31, 2024. The book

value for debt securities

classified as
HTM represents amortized cost less ACL.
The Company determined that an ACL on its debt securities available for sale as of March 31, 2024 and December 31,
2023 was not required.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
The following

tables present

a summary

of the amortized

cost, unrealized

or unrecognized

gains and

losses,

and fair
value of investment securities at the dates indicated (in

thousands):

March 31, 2024
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
17,168
$
25
$
(1,644)
$
15,549
Collateralized mortgage obligations
130,533
1
(24,165)
106,369
Mortgage-backed securities - residential
62,734
-
(12,397)
50,337
Mortgage-backed securities - commercial
48,182
70
(6,550)
41,702
Municipal securities
24,985
-
(5,924)
19,061
Bank subordinated debt securities
28,622
471
(2,119)
26,974
$
312,224
$
567
$
(52,799)
$
259,992
Held-to-maturity:
U.S. Government Agency
$
43,439
$
-
$
(5,816)
$
37,623
Collateralized mortgage obligations
61,465
2
(8,336)
53,131
Mortgage-backed securities - residential
43,383
160
(4,930)
38,613
Mortgage-backed securities - commercial
15,409
-
(1,301)
14,108
Corporate bonds
9,354
-
(673)
8,681
$
173,050
$
162
$
(21,056)
$
152,156
Allowance for credit losses - securities held-to-maturity
(12)
Securities held-to maturity, net of allowance for credit losses $
173,038

December 31, 2023
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
9,664
$ - $
(1,491)
$
8,173
Collateralized mortgage obligations
103,645
-
(23,039)
80,606
Mortgage-backed securities - residential
63,795
-
(11,608)
52,187
Mortgage-backed securities - commercial
49,212
56
(6,504)
42,764
Municipal securities
25,005
-
(5,667)
19,338
Bank subordinated debt securities
28,106
188
(2,033)
26,261
Corporate bonds
- - - -
$
279,427
$
244
$
(50,342)
$
229,329
Held-to-maturity:
U.S. Government Agency
$
43,626
$
2
$
(5,322)
$
38,306
U.S. Treasury
62,735
-
(7,983)
54,752
Collateralized mortgage obligations
43,784
348
(4,533)
39,599
Mortgage-backed securities - residential
15,439
-
(1,257)
14,182
Mortgage-backed securities - commercial
9,398
-
(727)
8,671
$
174,982
$
350
$
(19,822)
$
155,510
Allowance for credit losses - securities held-to-maturity
(8)
Securities held-to maturity, net of allowance for credit losses $
174,974
During the quarter ended March 31, 2024 there were
no

investment securities that were transferred from available-for-
sale (“AFS”) to

HTM. For the three

months ended March 31,

2024, total amortization out

of Additional Other Comprehensive
Income

(“AOCI”)

for

net

unrealized

losses

on

securities

transferred

in

2022

from

AFS

to

HTM

was

$
67

thousand.

The
unamortized net unrealized loss as of March 31, 2024,

was $
9.5

million.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
Gains

and

losses

on

the

sale

of

securities

are

recorded

on

the

trade

date

and

are

determined

on

the

specific
identification basis. The following table presents the proceeds, realized gross gains and realized gross losses on sales and calls of AFS debt securities for the three months ended

March 31, 2024 and 2023 (in thousands):

Three Months Ended March 31,
Available-for-sale: 2024 2023
Proceeds from sale and call of securities
$ - $
8,617
Gross gains
$ - $
3
Gross losses
-
(24)
Net realized (loss) gain
$ - $
(21)
The amortized

cost

and

fair

value of

investment

securities,

by contractual

maturity,

are shown

below

as of

the date
indicated (in thousands).

Actual maturities may

differ from contractual

maturities because borrowers

may have the right

to
call or prepay

obligations with or

without call or

prepayment penalties. Securities not

due at a

single maturity date are

shown
separately.

Available-for-sale Held-to-maturity
March 31, 2024:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$ - $ - $ - $ -
Due after one year through five years
2,722
2,863
9,354
8,681
Due after five years through ten years
38,045
33,506
- -
Due after ten years
12,840
9,666
- -
U.S. Government Agency
17,168
15,549
43,439
37,623
Collateralized mortgage obligations
130,533
106,369
61,465
53,131
Mortgage-backed securities - residential
62,734
50,337
43,383
38,613
Mortgage-backed securities - commercial
48,182
41,702
15,409
14,108
$
312,224
$
259,992
$
173,050
$
152,156
At March 31, 2024, there were no securities held in the portfolio from any one issuer in an amount greater than 10% of
total

stockholders’

equity

other

than

the

U.S.

Government

and

Government

Agency

securities.

All

the

collateralized
mortgage

obligations

and

mortgage-backed

securities

at

March 31,

2024

and

December 31,

2023

were

issued

by

U.S.
sponsored entities.

Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):

March 31, 2024
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
4,601
$
(19)
$
45,668
$
(8,648)
$
50,269
$
(8,667)
Collateralized mortgage obligations
26,015
(85)
131,005
(36,916)
157,020
(37,001)
Mortgage-backed securities - residential
8,043
(129)
80,907
(19,620)
88,950
(19,749)
Mortgage-backed securities - commercial
15,004
(254)
38,777
(9,062)
53,781
(9,316)
Municipal securities
- -
19,061
(5,924)
19,061
(5,924)
Bank subordinated debt securities
3,198
(159)
13,471
(1,960)
16,669
(2,119)
Corporate bonds
- -
8,681
(387)
8,681
(387)
$
56,861
$
(646)
$
337,570
$
(82,517)
$
394,431
$
(83,163)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q

December 31, 2023
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency $ - -
46,479
(8,043)
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

March

31,

2024,

the

Company

had

$
57.7

million

of

unrealized

losses

on

mortgage-backed

securities

and
collateralized mortgage

obligations of

U.S. government

sponsored entities

having a

fair value

of $
304.3

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

securities.
At March 31, 2024, the Company

does not intend to sell

debt securities that are in

an unrealized loss position

and it is
more than likely not required to sell these securities before recovery of the amortized cost basis.
The Company

maintains a

master repurchase

agreement with

a public

banking institution

for up

to $
20.0

million fully
guaranteed with investment

securities upon withdrawal.

Any amounts borrowed

would be at a

variable interest rate

based
on prevailing rates

at the time

funding is requested. As

of March 31, 2024,

the Company did
no
t have any

securities pledged
under this agreement.
The Bank is a Qualified Public Depository

(“QPD”) with the State of Florida. As a QPD, the Bank has the legal authority
to

maintain

public

deposits

from

cities,

municipalities,

and

the

State

of

Florida.

These

public

deposits

are

secured

by
securities pledged

to the

State of

Florida at

a ratio

of
50
% of

the outstanding

uninsured deposits

for March

31, 2024

and
25% for

December 31,

2023. The

Bank must

also maintain

a minimum

amount

of pledged

securities

to be

in the

public
funds program.
As of March 31,

2024, the Bank

had a total

of $
249.6

million in deposits

under the public

funds program

and pledged
to the State of Florida for these public funds were
fifty-one

bonds with an aggregate fair value of $
137.0

million.
As of

December 31, 2023, the

Bank had

a total

of $
268.4

million in

deposits under the

public funds program

and pledged
to the State

of Florida for

these public funds were
twenty-eight

corporate bonds with an

aggregate fair value of

$
86.9

million.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
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
The Company had $
80

million in borrowings under

the BTFP program as

of March 31, 2024,

and had pledged $
130.3
million in

securities

measured

at par

to the

Federal

Reserve Bank

of Atlanta

for the

BTFP program.

The BTFP

program
ceased making new loans as of March 2024.

3.

LOANS
The following table is a summary of the distribution of

loans held for investment by type (in thousands):

March 31, 2024 December 31, 2023
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
237,906
13.1
% $
204,419
11.5
%
Commercial Real Estate
1,057,800
58.2
%
1,047,593
58.8
%
Commercial and Industrial
228,045
12.5
%
219,757
12.4
%
Foreign Banks
100,182
5.5
%
114,945
6.5
%
Consumer and Other
194,325
10.7
%
191,930
10.8
%
Total

gross loans
1,818,258
100.0
%
1,778,644
100.0
%
Plus: Deferred costs
2,938

2,183
Total

loans net of deferred fees (costs)
1,821,196
1,780,827
Less: Allowance for credit losses
21,454
21,084
Total

net loans
$
1,799,742
$
1,759,743
At

March 31,

2024

and

December 31,

2023,

the

Company

had

$
567.7

million

and

$
534.2

million,

respectively,

of
commercial real estate

and residential mortgage loans

pledged as collateral

for lines of

credit with the

FHLB and the

Federal
Reserve Bank of Atlanta.
Allowance for Credit Losses
In

general,

the

Company

utilizes

the

Discounted

Cash

Flow

(“DCF”)

method

or

the

Remaining

Life

(“WARM”)
methodology to estimate the quantitative portion

of the ACL for loan

pools. The DCF uses a

loss driver analysis (“LDA”) and
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

or the

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
•

Changes in lending management, among others

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
Changes in the ACL for the three months ended March 31,

2024 and 2023 were as follows (in thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Foreign
Banks
Consumer
and Other Total
Three Months Ended March 31, 2024
Beginning balance
$
2,695
$
10,366
$
3,974
$
911
$
3,138
$
21,084
Provision for credit losses
(1)
235
(64)
288
(117)
21
363
Recoveries
- -
10
-
2
12
Charge-offs
- - - -
(5)
(5)
Ending Balance
$
2,930
$
10,302
$
4,272
$
794
$
3,156
$
21,454
(1) Provision for credit losses excludes a $
43

thousand charge due to unfunded commitments included in other liabilities and a $
4
thousand charge related to investment securities held to maturity.

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
2,476
$
18,887
(1) Impact of CECL adoption on January 1, 2023.
(2) Provision for credit losses excludes a $
84

thousand release due to unfunded commitments included in other liabilities.
At March 31, 2024, the

ACL was $
21.5

million compared to $
21.1

million at December 31,

2023. The increase of

$
0.4
million was composed

of a $
363

thousand increase in

the ACL for loan

receivables due to

loan growth and

to net charge-
offs.

The Company had charge offs totaling $
5

thousand for the quarter ended March 31, 2024 related to loans that were all originated in 2024.
The Company had charge

offs totaling $
5

thousand for the quarter

ended as of March

31, 2023 on loans

that were all
originated in 2023.

The

Federal

Open

Market

Committee

(“FOMC”)

economic

forecasts

as

of

March

31,

2024,

showed

moderate
improvements in unemployment and a slower real GDP growth.

Fannie Mae HPI forecast reflected important improvement
in national housing prices over the next four quarters.

The Company continued to adjust the HPI index effect on 1-4 Family loan portfolio with a qualitative

factor because Florida

housing prices are performing

better than national levels.

Q-Factors
were reviewed and updated; maximum loss calculations are based on refreshed stress test and risk statuses were updated
based on portfolio and external developments during the first quarter 2024.

Our ACL

included residential

loans. To

assess the

potential impact

of changes

in qualitative

factors related

to these
loans,

management

performed

a sensitivity

analysis.

The Company

evaluated

the

impact

of the

HPI

used

in calculating
expected

losses

on

the

residential

loan segment.

As

of March

31,

2024, for

every

100 basis

points

increase

in

the

HPI
index, the forecast reduces

reserves by approximately $
200

thousand and about
1

basis point to

the reserve coverage ratio,
everything else being

constant. This

sensitivity analysis provides

a hypothetical result

to assess the

sensitivity of the

ACL
and does not represent a change in management’s

judgement.

As of March 31, 2024, we

stress tested two qualitative factors in our commercial real estate loan pool, as it’s the largest
segment in

our portfolio.

We evaluated

the impact

of a

change in

the qualitative

factors from

no risk

to maximum

loss to
measure the

sensitivity of

the qualitative

factors. The

change from

no risk

to high

risk resulted

in a

$
6.1

million or
36.9
%

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
increase in the

allowance for

credit losses. This

sensitivity analysis provides

a hypothetical result

to assess

the sensitivity
of the ACL and does not represent a change in management’s

judgement.

The ACL and the outstanding

balances in the specified

loan categories as of March

31, 2024 and December 31,

2023
are as follows (in thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign
Banks
Consumer
and Other Total
March 31, 2024:
Allowance for credit losses:
Individually evaluated
$
47
$ - $
77
$ - $ - $
124
Collectively evaluated
2,883
10,302
4,195
794
3,156
21,330
Balances, end of period
$
2,930
$
10,302
$
4,272
$
794
$
3,156
$
21,454
Loans:

Individually evaluated
$
6,934
$ - $
805
$ - $ - $
7,739
Collectively evaluated
230,972
1,057,800
227,240
100,182
194,325
1,810,519
Balances, end of period
$
237,906
$
1,057,800
$
228,045
$
100,182
$
194,325
$
1,818,258

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

Q1 2024 Form 10-Q
Loan credit exposures by internally assigned grades are

presented below for the periods indicated (in thousands):

As of March 31, 2024
Term Loans by Origination Year
Revolving
Loans Total 2024 2023 2022 2021 2020 Prior
Residential real estate
Pass
$
36,295
$
43,716
$
36,336
$
26,194
$
5,885
$
80,670
$
8,530
$
237,626
Substandard
- - - - -
280
-
280
Total
36,295
43,716
36,336
26,194
5,885
80,950
8,530
237,906
Commercial real estate
Pass
28,702
148,575
329,451
181,818
102,597
255,713
4,773
1,051,629
Substandard
- - -
5,479
692
- -
6,171
Total
28,702
148,575
329,451
187,297
103,289
255,713
4,773
1,057,800
Commercial and
industrial
Pass
13,812
96,054
36,806
32,129
5,794
15,762
26,117
226,474
Substandard - - -
319
-
1,252
-
1,571
Total
13,812
96,054
36,806
32,448
5,794
17,014
26,117
228,045
Foreign banks
Pass
34,864
65,318
- - - - -
100,182
Total
34,864
65,318
- - - - -
100,182
Consumer and other
loans
Pass
9,557
66,799
72,452
41,499
502
1,845
1,671
194,325
Substandard - - - - - - - -
Total
9,557
66,799
72,452
41,499
502
1,845
1,671
194,325
Total

Loans
Pass
123,230
420,462
475,045
281,640
114,778
353,990
41,091
1,810,236
Special Mention - - - - - - - -
Substandard
- - -
5,798
692
1,532
-
8,022
Doubtful
- - - - - - - -
Total
$
123,230
$
420,462
$
475,045
$
287,438
$
115,470
$
355,522
$
41,091
$
1,818,258

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q

As of December 31, 2023
Term Loans by Origination Year
Revolving
Loans Total 2023 2022 2021 2020 2019 Prior
Residential real estate
Pass
$
44,365
$
36,325
$
26,180
$
6,080
$
9,325
$
75,654
$
6,198
$
204,127
Substandard
- - - -
292
- -
292
Total
44,365
36,325
26,180
6,080
9,617
75,654
6,198
204,419
Commercial real estate
Pass
148,311
337,938
184,024
104,182
78,153
182,714
4,710
1,040,032
Substandard
- -
6,867
694
- - -
7,561
Total
148,311
337,938
190,891
104,876
78,153
182,714
4,710
1,047,593
Commercial and
industrial
Pass
97,753
37,414
34,090
6,499
13,706
3,113
25,554
218,129
Substandard
- -
330
-
1,298
- -
1,628
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
$
486,064
$
293,457
$
118,070
$
103,334
$
262,818
$
37,934
$
1,778,644

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The following

tables include

an aging

analysis

of accruing

loans and

total non-accruing

loans as

of March 31,

2024 and
December 31, 2023 (in thousands):

Accruing
As of March 31, 2024 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
548
$ - $ - $
548
$ - $
548
1-4 family residential
183,825
6,022
-
189,847
-
189,847
Condo residential
43,452
4,059
-
47,511
-
47,511
227,825
10,081
-
237,906
-
237,906
Commercial real estate:
Land and construction
21,100
- -
21,100
-
21,100
Multi-family residential
211,813
- -
211,813
-
211,813
Condo commercial
56,072
1,918
-
57,990
-
57,990
Commercial property
766,003
873
-
766,876
-
766,876
Leasehold improvements
21
- -
21
-
21
1,055,009
2,791
-
1,057,800
-
1,057,800
Commercial and industrial:
Secured
208,590
60
-
208,650
456
209,106
Unsecured
18,495
444
-
18,939
-
18,939
227,085
504
-
227,589
456
228,045
Foreign banks
100,182
- -
100,182
-
100,182
Consumer and other
194,325
- -
194,325
-
194,325
Total
$
1,804,426
$
13,376
$ - $
1,817,802
$
456
$
1,818,258

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q

Accruing
As of December 31, 2023: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
559
$ - $ - $
559
$ - $
559
1-4 family residential
155,842
711
-
156,553
-
156,553
Condo residential
43,572
3,735
-
47,307
-
47,307
199,973
4,446
-
204,419
-
204,419
Commercial real estate:
Land and construction
33,710
- -
33,710
-
33,710
Multi-family residential
181,287
- -
181,287
-
181,287
Condo commercial
58,106
- -
58,106
-
58,106
Commercial property
772,569
1,890
-
774,459
-
774,459
Leasehold improvements
31
- -
31
-
31
1,045,703
1,890
-
1,047,593
-
1,047,593
Commercial and industrial:

Secured
200,235
29
-
200,264
468
200,732
Unsecured
19,025
- -
19,025
-
19,025
219,260
29
-
219,289
468
219,757

Foreign banks
114,945
- -
114,945
-
114,945
Consumer and other
191,930
- -
191,930
-
191,930
Total
$
1,771,811
$
6,365
$ - $
1,778,176
$
468
$
1,778,644
Non-accrual Status

The following table

includes the amortized

cost basis of

loans on non-accrual

status and loans

past due over

90 days
and still accruing as of March 31, 2024 (in thousands):

March 31, 2024
Nonaccrual
Loans With
No Related
Allowance
Nonaccrual
Loans With
Related
Allowance
Total Non-
accruals
Loans Past
Due Over 90
Days and Still
Accruing
Residential real estate
$ - $ - $ - $ -
Commercial real estate
- - - -
Commercial and industrial
-
456
456
-
Consumer and other
- - - -
$ - $
456
$
456
$ -
December 31, 2023
Nonaccrual
Loans With
No Related
Allowance
Nonaccrual
Loans With
Related
Allowance
Total Non-
accruals
Loans Past
Due Over 90
Days and Still
Accruing
Residential real estate $ - $ - $ - $ -
Commercial real estate
- - - -
Commercial and industrial
-
468
468
-
Consumer and other
- - - -
$ - $
468
$
468
$ -

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
Accrued interest

receivable is

excluded from

the estimate

of credit

losses. There

was
no

interest income

recognized
attributable to non-accrual loans outstanding during the three months ended March 31, 2024 and 2023. Interest income on
these loans

for the

three months

ended March 31,

2024 and

2023, would

have been

approximately

$
9

thousand and

$
2
thousand, respectively,

had these loans performed in accordance with their

original terms.

Collateral-Dependent Loans
A

loan

is

collateral

dependent

when

the

borrower

is

experiencing

financial

difficulty

and

repayment

of

the

loan

is
expected to

be provided

substantially through

the sale

or operation

of the

collateral. There

were
no

collateral dependent
loans as of March 31, 2024, or as of December 31, 202

3.

Loan Modifications to Borrowers Experiencing Financial

Difficulties

The following table presents newly restructured loans,

by type of modification, which occurred during the three

months
ended March 31, 2024 (in thousands):

Recorded Investment Prior to Modification Recorded Investment After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Residential real estate
-
$ - $ -
-
$ - $ -
Commercial real estate
-
- -
-
- -
Commercial and industrial
1
468
468
1
468
468
Consumer and other
-
- -
-
- -
1
$
468
$
468
1
$
468
$
468
The Company

had no

new modifications

and one

new modification

to borrowers

experiencing financial

difficulties for
the three months ended March 31, 2024. There were
no

existing loan modifications that subsequently defaulted

during the
three months

ended March

31, 2024.

The Company

did not

have new

modifications

to borrowers

experiencing

financial
difficulties and no loan modifications that subsequently

defaulted during for the three months ended March 31,

2023.
4.

INCOME TAXES

The Company’s provision for income taxes is presented

in the following table for the periods indicated (in thousands):

Three Months Ended March 31,
2024 2023
Current:
Federal
$ - $ -
State
- -
Total

current
- -
Deferred:
Federal
1,114
1,472
State
312
409
Total

deferred
1,426
1,881
Total

tax expense
$
1,426
$
1,881

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
The actual

income

tax

expense

for

the

three

months

ended March

31,

2024 and

2023 differs

from

the

statutory

tax
expense for the periods

(computed by applying the U.S.

federal corporate tax rate of
21
% for both 2024

and 2023 to income
before provision for income taxes) as follows (in thousands):

Three Months Ended March 31,
2024 2023
Federal taxes at statutory rate $
1,268
$
1,615
State income taxes, net of federal tax benefit
262
334
Bank owned life insurance
(104)
(68)
Other, net
- -
Total

tax expense
$
1,426
$
1,881
The Company’s deferred tax assets and deferred

tax liabilities as of the dates indicated were (in thousands):

March 31, 2024 December 31, 2023
Deferred tax assets:
Net operating loss
$
15,369
$
16,430
Allowance for credit losses
5,503
5,410
Lease liability
2,707
2,895
Unrealized losses on available for sale securities
15,638
15,114
Depreciable property
130
203
Equity compensation
716
630
Accruals
52
382
Other, net
11
10
Deferred tax assets:
40,126
41,074
Deferred tax liabilities:
Deferred loan cost
(745)
(553)
Lease right of use asset
(2,707)
(2,895)
Deferred expenses
(140)
(180)
Cash flow hedge
(216)
(85)
Other, net
(69)
(79)
Deferred tax liabilities
(3,877)
(3,792)
Net deferred tax assets
$
36,249
$
37,282
The Company

has approximately

$
56.8

million of

federal

and $
79.5

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
The major tax

jurisdictions where the

Company files income

tax returns are

the U.S. federal

jurisdiction and

the State
of Florida. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2020.
For the three months ended

March 31, 2024 and 2023,

the Company did
no
t have any unrecognized tax

benefits as a
result of

tax positions

taken during

a prior

period or

during the

current period.

Additionally,
no

interest or

penalties

were
recorded as a result of tax uncertainties.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
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
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024 December 31, 2023
Commitments to grant loans and unfunded lines of credit
$
99,224
$
85,117
Standby and commercial letters of credit
3,274
3,987
Total
$
102,498
$
89,104
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
As of March 31,

2024, the Company

had
two

interest rate swap

agreements with a

notional aggregate amount

of $
50
million that

were designated

as cash

flow hedges

of

certificates

of deposit.

The

interest rate

swap

agreements

have an
average maturity

of
2.13

years, the

weighted

average

fixed-rate

paid of
3.59
%, and

with the

weighted

average

3-month
compound SOFR being received.

As of December

31, 2023,

the Company had
two

interest rate swap

agreements with

a notional aggregate

amount of
$
50

million that were designated as cash flow hedges of certificates of deposit. The interest rate swap agreements have an average

maturity

of
2.38

years,

the

weighted

average

fixed-rate

paid

of
3.59
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

Q1 2024 Form 10-Q
As of March 31, 2024, the Company had
four

interest rate swap agreements with a notional aggregate amount of $
200
million that were designated as fair value hedges on loans. The interest rate swap agreements have an average maturity of
1.98

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
25

and
20

interest rate swaps
with

loan

customers

with

an

aggregate

notional

amount

of

$
65.8

million

and

$
46.5

million

at

March 31,

2024

and
December 31, 2023,

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
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
March 31, 2024:
Derivatives designated as cash flow hedges:
Interest rate swaps
$
50,000
$ -
Other assets
$
852
$ -
Derivatives designated as hedging instruments:
Interest rate swaps
$
200,000
$ -
Other liabilities
$ - $
1,005
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
65,768
$
1,344
Other assets/Other liabilities
$
4,941
$
4,941
December 31, 2023:
Derivatives designated as cash flow hedges:
Interest rate swaps
$
50,000
$ -
Other assets
$
334
$ -
Derivatives designated as fair value hedges:
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

Q1 2024 Form 10-Q
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
The

following

table

represents

the

Company's

assets

and

liabilities

measured

at

fair

value

on

a

recurring

basis

at
March 31, 2024 and December 31, 2023 for each of the

fair value hierarchy levels (in thousands):

March 31, 2024 December 31, 2023
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
15,549
$ - $
15,549
$ - $
8,173
$ - $
8,173
Collateralized mortgage obligations
-
106,369
-
106,369
-
80,606
-
80,606
Mortgage-backed securities - residential
-
50,337
-
50,337
-
52,187
-
52,187
Mortgage-backed securities - commercial
-
41,702
-
41,702
-
42,764
-
42,764
Municipal securities
-
19,061
-
19,061
-
19,338
-
19,338
Bank subordinated debt securities
-
26,974
-
26,974
-
26,261
-
26,261
Total
-
259,992
-
259,992
-
229,329
-
229,329
Derivative assets
-
5,793
-
5,793
-
4,892
-
4,892
Total assets at fair value
$ - $
265,785
$ - $
265,785
$ - $
234,221
$ - $
234,221
Derivative liabilities $ - $
5,946
$ - $
5,946
$ - $
7,988
$ - $
7,988
Total liabilities at fair value
$ - $
5,946
$ - $
5,946
$ - $
7,988
$ - $
7,988
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments

not carried at fair
value as of March 31, 2024 and December 31, 2023 (in

thousands):

Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
March 31, 2024:
Financial Assets:
Cash and due from banks
$
9,601
$
9,601
$ - $ - $
9,601
Interest-bearing deposits in banks
$
116,945
$
116,945
$ - $ - $
116,945
Investment securities held to maturity, net
$
173,038
$ - $
152,156
$ - $
152,156
Loans held for investment, net
$
1,799,742
$ - $ - $
1,763,399
$
1,763,399
Accrued interest receivable
$
11,579
$ - $
1,732
$
9,847
$
11,579
Financial Liabilities:
Demand deposits
$
576,626
$
576,626
$ - $ - $
576,626
Money market and savings accounts
$
1,141,422
$
1,141,422
$ - $ - $
1,141,422
Interest-bearing checking accounts
$
57,839
$
57,839
$ - $ - $
57,839
Time deposits
$
326,907
$ - $ - $
325,215
$
325,215
FHLB advances
$
162,000
$ - $
159,875
$ - $
159,875
Accrued interest payable
$
2,477
$ - $
1,297
$
1,180
$
2,477
December 31, 2023:
Financial Assets:
Cash and due from banks
$
8,019
$
8,019
$ - $ - $
8,019
Interest-bearing deposits in banks
$
33,043
$
33,043
$ - $ - $
33,043
Investment securities held to maturity
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

Q1 2024 Form 10-Q
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

stock.
During the first quarter 2024, the Company issued
52,753

shares of Class A common stock to employees as restricted
stock awards

pursuant to

the Company’s

2015 equity

incentive plan

.

During

the first

quarter 2023,

the Company

issued
121,627

shares of Class A

common stock to

employees and directors as

restricted stock awards pursuant

to the Company’s
2015 equity incentive plan.

During the three months ended

March 31, 2024, the Company

repurchased
7,100

shares of Class A common stock at
a weighted average price per share of $
11.15
. The aggregate purchase price for these transactions was approximately $
79
thousand,

including

transaction

costs.

These

repurchases

were

made

pursuant

to

the

Company’s

publicly

announced
repurchase program. As of March 31, 2024,
72,980

shares remained authorized for repurchase under this program. During the three months

ended March 31,

2023, the Company

repurchased
500,000

shares of Class

A

common stock at

a weighted
average price

per share

of $
11.74
. The

aggregate purchase

price for

these transactions

was approximately

$
5.9

million,
including transaction costs.
See Note 11, Subsequent Events, for information

regarding the new share repurchase program declared in April 2024.

Shares of the Company’s Class

A common stock issued

and outstanding as of

March 31, 2024 and

December 31, 2023
were
19,650,463

and
19,575,435
, respectively.

Dividends
Declaration of dividends

by the Board

is required before

dividend payments

are made. The

Company is

limited in the
amount of

cash dividends

that it

may pay.

Payment of

dividends is

generally limited

to the

Company’s

net income

of the
current

year

combined

with

the

Company’s

retained

income

for

the

preceding

two

years,

as

defined

by

state

banking
regulations. However,

for any

dividend declaration,

the Company

must consider

additional factors

such as

the amount

of
current period net income, liquidity,

asset quality,

capital adequacy and economic conditions

at the Bank since the Bank is
the primary source

of funds to fund

dividends by the Company.

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

2024 was

$
1.0

million.
No

dividends were

declared by

the Board

for the

stockholders for

the quarter

ended
March 31, 2023.

See Note 11, Subsequent

Events, for information regarding dividends declared in April 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
The following table details the dividends declared and paid by the Company in the three months ended March

31, 2024:

Declaration Date Record Date Payment Date Dividend Per Share Dividend Amount
January 19, 2024

February 15, 2024
March 5, 2024
$
0.05
$
1.0

million
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

above

“well-capitalized”
guidelines

as

of

March

31,

2024

and

December

31,

2023.

At

March 31,

2024,

the

total

risk-based

capital

ratios

for

the
Company and the Bank were
12.98
% and
12.89
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

The following table reflects the calculation of net income

available to common shareholders for the three months ended
March 31, 2024 and 2023 (in thousands):

Three Months Ended March 31,
2024 2023
Net Income
$
4,612
$
5,809
Net income available to common shareholders
$
4,612
$
5,809
The following table reflects

the calculation of basic and

diluted earnings per common

share class for the

three months
ended March 31, 2024 and 2023 (in thousands, except

per share amounts):

Three Months Ended March 31,
2024 2023
Class A Class A
Basic EPS
Numerator:
Net income available to common shares

$
4,612
$
5,809
Denominator:
Weighted average shares outstanding
19,633,330
19,855,409
Earnings per share, basic $
0.23
$
0.29
Diluted EPS
Numerator:
Net income available to common shares $
4,612
$
5,809
Denominator:
Weighted average shares outstanding for basic EPS
19,633,330
19,855,409
Add: Dilutive effects of assumed exercises of stock options
64,928
85,197
Weighted avg. shares including dilutive potential common shares
19,698,258
19,940,606
Earnings per share, diluted $
0.23
$
0.29
Anti-dilutive stock options excluded from diluted EPS
502,500
572,500
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

Q1 2024 Form 10-Q
10.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise in

the ordinary

course of

business. In

the opinion

of
management, none

of these

actions, either

individually or

in the aggregate,

is expected to

have a

material adverse

effect
on the Company’s Consolidated Financial Statements.

11.

SUBSEQUENT EVENTS

Dividends

On April 23, 2024,

the Company announced that its

Board of Directors declared its

second quarterly cash dividend. The
quarterly dividend for

the second quarter

of 2024 was

$
0.05

per share of Class

A common stock

and will be paid

on June
5, 2024, to stockholders of record as of the close of

business on May 15, 2024.

Share Repurchase Program
On April 22, 2024, the Board of Directors approved a new share repurchase program of up to
500,000

shares of Class
A common

stock

or

approximately
2.5
%

of

the

Company’s

issued

and

outstanding

shares

of

common

stock.

Under

the
repurchase program,

the Company

may purchase

shares of

Class A common

stock on

a discretionary

basis from time

to
time through open market repurchases, privately negotiated transactions, or other means. The repurchase program has no expiration date and may

be modified, suspended, or

terminated at any time.

The new repurchase program

will commence
upon completion of the Company’s current

repurchase program. Repurchases under this new

program will be funded from
the

Company’s

existing

cash

and

cash

equivalents

or

future

cash

flow.

As

of

April

22,

2024,
572,980

shares

remain
authorized for repurchase under the Company’s share

repurchase programs.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The

following

discussion

and

analysis

is

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition and results

of operations of

the Company and

the Bank, its

wholly owned subsidiary,

as of

and for the

three months
ended March 31,

2024. This

discussion and analysis

is best read

in conjunction

with the unaudited

consolidated financial
statements and related

notes included in

this Quarterly

Report on Form

10-Q (“Form 10-Q”)

and the audited

consolidated
financial

statements

and

related

notes

included

in

the

Annual

Report

on

Form

10-K

(“2023

Form

10-K”)

filed

with

the
Securities and Exchange Commission (“SEC”) for the year

ended December 31, 2023.
This discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially

from management's expectations. Factors that could cause

such differences are discussed
in the sections

entitled "Forward-Looking

Statements" and Item

1A “Risk Factors"

below

in Part II

hereof and in

the 2023
Form 10-K filed with the SEC which is available at the

SEC’s website www.sec.gov.
Throughout

this

document,

references

to

“we,”

“us,”

“our,”

and

“the

Company”

generally

refer

to

USCB

Financial
Holdings, Inc.
Forward-Looking Statements
This Form 10

-Q contains

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
•

increased

competition

and its

effect

on

the pricing

of

our products

and services

as

well as

our interest

rate spread

and net
interest margin;
•

the loss of key employees;
•

the effectiveness of

our risk management strategies,

including operational risks,

including, but not limited

to, client, employee,
or third-party fraud and security breaches; and
•

other risks described in this Form 10-Q, the 2023 Form 10-K and other filings we make with the SEC.

All

forward-looking

statements

are

necessarily

only

estimates

of

future

results,

and

there

can

be

no

assurance

that
actual results will

not differ

materially from expectations.

Therefore, you are

cautioned not to

place undue reliance

on any
forward-looking statements.

Further,

forward-looking statements

included in

this quarterly

report on

Form 10-Q

are made
only

as of

the

date

hereof,

and

we

undertake

no

obligation

to

update

or

revise

any forward

-looking

statement

to reflect
events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events,

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
unless required to do so

under the federal securities

laws. You

should also review the

risk factors described

in the Annual
Report on Form 10-K and in the reports the Company

filed or will file with the SEC.
Overview
The Company

reported net

income of

$4.6 million

or $0.23

per diluted

share of

common stock

for the

three

months
ended March 31,

2024 compared

to $5.8

million or

$0.29 per

diluted share

of common

stock for

the three

months ended
March 31, 2023.

On January 29, 2024, the Company’s Board of

Directors declared a cash dividend of $0.05 per

share of the Company’s
Class A

common

stock.

The

Dividend

was

declared

in

conjunction

with

the

adoption

of

a

cash

dividend

program.

The
dividend was paid

on March 5,

2024 to shareholders

of record at

the close of

business on February

15, 2023. The

aggregate
amount distributed in

connection with this

dividend was $1.0

million. Additionally,

the Company’s Board

of Directors declared
a cash dividend of $0.05 per share of the Company’s Class

A common stock on

April 22, 2024. The dividend will be paid on
June 5, 2024 to shareholders of record at the close of

business on May 15, 2024.
7,100 shares of

Class A common stock were repurchased

at a weighted

average price per

share of $11.15

during the
first quarter 2024. These repurchases were made

pursuant to the Company’s publicly

announced repurchase program. As
of March 31, 2024, 72,980 shares remained authorized

for repurchase under this program.
On April 22, 2024, the Board of Directors approved a new share repurchase program of up to 500,000 shares of Class
A common

stock

or

approximately

2.5%

of

the

Company’s

issued

and

outstanding

shares

of

common

stock.

Under

the
repurchase program,

the Company

may purchase

shares of

Class A common stock

on a discretionary

basis from

time to
time through open market repurchases, privately negotiated transactions, or other means. The repurchase program has no expiration date and may

be modified, suspended,

or terminated at any

time. The new repurchase

program will commence
upon

completion

of

the

current

repurchase

program.

Repurchases

under

the

new

program

will

be

funded

from

the
Company’s existing cash and cash equivalents or future

cash flow. As of April 22, 2024, 572,980 shares remain authorized for repurchase under the Company’s share repurchase

programs.
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
2024 compared

to

the

quarter

ended

March 31,

2023

and as

of March

31,

2024

compared

to December

31,

2023,

and
annualized where appropriate:
•

Net interest income for the three months ended

March 31, 2024 decreased $839 thousand or 5.2% to $15.2 million from $16.0
million for the quarter ended March 31, 2023.
•

Net interest

margin (“NIM”)

was 2.62%

for the

three months

ended March

31, 2024

compared to

3.22% for

the three months
ended March 31, 2023.
•

Total assets were $2.5 billion at March 31, 2024, representing an increase of $325.3 million or 15.0% from March 31, 2023 and an increase of $150.0 million or 25.7% annualized from December 31, 2023.

•

Total loans were $1.8

billion at March 31, 2024,

representing an increase of $240.8

million or 15.2% from March

31, 2023 and
an increase of $40.4 million or 9.1% annualized from December 31, 2023.
•

Total deposits

were $2.1 billion

at March

31, 2024,

representing an increase

of $272.3

million or

14.9% from March

31, 2023
and an increase of $165.7 million or 34.4% annualized from December 31, 2023.

•

Annualized return on average

assets for the quarter

ended March 31, 2024

was 0.76% compared

to 1.11% for

the quarter ended
March 31, 2023.

•

Annualized return on

average stockholders’ equity

for the quarter

ended March

31, 2024 was

9.61% compared to

12.85% for
quarter ended March 31, 2023.

•

The ACL to total loans was 1.18% at both March 31, 2024 and December 31, 2023.

•

Non-performing loans to total loans was 0.03% at both March 31, 2024 and December 31, 2023.

•

At March 31, 2024, the total risk-based capital ratios for the Company and the Bank were 12.98% and 12.89%, respectively.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
•

Tangible book

value per

common share

(a non-GAAP

financial measurement)

of $9.92

as of

March 31,

2024 was

negatively
affected by $2.31 due to accumulated comprehensive loss of

$45.4 million at March 31, 2024.

At March 31, 2023, tangible book
value of $9.37 per common

share was negatively affected

by $2.14 due to

$42.1 million accumulated other

comprehensive loss.
See

“Reconciliation and

Management

Explanation for

Non-GAAP Financial

Measures” for

a

reconciliation

of

this non-GAAP
financial measure.

Critical Accounting Policies and Estimates
The

consolidated

financial

statements

are

prepared

based

on

the

application

of

U.S.

GAAP,

the

most

significant

of
which

are

described

in

Note

1

“Summary

of

Significant

Accounting

Policies”

in

the

Company’s

2023

Form

10-K

and
“Summary of Significant Accounting Policies” in Part I

in this Form 10-Q . To prepare financial statements in conformity with
US GAAP,

management makes estimates, assumptions,

and judgments based on available information.

These estimates,
assumptions,

and

judgments

affect

the

amounts

reported

in

the

financial

statements

and

accompanying

notes.

These
estimates, assumptions,

and judgments are

based on information

available as of the

date of the financial

statements and,
as

this

information

changes,

actual

results

could

differ

from

the

estimates,

assumptions

and

judgments

reflected

in

the
financial statements. In

particular,

management has identified

accounting policies that,

due to the

estimates, assumptions
and

judgments

inherent

in

those

policies,

are

critical

to

an

understanding

of

our

financial

statements.

Management

has
presented the application of these policies to the Audit

and Risk Committee of our Board of Directors.

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

and

operations

are

managed

and

financial

performance

is

evaluated

on

an

overall

Company-wide

basis.
Accordingly, all

the financial service

operations are

considered by management

to be

aggregated in one

reportable operating
segment.
Results of Operations
General
The following

tables present

selected balance

sheet, income

statement, and

profitability ratios

for the

dates indicated
(in thousands, except ratios):
March 31, 2024 December 31, 2023
Consolidated Balance Sheets:
Total

assets
$ 2,489,142 $ 2,339,093
Total

loans
(1)
$ 1,821,196 $ 1,780,827
Total

deposits
$ 2,102,794 $ 1,937,139
Total

stockholders' equity
$ 195,011 $ 191,968
(1)

Loan amounts include deferred costs.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
Three Months Ended March 31,
2024 2023
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 15,158 $ 15,997
Total

non-interest income
$ 2,464 $ 2,070
Total

non-interest expense
$ 11,174 $ 10,176
Net income

$ 4,612 $ 5,809
Profitability:
Efficiency ratio
63.41% 56.32%
Net interest margin
2.62% 3.22%
The Company’s

results

of

operations

depend

substantially

on

the

levels

of

our

net

interest

income

and

non-interest
income. Other factors contributing

to the results of

operations include our provision for

credit losses, the level

of non-interest
expense, and the provision for income taxes.
Three months ended March 31, 2024 compared to the three

months ended March 31, 2023

During the

three months

ended March

31,

2024, total

interest

income

increased

$8.5

million compared

to the

same
period in

2023. However,

this positive

trend was

offset by

a $9.3

million increase

in total

interest expense

due to

higher
weighted average deposit

costs

and borrowing costs.

Consequently, net income

decreased $1.2 million

to $4.6 million

for
the three months ended March 31, 2024 compared to the three

months ended March 31, 2023.

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

Q1 2024 Form 10-Q
The following

table contains

information related

to average

balances, average

yields earned

on assets,

and average
costs of liabilities for the periods indicated (dollars in

thousands):
Three Months Ended March 31,
2024 2023
Average (1)
Balance Interest Yield/Rate (2)
Average (1)
Balance Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans
(3)
$ 1,781,528 $ 26,643 6.01% $ 1,547,393 $ 19,711 5.17%
Investment securities (4) 419,989 2,811 2.69% 421,717 2,286 2.20%
Other interest-earnings assets 125,244 1,433 4.60% 43,084 382 3.60%
Total interest-earning assets 2,326,761 30,887 5.34% 2,012,194 22,379 4.51%
Non-interest-earning assets 109,342

108,024

Total assets $ 2,436,103 $ 2,120,218
Liabilities and stockholders' equity

Interest-bearing liabilities:
Interest-bearing checking $ 53,344 369 2.78% $ 58,087 43 0.30%
Saving and money market deposits 1,097,575 10,394 3.81% 897,061 4,785 2.16%
Time deposits 322,912 3,294 4.10% 224,730 1,057 1.91%
Total interest-bearing deposits 1,473,831 14,057 3.84% 1,179,878 5,885 2.02%
FHLB advances and other borrowings 164,187 1,672 4.10% 61,600 497 3.27%
Total interest-bearing liabilities 1,638,018 15,729 3.86% 1,241,478 6,382 2.08%
Non-interest-bearing demand deposits 574,760

664,369

Other non-interest-bearing liabilities 30,233 31,000
Total liabilities 2,243,011

1,936,847

Stockholders' equity 193,092 183,371
Total liabilities and stockholders' equity $ 2,436,103

$ 2,120,218

Net interest income $ 15,158 $ 15,997
Net interest spread (5) 1.48% 2.43%
Net interest margin
(6)
2.62% 3.22%
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
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Net interest income before the provision for

credit losses was $15.2 million for the

three months ended March 31, 2024,
a

decrease

of

$839

thousand

or

5.2%,

from

$16.0

million

for

the

same

period

in

2023.

The

decrease

was

primarily
attributable

to

the

$9.3

million

increase

in

interest

expense,

which

was

a

result

to

the

prevailing

market

interest

rate
conditions which offset the increase in interest income.
Net

interest

margin

was

2.62%

for

the

quarter

ended

March 31,

2024

and

3.22%

for

the

same

period

in

2023. The
increases

in loan yields as well as yields on other interest-earning assets was offset by higher deposit and borrowing costs.

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
and net charge-offs.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

The provision

for credit

loss was

$410 thousand

for the

three months

ended March 31, 2024

compared to

$201 thousand
for the

same period

in 2023.

Growth in

the loan

portfolio was

the primary

driver of

the increase

in the

provision expense
during the three months ended March 31, 2024.

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
Three Months Ended March 31,
2024 2023
Service fees
$ 1,651 $ 1,205
Gain (loss) on sale of securities available for sale, net
- (21)
Gain on sale of loans held for sale, net
67 347
Other non-interest income
746 539
Total

non-interest income
$ 2,464 $ 2,070
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Non-interest income for the three

months ended March 31, 2024

increased $394 thousand or 19.0%,

compared to the
same period

in 2023.

This increase

was primarily

driven by

growth in

service fees

from a

larger deposit

portfolio and

an
increase in wire and treasury management fees.

Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Three Months Ended March 31,
2024 2023
Salaries and employee benefits
$ 6,310 $ 6,377
Occupancy
1,314 1,299
Regulatory assessment and fees
433 224
Consulting and legal fees
592 358
Network and information technology services
507 478
Other operating
2,018 1,440
Total

non-interest expense
$ 11,174 $ 10,176
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Non-interest expense for the three

months ended March 31, 2024

increased $998 thousand or 9.8%,

compared to the
same period in 2023. The increase was

primarily driven by an increase

in other operating expenses of $578

thousand due
to $199 thousand

increase in

internal and

external audit

expense, $70

thousand increase

in miscellaneous

expense, and
$97

thousand

increase

in

force-placed

insurance

expense

(this

expense

will

eventually

be

reimbursed

by

customers).
Additionally, consulting and legal fees increased

$234 thousand due to legal

expenses

and regulatory assessment and fees
increased $209 thousand mostly due to FDIC deposit insurance as our deposit portfolio grew.

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

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Income tax expense for

the quarter ended March

31, 2024 was $1.4

million as compared to

$1.9 million for the

same
period in

2023. The

effective tax

rate for

the three

months ended

March 31, 2024

was 23.6%

compared to

24.5% for

the
same period in 2023.

For

a

further

discussion

of

income

taxes,

see

Note

4

“Income

Taxes”

to

the

unaudited

Consolidated

Financial
Statements in Item 1 of Part I of this Form 10-Q.
Analysis of Financial Condition
Total assets at March 31, 2024 were $2.49 billion, an increase of $150.0 million, or 25.8% annualized,

over total assets
of $2.34 billion at December 31, 2023. Total

loans, net of unearned fees/cost, increased $40.4 million, or 9.1% annualized, to $1.82

billion at

March 31,

2024 compared

to $1.78

billion at

December

31, 2023.

Total

deposits increased

by $165.7
million, or 34.4% annualized, to $2.10 billion at March

31, 2024 compared to $1.94 billion December 31, 2023.
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

Committee

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
When evaluating AFS

debt securities under

ASC Topic

326, the Company

evaluates

whether the decline

in fair value
is attributable

to credit losses

or other

factors like interest

rate risk,

using both quantitative

and qualitative

analyses, including
company

performance

analysis,

review

of

credit

ratings,

remaining

payment

terms,

prepayment

speeds

and

analysis

of
macro-economic conditions.

Each investment is

expected to recover

its unrealized loss

position over its

holding period as
it approaches to maturity

and the Company has

the intent and ability

to hold these securities

to maturity until

recovery.

As
a result of this evaluation, the

Company concluded that no allowance was required on AFS

securities as of March 31, 2024.
AFS and HTM investment securities increased $28.7 million,

or 28.6% annualized, to $433.0 million at March 31, 2024
from $404.3 million at December 31, 2023. Investment

securities increased due to reinvestment of payments

received and
investment of excess

in cash

balances into high

credit quality investments

to increase the

Company’s profitability and

modify
the Company

’s

balance

sheet

duration

according to

the

ALM policy.

As of

March 31, 2024,

investment

securities

with

a
market value

of $244.4 million

were pledged

to secure

public deposits

and the

BTFP.

The investment

portfolio does

not
have any tax-exempt securities.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
March 31, 2024 December 31, 2023
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 17,168 $ 15,549 $ 9,664 $ 8,173
Collateralized mortgage obligations
130,533
106,369
103,645
80,606
Mortgage-backed securities - residential
62,734
50,337
63,795
52,187
Mortgage-backed securities - commercial
48,182
41,702
49,212
42,764
Municipal securities
24,985
19,061
25,005
19,338
Bank subordinated debt securities
28,622
26,974
28,106
26,261
$ 312,224 $ 259,992 $ 279,427 $ 229,329
Held-to-maturity:
U.S. Government Agency
$ 43,439 $ 37,623 $ 43,626 $ 38,306
Collateralized mortgage obligations
61,465 53,131 62,735 54,752
Mortgage-backed securities - residential
43,383 38,613 43,784 39,599
Mortgage-backed securities - commercial
15,409 14,108 15,439 14,182
Corporate bonds
9,354 8,681 9,398 8,671
$ 173,050 $ 152,156 $ 174,982 $ 155,510
Allowance for credit losses - securities held-to-maturity (12)
Securities held-to maturity, net of allowance for credit losses
$ 173,038
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of March 31, 2024 (in thousands, except ratios):

Within 1 year
After 1 year through
5 years
After 5 years through
10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - 0.00% $ - 0.00% $ 3,106 4.03% $ 14,062 3.66% $ 17,168 3.73%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 130,533 2.30% 130,533 2.30%
MBS - residential
- 0.00% - 0.00% - 0.00% 62,734 1.87% 62,734 1.87%
MBS - commercial
- 0.00% - 0.00% - 0.00% 48,182 3.35% 48,182 3.35%
Municipal securities

- 0.00% - 0.00% 20,733 1.72% 4,252 1.86% 24,985 1.74%
Bank subordinated debt securities
- 0.00% 5,561 7.18% 21,272 5.14% - 0.00% 26,834 5.57%
Corporate bonds
- 0.00% - 0.00% 1,788 6.41% - 0.00% 1,788 6.41%
$ - $ 5,561 $ 46,899 $ 259,763 $ 312,224 2.71%
Held-to-maturity:
U.S. Government Agency
$ - 0.00% $ 7,933 1.02% $ 20,143 1.45% $ 15,363 2.03% $ 43,439 1.58%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 61,465 1.66% 61,465 1.66%
MBS - residential
- 0.00% 4,410 1.85% 5,908 1.74% 33,066 2.41% 43,383 2.27%
MBS - commercial
- 0.00% 3,069 1.62% - 0.00% 12,340 2.62% 15,409 2.42%
Corporate bonds
- 0.00% 9,354 2.80% - 0.00% - 0.00% 9,354 2.80%
$ - $ 24,766 $ 26,050 $ 122,234 $ 173,050 1.92%
Loans
Loans are the

largest category of

interest-earning assets

on the unaudited

Consolidated Balance

Sheets, and usually
provide higher yields than the

remainder of the interest

-earning assets. Higher yields

typically carry greater

inherent credit
and liquidity risks in comparison to lower yield assets. The Company manages and mitigates such risks in accordance with the credit and ALM policies, risk tolerance and balance

sheet composition.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
The following table shows the loan portfolio composition

as of the dates indicated (in thousands):
March 31, 2024 December 31, 2023
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 237,906 13.1% $ 204,419 11.5%
Commercial Real Estate
1,057,800 58.2% 1,047,593 58.8%
Commercial and Industrial
228,045 12.5% 219,757 12.4%
Foreign Banks
100,182 5.5% 114,945 6.5%
Consumer and Other
194,325 10.7% 191,930 10.8%
Total

gross loans
1,818,258 100.0% 1,778,644 100.0%
Plus: Deferred costs 2,938

2,183
Total

loans net of deferred fees (costs)
1,821,196 1,780,827
Less: Allowance for credit losses
21,454 21,084
Total

net loans
$ 1,799,742 $ 1,759,743
Total

loans, net

of unearned

cost, increased

by $40.4 million,

or 9.1%

annualized to

$1.82 billion,

at March 31,

2024
compared to December 31, 2023. The residential real

estate loan segment had the most significant growth.

Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately 58% of the

total gross loan portfolio as

of March 31, 2024. Our loan

growth strategy since inception has

been
reflective of the market in which we operate and of our strategic plan as approved by the Board.
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

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments. The following table shows

maturities and sensitivity to

interest rate changes for the

loan portfolio at March 31,
2024 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 5,006 $ 42,647 $ 74,664 $ 115,589 $ 237,906
Commercial Real Estate
105,181 200,845 745,043 6,731 1,057,800
Commercial and Industrial
13,458 47,095 122,945 44,547 228,045
Foreign Banks
100,182 - - - 100,182
Consumer and Other
1,623 3,511 10,711 178,480 194,325
Total

gross loans
$ 225,450 $ 294,098 $ 953,363 $ 345,347 $ 1,818,258
Interest rate sensitivity:
Fixed interest rates
$ 180,206 $ 161,021 $ 187,337 $ 237,934 $ 766,498
Floating or adjustable rates
45,244 133,077 766,026 107,413 1,051,760
Total

gross loans
$ 225,450 $ 294,098 $ 953,363 $ 345,347 $ 1,818,258
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

As of March 31, 2024, approximately 58% of

the loans have adjustable/variable rates

and 42% of the loans have fixed
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

Q1 2024 Form 10-Q
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

March 31, 2024
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 237,626 $ - $ 280 $ - $ 237,906
Commercial Real Estate
1,051,629 - 6,171 - 1,057,800
Commercial and Industrial
226,474 - 1,571 - 228,045
Foreign Banks
100,182 - - - 100,182
Consumer and Other
194,325 - - - 194,325
$ 1,810,236 $ - $ 8,022 $ - $ 1,818,258
December 31, 2023
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 204,127 $ - $ 292 $ - $ 204,419
Commercial Real Estate
1,040,032 - 7,561 - 1,047,593
Commercial and Industrial
218,129 - 1,628 - 219,757
Foreign Banks
114,945 - - - 114,945
Consumer and Other
191,930 - - - 191,930
$ 1,769,163 $ - $ 9,481 $ - $ 1,778,644

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as

of the dates shown (in thousands,

except ratios):
March 31, 2024 December 31, 2023
Total

non-performing loans
$ 456 $ 468
Other real estate owned
- -
Total

non-performing assets
$ 456 $ 468
Asset quality ratios:
Allowance for credit losses to total loans
1.18% 1.18%
Allowance for credit losses to non-performing loans
4,705% 4,505%
Non-performing loans to total loans
0.03% 0.03%
Non-performing assets include all loans categorized

as non-accrual or restructured, other real

estate owned (“OREO”)
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

If the

principal or

interest on

a commercial

loan becomes

due and

unpaid for

90 days

or more,

the loan

is placed

on
non-accrual status as of

the date it becomes

90 days past due

and remains in non-accrual

status until it meets

the criteria
for restoration to accrual status.

Residential loans, on

the other hand, are placed

on non-accrual status when

the principal
or interest

becomes due

and unpaid

for 120

days or

more and remains

in non-accrual

status until

it meets

the criteria

for
restoration

to

accrual

status.

Restoring

a

loan

to

accrual

status

is

possible

when

the

borrower

resumes

payment

of

all
principal and interest payments for a period of six consecutive months and the Company has a documented expectation of
repayment of the remaining contractual principal and interest or the loan becomes secured and in the process of collection.
The

Company

may

grant

a

loan

concession

to

a

borrower

experiencing

financial

difficulties.

This

determination

is
performed

during

the

annual

review

process

or

whenever

problems

surface

regarding

the

borrower’s

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

1 of Part 1 this Form 10-Q.
Allowance for Credit Losses
The ACL

represents

an amount

that,

in

management's

evaluation,

is adequate

to provide

coverage

for

all

expected
future

credit

losses

on

outstanding

loans.

Additionally,

qualitative

adjustments

are

made

to

the

ACL

when,

based

on
management’s judgment, there

are factors impacting

the allowance estimate

not considered by

the quantitative calculations.
See Note 3 “Loans” in Item 1 of Part 1 of this Form 10-Q

for more information on the ACL.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
The following table presents ACL and net charge-offs to average loans by type for the periods indicated (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended March 31, 2024

Beginning balance
$ 2,695 $ 10,366 $ 3,974 $ 911 $ 3,138 $ 21,084
Provision for credit losses (1)
235 (64) 288 (117) 21 363
Recoveries
- - 10 - 2 12
Charge-offs
- - - - (5) (5)
Ending Balance
$ 2,930 $ 10,302 $ 4,272 $ 794 $ 3,156 $ 21,454
Average loans
$ 217,117 $ 1,048,870 $ 221,804 $ 102,150 $ 191,587 $ 1,781,528
Net charge-offs to average loans
0.00% 0.00% (0.02)% 0.00% 0.01% 0.00%
(1) Provision for credit losses excludes a $43 thousand charge due to unfunded commitments included in other liabilities and a $4 thousand charge related to investment securities held to maturity.
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
Charge-offs
- - - - (5) (5)
Ending Balance
$ 2,819 $ 10,453 $ 2,367 $ 772 $ 2,476 $ 18,887
Average loans
$ 194,355 $ 964,682 $ 158,509 $ 89,020 $ 140,826 $ 1,547,392
Net charge-offs to average loans
(0.02)% 0.00% (0.11)% 0.00% 0.01% (0.01)%
(1) Impact of CECL adoption on January 1, 2023.
(2) Provision for credit losses excludes a $84 thousand release due to unfunded commitments included in other liabilities

Bank-Owned Life Insurance
As of March 31, 2024, the combined cash surrender value of all bank-owned life insurance (“BOLI”) policies was

$52.2
million. Changes in cash surrender value are recorded to non-interest income in the unaudited Consolidated Statements of
Operations. The Company had BOLI policies with five insurance carriers. The Company is the beneficiary of these policies.
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

Q1 2024 Form 10-Q
The following table

presents the daily

average balance and

average rate paid

on deposits by

category for

the periods
presented (in thousands, except ratios):
Three Months Ended March 31,
2024 2023
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest-bearing checking $ 574,760 0.00% $ 664,369 0.00%
Interest-bearing checking 53,344 2.78% 58,087 0.30%
Money market and savings deposits 1,097,575 3.81% 897,061 2.16%
Time deposits 322,912 4.10% 224,730 1.91%
Total $ 2,048,591 2.76% $ 1,844,247 1.29%
The Company

has a

granular deposit

portfolio with

outstanding balances

comprised of

52% in

commercial

deposits,
32% personal deposits, 12% public funds

(which are partially collateralized)

and 4% brokered deposits. Brokered

deposits
balance at March 31, 2024 was $90.1 million and there

were no brokered deposits at March 31, 2023.

The Company has approximately

21 thousand deposit accounts

with the majority in

personal accounts, approximately
13 thousand or

62.9%. The estimated

average account

size of our

deposit portfolio is

approximately $103 thousand

as of
March 31, 2024.

The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250

thousand

for

all

deposit
accounts at

the Company

per account

holder.

The total

estimated

amount of

uninsured

deposits

was 55%

at March

31,
2024 and

56% at

March

31, 2023.

The Company

offers

Insured Cash

Sweep (“ICS”)

and Certificate

of
Deposit Account
Registry Service (“CDARS”) deposit products

to fully insure our clients. The

deposit balance in ICS/CDARS at

quarter end
was $144.1 million and $35.7 million at March 31, 2023.
The following table shows scheduled maturities of uninsured

time deposits as of March 31, 2024 (in thousands):
March 31, 2024
Three months or less $ 23,229
Over three through six months 17,772
Over six though twelve months 41,918
Over twelve months 2,393
$ 85,312

Other Liabilities
The Company collects from commercial and residential loan

customers funds which are held in escrow for future
payment of real estate taxes and insurance. These escrow

funds are disbursed by the Company directly to the

insurance
companies and taxing authority of the borrower.

Escrow funds are recorded as other liabilities.

As of March 31, 2024 escrow balances totaled $7.8 million compared to $2.3 million at December 31, 2023.
Borrowings
As

a

member

of

the

FHLB

of

Atlanta,

we

are

eligible

to

obtain

advances

with

various

terms

and

conditions.

This
accessibility of additional

funding allows us

to efficiently and

timely meet both

expected and unexpected

outgoing cash flows
and collateral needs without adversely affecting

either daily operations or the financial condition

of the Company.
As of March 31, 2024, we had $82.0 million of

fixed-rate advances outstanding from the FHLB with a weighted average rate of 3.19%. Maturity dates for the advances range between

2024 to 2028 as detailed in the table below.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
The following table presents the FHLB advances as of

March 31, 2024 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
1.04% Fixed July 30, 2024 5,000
2.05% Fixed March 27, 2025 10,000
1.07% Fixed July 18, 2025 6,000
3.76% Fixed January 24, 2028 11,000
3.77% Fixed April 25, 2028 50,000
$ 82,000
As of

March 31, 2024,

we had

a $80.0

million fixed-rate

loan outstanding

from the

FRB issued

pursuant to

the Bank
Term

Funding Program with an interest rate of 4.81% and

a maturity date of January 10, 2025.

We have

also established

Federal Funds

lines of credit

with our

upstream correspondent

banks and

the FRB

Atlanta
Discount

Window

to

manage

temporary

fluctuations

in

our

daily

cash

balances.

As

of

March 31,

2024,

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

):
March 31, 2024 December 31, 2023
Commitments to grant loans and unfunded lines of credit $ 99,224 $ 85,117
Standby and commercial letters of credit
3,274 3,987
Total
$ 102,498 $ 89,104
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

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
ALCO

oversees

the

establishment,

approval,

implementation,

and

review

of

interest

rate

risk,

management,

and
mitigation strategies, ALM related policies, ALCO procedures and risk tolerances and appetite.
While some degree of

Interest Rate Risk

(“IRR”) is inherent to

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

2024, we had

an asset sensitive

balance sheet both

for year one

and
year two

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

In addition, static measures like EVE

do not include actions that management

may
undertake to manage the risks in response to anticipated changes in interest rates or customer deposit behavior. As part of our ALM strategy and policy, management

has the ability to modify the balance sheet to either increase asset duration and decrease liability

duration to reduce

asset sensitivity,

or to decrease

asset duration and

increase liability duration

in order
to increase asset sensitivity.
According to

our model,

as of

March

31, 2024,

our balance

sheet

is asset

sensitive

for both

year

one and

year

two
under interest

static rate

scenarios (an

increase or

decrease of

400 basis

points).

This means

than if

rates increase,

the
NIM will increase and if rates decrease, the NIM will decrease.

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

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
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

business
activities of

the Company;

active management

of intraday

liquidity and

collateral; an

appropriately diverse

mix of

existing
and

potential

future

funding

sources;

adequate

levels

of

highly

liquid

marketable

securities

free

of

legal,

regulatory,

or
operational

impediments,

that

can

be

used

to

meet

liquidity

needs

in

stressful

situations;

comprehensive

contingency
funding plans

that sufficiently address

potential adverse liquidity

events and emergency

cash flow

requirements; and internal
controls

and

internal

audit

processes

sufficient

to

determine

the

adequacy

of

the

institution’s

liquidity

risk

management
process.
We

expect

funds

to

be

available

from

several

basic

banking

activity

sources,

including

the

core

deposit

base,

the
repayment and maturity of loans and investment security

cash flows. Other potential funding sources include

federal funds
purchased, brokered certificates of deposit, listing services certificates of deposit, and draws from the FRB Atlanta discount
window,

and borrowings

from the

FHLB.

Accordingly,

we believe

our liquidity

resources

are adequate

to fund

loans and
meet other cash needs as necessary.

Capital Adequacy
As of

March 31, 2024,

the Bank

was well

capitalized

under the

FDIC’s

prompt corrective

action framework.

We also
follow the capital conservation buffer framework, and as of March 31, 2024, we exceeded the capital conversation buffer in
all capital

ratios,

according

to

our actual

ratios.

The

following

table

presents

the

capital

ratios

for

the

Bank

at the

dates
indicated (in thousands, except ratios).
Actual
Minimum Capital
Requirements
To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
March 31, 2024
Total

risk-based capital
$ 240,055 12.89% $ 148,997 8.00% $ 186,247 10.00%
Tier 1 risk-based capital $ 218,174 11.71% $ 111,748 6.00% $ 148,997 8.00%
Common equity tier 1 capital $ 218,174 11.71% $ 83,811 4.50% $ 121,060 6.50%
Leverage ratio $ 218,174 8.84% $ 98,695 4.00% $ 123,368 5.00%
December 31, 2023:
Total

risk-based capital
$ 233,109 12.65% $ 147,432 8.00% $ 184,290 10.00%
Tier 1 risk-based capital $ 211,645 11.48% $ 110,574 6.00% $ 147,432 8.00%
Common equity tier 1 capital $ 211,645 11.48% $ 82,931 4.50% $ 119,789 6.50%
Leverage ratio $ 211,645 9.17% $ 92,328 4.00% $ 115,410 5.00%
The Company is

not subject to

regulatory capital ratios

imposed by Basel

III on bank

holding companies because

the
Company is deemed to be a small bank holding company.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
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
Recently Issued Accounting Pronouncements

Recently issued accounting

pronouncements are discussed

in Note 1 “Summary

of Significant Accounting Policies”

to
the unaudited Consolidated Financial Statements in Part

1 of this Form 10-Q.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
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

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands)
As of or For the Three Months Ended
3/31/2024 12/31/2023 9/30/2023 6/30/2023 3/31/2023
Pre-tax pre-provision ("PTPP") income: (1)
Net income $ 4,612 $ 2,721 $ 3,819 $ 4,196 $ 5,809
Plus: Provision for income taxes 1,426 787 1,250 1,333 1,881
Plus: Provision for credit losses 410 1,475 653 38 201
PTPP income $ 6,448 $ 4,983 $ 5,722 $ 5,567 $ 7,891
PTPP return on average assets:
(1)

PTPP income $ 6,448 $ 4,983 $ 5,722 $ 5,567 $ 7,891
Average assets $ 2,436,103 $ 2,268,811 $ 2,250,258 $ 2,183,542 $ 2,120,218
PTPP return on average assets
(2)
1.06% 0.87% 1.01% 1.02% 1.51%

Operating net income: (1)
Net income $ 4,612 $ 2,721 $ 3,819 $ 4,196 $ 5,809
Less: Net gains (losses) on sale of securities - (883) (955) - (21)
Less: Tax effect on sale of securities - 224 242 - 5
Operating net income $ 4,612 $ 3,380 $ 4,532 $ 4,196 $ 5,825

Operating PTPP income:
(1)
PTPP income $ 6,448 $ 4,983 $ 5,722 $ 5,567 $ 7,891
Less: Net gains (losses) on sale of securities - (883) (955) - (21)
Operating PTPP income $ 6,448 $ 5,866 $ 6,677 $ 5,567 $ 7,912
Operating PTPP return on average assets: (1)

Operating PTPP income $ 6,448 $ 5,866 $ 6,677 $ 5,567 $ 7,912
Average assets $ 2,436,103 $ 2,268,811 $ 2,250,258 $ 2,183,542 $ 2,120,218
Operating PTPP return on average assets (2) 1.06% 1.03% 1.18% 1.02% 1.51%

Operating return on average assets:
(1)
Operating net income $ 4,612 $ 3,380 $ 4,532 $ 4,196 $ 5,825
Average assets $ 2,436,103 $ 2,268,811 $ 2,250,258 $ 2,183,542 $ 2,120,218
Operating return on average assets
(2)
0.76% 0.59% 0.80% 0.77% 1.11%
Operating return on average equity: (1)
Operating net income $ 4,612 $ 3,380 $ 4,532 $ 4,196 $ 5,825
Average equity $ 193,092 $ 183,629 $ 184,901 $ 184,238 $ 183,371
Operating return on average equity (2) 9.61% 7.30% 9.72% 9.13% 12.88%
Operating Revenue: (1)

Net interest income
$ 15,158 $ 14,376 $ 14,022 $ 14,173 $ 15,997

Plus: Non-interest income
2,464 1,326 2,161 1,846 2,070

Less: Net gains (losses) on sale of

securities
- (883) (955) - (21)

Operating revenue
$ 17,622 $ 16,585 $ 17,138 $ 16,019 $ 18,088

Operating Efficiency Ratio:
(1)

Total non-interest expense
$ 11,174 $ 10,719 $ 10,461 $ 10,452 $ 10,176

Operating revenue
$ 17,622 $ 16,585 $ 17,138 $ 16,019 $ 18,088

Operating efficiency ratio
63.41% 64.63% 61.04% 65.25% 56.26%
(1)

The Company believes these non-GAAP measurements

are key indicators of the ongoing earnings

power of the Company.
(2)

Annualized.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands, except per share data)
As of or For the Three Months Ended
3/31/2024 12/31/2023 9/30/2023 6/30/2023 3/31/2023
Tangible book value per common share (at period-end): (1)
Total stockholders' equity $ 195,011 $ 191,968 $ 182,884 $ 183,685 $ 183,858
Less: Intangible assets - - - - -
Tangible stockholders' equity $ 195,011 $ 191,968 $ 182,884 $ 183,685 $ 183,858
Total shares issued and outstanding (at period-end):
Total common shares issued and outstanding 19,650,463 19,575,435 19,542,290 19,544,777 19,622,380
Tangible book value per common share (2) $ 9.92 $ 9.81 $ 9.36 $ 9.40 $ 9.37
Operating diluted net income per common share: (1)
Operating net income $ 4,612 $ 3,380 $ 4,532 $ 4,196 $ 5,825
Total weighted average diluted shares of common stock 19,698,258 19,573,350 19,611,897 19,639,682 19,940,606
Operating diluted net income per common share: $ 0.23 $ 0.17 $ 0.23 $ 0.21 $ 0.29
Tangible Common Equity/Tangible Assets (1)

Tangible stockholders' equity
$ 195,011 $ 191,968 $ 182,884 $ 183,685 $ 183,858

Tangible assets
$ 2,489,142 $ 2,339,093

$ 2,244,602 $ 2,225,914 $ 2,163,821
Tangible Common Equity/Tangible

Assets
7.83% 8.21% 8.15% 8.25% 8.50%
(1)

The Company believes these non-GAAP measurements

are key indicators of the ongoing earnings

power of the Company.
(2)

Excludes the dilutive effect, if any, of shares of common stock issuable upon exercise of outstanding stock options.

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
Item 3.

Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company,

we are not required to provide the information required

by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the

supervision and with

the participation of

our management, including

our President and

Chief Executive Officer
and our

Chief Financial

Officer,

we evaluated

the effectiveness

of the

design and

operation of

the Company’s

disclosure
controls

and

procedures

(as

defined

in

Rules

13a-15(e)

and

15d-15(e)

under

the

Exchange

Act)

as

of

March 31,

2024.
Based on that evaluation,

management believes that, as of

the end of

the period covered by

this Form 10-Q, the

Company's
disclosure controls and procedures were effective to collect, process, and disclose the information required to be disclosed in the reports filed or submitted under the Exchange Act

within the required time periods.
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

Q1 2024 Form 10-Q
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

Bank (the
“Exchange Transaction”),

which action

the Plaintiffs

allege was

not permitted

by the

Bank’s Articles

of Incorporation,

and
(ii) breached

their

fiduciary

duty as

directors

of the

Bank

by approving

and

engaging

in

the

Exchange

Transaction.

The
Plaintiffs sought the

Court to certify the

action as a class

action and to award

damages in an

amount to be

proven at trial.
The Plaintiffs sought damages exceeding $750,000

plus attorney’s fees and costs as

well as such other relief as the Court
determined to award.

The Defendants filed a motion to dismiss the Litigation with prejudice (the “Motion”). On December 27, 2023, the Court,
after reviewing

the Motion,

the Plaintiff’s response

thereto and

the Defendant’s reply

as well

as the

oral arguments presented
by

the

parties

on

December

14,

2023,

granted

the

Motion,

dismissing

the

Litigation

with

prejudice

and

rendering

final
judgment in favor

of the Defendants

(the “Order”). The Court

reserved jurisdiction to award

costs or grant

any post-judgment
relief.
On May 1, 2024, the

Plaintiffs filed in the

Thirds District Court of

Appeal for the State of

Florida (the “Appellate Court”)
an appeal, appealing the issuance of the Order and seeking a reversal of the Order.

The Plaintiffs claim the Court erred by
concluding

(i)

the

Exchange

Transaction

was

not

ultra

vires,

and

(ii)

that

the

Legacy

Shareholders

(which

includes

the
Plaintiffs) lacked direct standing.
The Company believes

that the positions

in the Appeal

are legally

and factually without

merit, and it

intends to vigorously
defend

against

the

Appeal,

pursue

any

potential

counterclaims

against

the

Plaintiffs

as

it

deems

appropriate,

and

seek
coverage

from

its

insurance

carriers.

However,

there

can

be

no

assurance

that

the

Appeal

will

be

resolved

favorably.
Furthermore, there

is also

no assurance

that we

will be

able to

secure coverage

from our

insurance carriers

for any

expenses
incurred by

us in

connection with

defending against

the Appeal.

The Appellate

Court could

grant the

Plaintiff’s motion

to
reverse the Order and remand the case to the Court.
At

this

time,

in

the

opinion

of

management,

the

likelihood

is

remote

that

the

impact

of

such

proceedings,

either
individually or

in the

aggregate, would

have a

material adverse

effect

on our

consolidated results

of operations,

financial
condition

or cash

flows. However,

one

or more

unfavorable

outcomes

in any

claim or

litigation

against

us, including

the
aforementioned Appeal

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

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
Item 1A. Risk Factors
For detailed information about certain risk factors that could materially affect our business, financial condition, or future
results, see “Part I, Item 1A – Risk Factors” of the

2023 Form 10-K.
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) Not applicable.
(c) The Company’s repurchases of equity securities

for the quarter ended March 31,

2024 were as follows:
Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced Plans
or Programs (1)
Maximum Number
of Shares that May
Yet Be Purchased
Under Plans or
Programs (1)
Period
80,080
January 1 - 31, 2024
- $ - - 80,080
February 1 - 29, 2024

- $ - -

80,080
March 1 - 31, 2024
7,100 $ 11.15 7,100

72,980
7,100 $ 11.15 7,100

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

During the

three months

ended March

31, 2024,

none of

the Company’s

directors or Section

16 reporting

officers
adopted

or
terminated

any Rule 10b5-1

trading arrangement or
non-Rule
10b5-1

trading arrangement (as

such terms are

defined in Item
408 of the SEC’s Regulation S-K).

USCB Financial Holdings, Inc.

Q1 2024 Form 10-Q
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
4.4
Description of USCB Financial Holdings, Inc.’s securities (incorporated by reference to Exhibit 4.4 to the Registrant's Annual
Report on Form 10-K (File No. 001-41196) filed with the Securities and Exchange Commission on March 22, 2024).
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
2024 formatted

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

Q1 2024 Form 10-Q
SIGNATURES
Pursuant to the

requirements of

the Securities Exchange

Act of 1934,

the registrant has

duly caused this

report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President and Chief Executive
Officer

May 10, 2024
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Executive Vice President and Chief Financial
Officer

May 10, 2024
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)