Form 10-Q
period 2024-06-30
USCB FINANCIAL HOLDINGS, INC.
filed 2024-08-12
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2024
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
As of July 31, 2024 the registrant had
19,620,632

shares of Class
A
common stock outstanding.

FORM 10-Q
June 30, 2024

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023
3
Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023
(Unaudited)
4
Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30,
2024 and 2023 (Unaudited)
6
Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (Unaudited)
8
Notes to the Consolidated Financial Statements (Unaudited)
9
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

Q2 2024 Form 10-Q
PART

I
Item 1.

Financial Statements
USCB FINANCIAL HOLDINGS, INC
Consolidated Balance Sheets – Unaudited
(Dollars in thousands, except share data)
June 30, 2024 December 31, 2023
ASSETS:
Cash and due from banks $
5,179
$
8,019
Interest-bearing deposits in banks
72,082
33,043
Total cash and cash equivalents
77,261
41,062
Investment securities held to maturity, net of allowance of $
9

and $
8
, respectively (fair value $
149,573
and $
155,510
, respectively)
169,606
174,974
Investment securities available for sale, at fair value
236,444
229,329
Federal Home Loan Bank stock, at cost
5,532
10,153
Loans held for investment, net of allowance of $
22,230

and $
21,084
, respectively
1,847,019
1,759,743
Accrued interest receivable
11,538
10,688
Premises and equipment, net
4,728
4,836
Bank owned life insurance
52,607
51,781
Deferred tax assets, net
34,030
37,282
Lease right-of-use asset
9,937
11,423
Other assets
9,568
7,822
Total assets $
2,458,270
$
2,339,093
LIABILITIES:

Deposits:
Demand deposits $
579,243
$
552,762
Money market and savings accounts
1,097,468
1,048,272
Interest-bearing checking
65,844
47,702
Time deposits
314,147
288,403
Total deposits
2,056,702
1,937,139
Federal Home Loan Bank advances and other

borrowings
162,000
183,000
Lease liability
9,937
11,423
Accrued interest and other liabilities
28,611
15,563
Total liabilities
2,257,250
2,147,125
Commitments and contingencies (See Notes 5

and 10)
(nil)

(nil)

STOCKHOLDERS' EQUITY:

Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2024

and December 31, 2023
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2024

and December 31, 2023
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2024

and December 31, 2023
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
19,630,632

issued and
outstanding

as of June 30, 2024,
19,575,435

issued and outstanding as of December 31,

2023
19,631
19,575
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
0

issued and
outstanding as of June 30, 2024 and December

31, 2023
- -
Additional paid-in capital on common stock
305,835
305,212
Accumulated deficit
(79,760)
(88,548)
Accumulated other comprehensive loss
(44,686)
(44,271)
Total stockholders' equity
201,020
191,968
Total liabilities and stockholders' equity $
2,458,270
$
2,339,093
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended June 30, Six Months Ended June 30,
2024 2023 2024 2023
Interest income:

Loans, including fees
$
28,017
$
20,847
$
54,660
$
40,558

Investment securities
3,069
2,382
5,880
4,668

Interest-bearing deposits in financial institutions
1,531
1,051
2,964
1,433

Total interest income
32,617
24,280
63,504
46,659
Interest expense:

Interest-bearing checking
391
200
760
243

Money market and savings accounts
10,071
6,968
20,465
11,753

Time deposits
3,222
2,145
6,516
3,202

Federal Home Loan Bank advances and other borrowings
1,622
794
3,294
1,291

Total interest expense
15,306
10,107
31,035
16,489

Net interest income before provision for

credit losses
17,311
14,173
32,469
30,170
Provision for credit losses
786
38
1,196
239

Net interest income after provision for

credit losses
16,525
14,135
31,273
29,931
Non-interest income:

Service fees
1,977
1,173
3,628
2,378

Gain (loss) on sale of securities available for sale,

net
14
-
14
(21)

Gain on sale of loans held for sale, net
417
94
484
441

Other non-interest income
803
579
1,549
1,118

Total non-interest income
3,211
1,846
5,675
3,916
Non-interest expense:

Salaries and employee benefits
7,353
5,882
13,663
12,259

Occupancy
1,266
1,319
2,580
2,618

Regulatory assessment and fees
476
452
909
676

Consulting and legal fees
263
386
855
744

Network and information technology services
479
505
986
983

Other operating expense
1,723
1,908
3,741
3,348

Total non-interest expense
11,560
10,452
22,734
20,628

Income before income tax expense
8,176
5,529
14,214
13,219
Income tax expense
1,967
1,333
3,393
3,214

Net income
$
6,209
$
4,196
$
10,821
$
10,005
Per share information:
Net income per share, basic $
0.32
$
0.21
$
0.55
$
0.51
Net income per share, diluted $
0.31
$
0.21
$
0.55
$
0.51
Cash dividend declared $
0.05
$
-
$
0.10
$
-
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

(Loss) - Unaudited
(Dollars in thousands)
Three Months Ended June 30,
Six Months Ended

June 30,
2024 2023 2024 2023
Net income $
6,209
$
4,196
$
10,821
$
10,005
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities
910
(6,804)
(1,224)
(3,287)
Amortization of net unrealized gain (loss) on securities

transferred from
available-for-sale to held-to-maturity
66
60
133
120
Reclassification adjustment for (gain) loss included

in net income
(14)
-
(14)
21
Unrealized gain on cash flow hedge
30
1,046
549
1,046
Tax effect
(251)
1,444
141
532
Total other comprehensive income (loss), net of tax
741
(4,254)
(415)
(1,568)
Total comprehensive income (loss) $
6,950
$
(58)
$
10,406
$
8,437
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity - Unaudited
(Dollars in thousands,

except per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total

Stockholders'
Equity
Balance at March 31, 2024
19,650,463
$
19,650
$
305,740
$
(84,952)
$
(45,427)
$
195,011
Net income - - -
6,209
-
6,209
Other comprehensive income - - - -
741
741
Repurchase of Class A common stock
(25,000)
(25)
(275)
- -
(300)
Restricted stock issued
5,169
6
(6)
- - -
Dividend payment - - -
(1,017)
-
(1,017)
Stock-based compensation - -
376
- -
376
Balance at June 30, 2024
19,630,632
$
19,631
$
305,835
$
(79,760)
$
(44,686)
$
201,020
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
Stock-based compensation - -
296
- -
296
Balance at June 30, 2023
19,544,777
$
19,545
$
305,547
$
(95,088)
$
(46,319)
$
183,685
The accompanying notes are an integral

part of these consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total
Stockholders'
Equity
Balance at December 31, 2023
19,575,435
$
19,575
$
305,212
$
(88,548)
$
(44,271)
$
191,968
Net income - - -
10,821
-
10,821
Other comprehensive loss - - - -
(415)
(415)
Repurchase of Class A common stock
(32,100)
(32)
(348)
- -
(380)
Restricted stock issued
57,922
58
(58)
- - -
Restricted stock forfeiture
(8,625)
(8)
8
- - -
Exercise of stock options
38,000
38
285
- -
323
Dividend payment - - -
(2,033)
-
(2,033)
Stock-based compensation - -
736
- -
736
Balance at June 30, 2024
19,630,632
$
19,631
$
305,835
$
(79,760)
$
(44,686)
$
201,020
Balance at December 31, 2022
20,000,753
20,001
311,282
(104,104)
(44,751)
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

Q2 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Six Months Ended June 30,
2024 2023
Cash flows from operating activities:
Net income $
10,821
$
10,005
Adjustments to reconcile net income

to net cash provided by operating activities:

Provision for credit losses
1,196
239
Depreciation and amortization
286
298
(Accretion) amortization of premiums on securities,

net
(228)
(178)
Accretion of deferred loan fees, net
100
(163)
Stock-based compensation
736
422
Loss (gain) on sale of available for sale securities
(14)
21
Gain on sale of loans held for sale
(484)
(441)
Increase in cash surrender value of bank owned

life insurance
(826)
(538)
Decrease in deferred tax assets
3,393
3,214
Net change in operating assets and liabilities:

Accrued interest receivable
(850)
(483)
Other assets
(1,198)
739
Accrued interest and other liabilities
12,991
7,051
Net cash provided by operating activities
25,923
20,186

Cash flows from investing activities:

Purchase of investment securities held

to maturity
-
(86,788)
Proceeds from maturities and pay-downs of investment

securities held to maturity
5,455
54,873
Purchase of investment securities available

for sale
(52,449)
(7,667)
Proceeds from maturities and pay-downs of investment

securities available for sale
9,630
7,399
Proceeds from sales of investment securities

available for sale
34,753
8,617
Net increase in loans held for investment
(49,386)
(93,737)
Purchase of loans held for investment
(44,691)
(700)
Additions to premises and equipment
(178)
(60)
Proceeds from the sale of loans held for sale
6,049
6,441
Proceeds from the redemption of Federal

Home Loan Bank stock
4,798
6,305
Purchase of Federal Home Loan Bank stock
(177)
(8,164)
Net cash used in investment activities
(86,196)
(113,481)
Cash flows from financing activities:
Proceeds from issuance of Class A common

stock, net
323
-
Cash dividends paid
(2,033)
-
Repurchase of Class A common stock
(380)
(6,613)
Net increase in deposits
119,562
92,020
Proceeds from Federal Home Loan Bank advances

and other borrowings
80,000
239,350
Repayments on Federal Home Loan Bank advances
(101,000)
(198,350)
Net cash provided by financing activities
96,472
126,407

Net increase in cash and cash equivalents
36,199
33,112
Cash and cash equivalents at beginning

of period
41,062
54,168
Cash and cash equivalents at end of period $
77,261
$
87,280

Supplemental disclosure of cash flow

information:
Interest paid $
28,538
$
15,535
Supplemental schedule of non-cash investing

and financing activities:

Transfer of loans held for investment to loans held

for sale
$
5,565
$
6,000
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q

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

audited financial statements and

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

Recently Issued Accounting Standards
Adoption of New Accounting Standards
Reference Rate Reform
In March 2020, the Financial Accounting Standards

Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-
04, Reference Rate Reform (Topic 848), aiming to facilitate the impacts of reference rate reform on financial reporting. This initiative was

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

31, 2022

to

December

31,

2024, after

which

entities will

no longer

be

authorized

to

apply

the relief

provided

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q

under this guidance. Before this recent guidance, these amendments were effective for all entities from March 12, 2020, to
December 31, 2022. The Company executed its transition strategy in preparation for the cessation of the London Intrabank
Offered

Rate

(“LIBOR”)

and

the

adjustment

of

its

existing

financial

instruments

affected

by

LIBOR,

whether

directly

or
indirectly.

LIBOR-based

originations

were

ceased

as

of

June

30,

2023,

and

for

existing

LIBOR-based

transactions,

the
Company substituted

the Secured

Overnight Financing Rate

(“SOFR”) for

LIBOR. The

Company has

completed its

transition
away from LIBOR for its loan and other financial instruments

.
Issued and Not Yet Adopted
Improvements to Income Tax

Disclosures
In

December

2023,

the

FASB

issued

ASU

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

forecasts.

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

June 30, 2024

and December 31,

2023, all HTM

securities
held by the Company were rated investment grade.
At

quarter

end,

HTM

securities

included

$
160.3

million

of

U.S.

Government

and

U.S.

Agency

issued

bonds

and
mortgage-backed

securities.

Because

of

the

explicit

and/or

implicit

guarantee

on

these

bonds,

the

Company

holds
no
reserves

on these

holdings.

The remaining

portion

of

the HTM

portfolio

is made

up of

$
9.3

million

in

investment

grade
corporate bonds. The required reserve for these holdings is

determined each quarter using the model described above.

For
the portion of the HTM exposed to non-government

credit risk, the Company utilized the PD/LGD

methodology to estimate
a $
9

thousand ACL

as of June

30, 2024.

The book

value for debt

securities classified

as HTM

represents amortized

cost
less the ACL related to these securities.
The Company determined that

an ACL on its debt

securities available for sale

as of June 30,

2024 and December 31,
2023 was not required.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
The following

tables present

a summary

of the amortized

cost, unrealized

or unrecognized

gains and

losses,

and fair
value of investment securities at the dates indicated (in

thousands):

June 30, 2024
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
12,420
$
21
$
(1,585)
$
10,856
Collateralized mortgage obligations
106,663
-
(23,671)
82,992
Mortgage-backed securities - residential
61,566
-
(11,788)
49,778
Mortgage-backed securities - commercial
57,936
41
(7,051)
50,926
Municipal securities
24,965
-
(5,555)
19,410
Bank subordinated debt securities
24,230
22
(1,770)
22,482
$
287,780
$
84
$
(51,420)
$
236,444
Held-to-maturity:
U.S. Government Agency
$
43,106
$
-
$
(5,520)
$
37,586
Collateralized mortgage obligations
59,933
4
(8,148)
51,789
Mortgage-backed securities - residential
41,896
285
(4,658)
37,523
Mortgage-backed securities - commercial
15,370
-
(1,381)
13,989
Corporate bonds
9,310
-
(624)
8,686
$
169,615
$
289
$
(20,331)
$
149,573
Allowance for credit losses - securities held-to-maturity
(9)
Securities held-to maturity, net of allowance for credit losses $
169,606

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
155,510
Allowance for credit losses - securities held-to-maturity
(8)
Securities held-to maturity, net of allowance for credit losses $
174,974
During the quarter

ended June

30, 2024 there

were
no

investment securities

that were transferred

from available-for-
sale (“AFS”) to HTM.

For the three months ended June 30, 2024, total amortization out of Additional Other Comprehensive
Income

(“AOCI”)

for

net

unrealized

losses

on

securities

transferred

in

2022

from

AFS

to

HTM

was

$
66

thousand.

The
unamortized

net

unrealized

loss

as

of

June

30,

2024,

was

$
9.4

million.

For

the

six

months

ended

June

30,

2024,

total
amortization out of Additional

Other Comprehensive Income

(“AOCI”) for net unrealized

losses on securities transferred

in
2022 from AFS to HTM was $
133

thousand.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
Gains

and

losses

on

the

sale

of

securities

are

recorded

on

the

trade

date

and

are

determined

on

the

specific
identification basis. The following table presents the proceeds, realized gross gains and realized gross losses on sales and calls of AFS debt securities for the three and six months

ended June 30, 2024 and 2023 (in thousands):

Three Months Ended June 30, Six Months Ended June 30,
Available-for-sale: 2024 2023 2024 2023
Proceeds from sale and call of securities
$
34,753
$ - $
34,753
$
8,617
Gross gains
$
195
$ - $
195
$
3
Gross losses
(181)
-
(181)
(24)
Net realized gain (loss)
$
14
$ - $
14
$
(21)
The amortized

cost

and

fair

value of

investment

securities,

by contractual

maturity,

are shown

below

as of

the date
indicated (in thousands).

Actual maturities may

differ from contractual

maturities because borrowers

may have the right

to
call or prepay

obligations with or

without call or

prepayment penalties. Securities not

due at a

single maturity date are

shown
separately.

Available-for-sale Held-to-maturity
June 30, 2024:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$ - $ - $ - $ -
Due after one year through five years
1,000
996
9,310
8,686
Due after five years through ten years
35,364
31,065
- -
Due after ten years
12,831
9,831
- -
U.S. Government Agency
12,420
10,856
43,106
37,586
Collateralized mortgage obligations
106,663
82,992
59,933
51,789
Mortgage-backed securities - residential
61,566
49,778
41,896
37,523
Mortgage-backed securities - commercial
57,936
50,926
15,370
13,989
$
287,780
$
236,444
$
169,615
$
149,573
At June 30, 2024,

there were no

securities held in

the portfolio from

any one issuer

in an amount greater

than 10% of
total

stockholders’

equity

other

than

the

U.S.

Government

and

Government

Agency

securities.

All

the

collateralized
mortgage

obligations

and

mortgage-backed

securities

at

June 30,

2024

and

December 31,

2023

were

issued

by

U.S.
sponsored entities.

Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):

June 30, 2024
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
2,171
$
(5)
$
45,377
$
(8,281)
$
47,548
$
(8,286)
Collateralized mortgage obligations
6,614
(69)
128,167
(36,205)
134,781
(36,274)
Mortgage-backed securities - residential
5,543
(57)
81,758
(18,657)
87,301
(18,714)
Mortgage-backed securities - commercial
25,223
(546)
38,214
(9,344)
63,437
(9,890)
Municipal securities
- -
19,410
(5,555)
19,410
(5,555)
Bank subordinated debt securities
5,278
(157)
13,821
(1,613)
19,099
(1,770)
Corporate bonds
- -
8,686
(374)
8,686
(374)
$
44,829
$
(834)
$
335,433
$
(80,029)
$
380,262
$
(80,863)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q

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
123.5

million

of

outstanding

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

June 30, 2024.
At June

30, 2024, the

Company had $
56.7

million of unrealized

losses on mortgage-backed securities

and collateralized
mortgage obligations of U.S. government sponsored entities having a fair value of $
287.0

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
At June 30, 2024,

the Company did not

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
% of the outstanding uninsured deposits

for June 30, 2024 and
25
%
for December

31, 2023.

The Bank

must also

maintain a

minimum amount

of pledged

securities to

be in

the public

funds
program.
As of June 30, 2024, the

Bank had a total of $
145.4

million in deposits under the

public funds program and pledged

to
the State of Florida for these public funds were
fifty-one

bonds with an aggregate fair value of $
135.2

million.
As of

December 31, 2023, the

Bank had

a total

of $
268.4

million in

deposits under the

public funds program

and pledged
to the State of Florida for these public funds were
twenty-eight

bonds with an aggregate fair value of $
86.9

million.

The Board

of Governors

of the

Federal Reserve

System, on

March 12,

2023, announced

the creation

of a

new Bank
Term

Funding Program (“BTFP”). The BTFP offered loans of up to one year in length to banks, savings associations, credit unions,

and

other

eligible

depository

institutions

pledging

U.S.

Treasuries,

U.S.

agency

debt

and

mortgage-backed
securities, and other qualifying

assets as collateral. These

pledged assets were valued

at par. The

BTFP program ceased
making new loans as of March 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
The Company

had $
80

million in

borrowings under

the BTFP

program as

of June

30, 2024,

and had

pledged $
127.4
million in

securities

measured

at par

to the

Federal

Reserve

Bank of

Atlanta for

the BTFP

program

maturing

in January
2025.

3.

LOANS
The following table is a summary of the distribution of

loans held for investment by type (in thousands):

June 30, 2024 December 31, 2023
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
256,807
13.8
% $
204,419
11.5
%
Commercial Real Estate
1,053,030
56.4
%
1,047,593
58.8
%
Commercial and Industrial
248,525
13.3
%
219,757
12.4
%
Foreign Banks
112,510
6.0
%
114,945
6.5
%
Consumer and Other
194,644
10.5
%
191,930
10.8
%
Total

gross loans
1,865,516
100.0
%
1,778,644
100.0
%
Plus: Deferred fees/costs
3,733

2,183
Total

loans net of deferred fees/costs
1,869,249
1,780,827
Less: Allowance for credit losses
22,230
21,084
Total

net loans
$
1,847,019
$
1,759,743
At

June 30,

2024

and

December 31,

2023,

the

Company

had

$
547.9

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

LDA based

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

House Price Index (“HPI”).

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
•

Changes in lending management, among others

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
Changes in the ACL for the three and six months ended June

30, 2024 and 2023 were as follows (in thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Foreign
Banks
Consumer
and Other Total
Three Months Ended June 30, 2024
Beginning balance
$
2,930
$
10,302
$
4,272
$
794
$
3,156
$
21,454
Provision for credit losses
(1)
257
(30)
474
98
(25)
774
Recoveries
6
-
1
- -
7
Charge-offs
- - - -
(5)
(5)
Ending Balance
$
3,193
$
10,272
$
4,747
$
892
$
3,126
$
22,230
Six Months Ended June 30, 2024

Beginning balance
$
2,695
$
10,366
$
3,974
$
911
$
3,138
$
21,084
Provision for credit losses
(2)
492
(94)
762
(19)
(4)
1,137
Recoveries
6
-
11
-
2
19
Charge-offs
- - - -
(10)
(10)
Ending Balance
$
3,193
$
10,272
$
4,747
$
892
$
3,126
$
22,230
(1) Provision for credit losses excludes a $
15

thousand charge due to unfunded commitments included in other liabilities and a $
3
thousand charge related to investment securities held to maturity.
(2) Provision for credit losses excludes a $
58

thousand charge due to unfunded commitments included in other liabilities and a $
1
thousand charge related to investment securities held to maturity.

Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Foreign
Banks
Consumer
and Other Total
Three Months Ended June 30, 2023
Beginning balance
$
2,819
$
10,453
$
2,367
$
772
$
2,476
$
18,887
Provision for credit losses
(1)
(148)
(270)
125
(95)
345
(43)
Recoveries
2
-
8
-
1
11
Charge-offs
- - - -
(40)
(40)
Ending Balance
$
2,673
$
10,183
$
2,500
$
677
$
2,782
$
18,815
Six Months Ended June 30, 2023
Beginning balance
$
1,352
$
10,143
$
4,163
$
720
$
1,109
$
17,487
Cumulative effect of adoption of accounting
principle (2)
1,238
1,105
(2,158)
23
858
1,066
Provision for credit losses (3)
73
(1,065)
443
(66)
857
242
Recoveries
10
-
52
-
3
65
Charge-offs
- - - -
(45)
(45)
Ending Balance
$
2,673
$
10,183
$
2,500
$
677
$
2,782
$
18,815
(1) Provision for credit losses excludes a $
62

thousand release due to unfunded commitments included in other liabilities and $
19
thousand expense related to investment securities held to maturity.
(2) Impact of CECL adoption on January 1, 2023.
(3) Provision for credit losses excludes a $
22

thousand release due to unfunded commitments included in other liabilities and $
19
thousand expense related to investment securities held to maturity.
At June

30, 2024,

the ACL

was $
22.2

million compared

to $
21.1

million at

December 31,

2023. The

increase of

$
1.1
million in the ACL was due to loan growth.

Charge offs for the three months ended

June 30, 2024 totaled $
5

thousand and were all originated in

2024. Charge offs
for the six months ended June 30, 2024 totaled $

thousand and were all originated in 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
The Company

had charge

offs totaling

$
40

thousand for

the quarter

ended June

30 2023

on loans.

$
21

thousand of
charge offs related to loans were originated in 2015 and

$
19

thousand related to loans were originated in 2023. For the six months ended

June 30,

2023, the

Company had

a total

of $
45

thousand in

charge offs,

$
24

thousand originated

in 2023
and $
21

originated in 2015.
The

Federal

Open

Market

Committee

(“FOMC”)

economic

forecasts

as

of

June

30,

2024,

showed

minimal
improvements in

unemployment and a

slight slower

growth forecast

for real

GDP. Fannie Mae HPI forecast

reflected minimal
improvement in national housing prices

over the next four quarters.

The Company continued to adjust the

HPI index effect
on

1-4

Family

loan

portfolio

with

a

qualitative

factor

because

Florida

housing

prices

are

performing

better

than

national
levels.

The

Q-factor

scorecard

was

updated

based

on

the

latest

portfolio

stress

test

and

the

resulting

maximum

loss
calculation.

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
218

thousand

and

about
1

basis

point

to

the

reserve

coverage

ratio,
everything else being

constant. This sensitivity

analysis provides a

hypothetical result to

assess the sensitivity

of the ACL
and does not represent a change in management’s

judgement.

As of June 30, 2024, we stress

tested two qualitative factors in our commercial

real estate loan pool, as it’s

the largest
segment in

our portfolio.

We evaluated

the impact

of a

change in

the qualitative

factors from

no risk

to maximum

loss to
measure the

sensitivity of

the qualitative

factors. The

change from

no risk

to high

risk resulted

in a

$
5.9

million or
29.5
%
increase in

ACL. This

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
June 30, 2024:
Allowance for credit losses:
Individually evaluated
$
45
$ - $
50
$ - $ - $
95
Collectively evaluated
3,148
10,272
4,697
892
3,126
22,135
Balances, end of period
$
3,193
$
10,272
$
4,747
$
892
$
3,126
$
22,230
Loans:

Individually evaluated
$
7,209
$ - $
747
$ - $ - $
7,956
Collectively evaluated
249,598
1,053,030
247,778
112,510
194,644
1,857,560
Balances, end of period
$
256,807
$
1,053,030
$
248,525
$
112,510
$
194,644
$
1,865,516

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

Q2 2024 Form 10-Q
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

Q2 2024 Form 10-Q
Loan credit exposures by internally assigned grades are

presented below for the periods indicated (in thousands):

As of June 30, 2024
Term Loans by Origination Year
Revolving
Loans Total 2024 2023 2022 2021 2020 Prior
Residential real estate
Pass
$
63,233
$
40,811
$
36,206
$
24,077
$
5,855
$
77,144
$
8,894
$
256,220
Substandard
- - - - -
587
-
587
Total
63,233
40,811
36,206
24,077
5,855
77,731
8,894
256,807
Commercial real estate
Pass
47,957
141,375
326,081
178,623
100,704
247,850
4,287
1,046,877
Substandard
- - -
5,463
690
- -
6,153
Total
47,957
141,375
326,081
184,086
101,394
247,850
4,287
1,053,030
Commercial and
industrial
Pass
42,342
93,995
36,074
31,401
5,038
15,055
22,869
246,774
Substandard
- - -
552
-
1,199
-
1,751
Total
42,342
93,995
36,074
31,953
5,038
16,254
22,869
248,525
Foreign banks
Pass
85,759
26,751
- - - - -
112,510
Total
85,759
26,751
- - - - -
112,510
Consumer and other
loans
Pass
25,731
57,722
68,818
38,250
498
1,708
1,917
194,644
Substandard
- - - - - - - -
Total
25,731
57,722
68,818
38,250
498
1,708
1,917
194,644
Total

Loans
Pass
265,022
360,654
467,179
272,351
112,095
341,757
37,967
1,857,025
Special Mention
- - - - - - - -
Substandard
- - -
6,015
690
1,786
-
8,491
Doubtful
- - - - - - - -
Total
$
265,022
$
360,654
$
467,179
$
278,366
$
112,785
$
343,543
$
37,967
$
1,865,516

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q

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

Q2 2024 Form 10-Q
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The

following

tables

include

an

aging

analysis

of

accruing

loans

and

total

non-accruing

loans

as

of

June 30,

2024

and
December 31, 2023 (in thousands):

Accruing
As of June 30, 2024 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
547
$ - $ - $
547
$ - $
547
1-4 family residential
197,537
5,757
-
203,294
-
203,294
Condo residential
52,646
- -
52,646
320
52,966
250,730
5,757
-
256,487
320
256,807
Commercial real estate:
Land and construction
40,049
- -
40,049
-
40,049
Multi-family residential
204,811
- -
204,811
-
204,811
Condo commercial
58,292
- -
58,292
-
58,292
Commercial property
749,868
- -
749,868
-
749,868
Leasehold improvements
10
- -
10
-
10
1,053,030
- -
1,053,030
-
1,053,030
Commercial and industrial:
Secured
229,428
- -
229,428
438
229,866
Unsecured
18,659
- -
18,659
-
18,659
248,087
- -
248,087
438
248,525
Foreign banks
112,510
- -
112,510
-
112,510
Consumer and other
194,644
- -
194,644
-
194,644
Total
$
1,859,001
$
5,757
$ - $
1,864,758
$
758
$
1,865,516

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q

Accruing
As of December 31, 2023: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
559
$ - $ - $
559
$ - $
559
1-4 family residential
155,842
711
-
156,553
-
156,553
Condo residential
43,572
3,735
-
47,307
-
47,307
199,973
4,446
-
204,419
-
204,419
Commercial real estate:
Land and construction
33,710
- -
33,710
-
33,710
Multi-family residential
181,287
- -
181,287
-
181,287
Condo commercial
58,106
- -
58,106
-
58,106
Commercial property
772,569
1,890
-
774,459
-
774,459
Leasehold improvements
31
- -
31
-
31
1,045,703
1,890
-
1,047,593
-
1,047,593
Commercial and industrial:

Secured
200,235
29
-
200,264
468
200,732
Unsecured
19,025
- -
19,025
-
19,025
219,260
29
-
219,289
468
219,757

Foreign banks
114,945
- -
114,945
-
114,945
Consumer and other
191,930
- -
191,930
-
191,930
Total
$
1,771,811
$
6,365
$ - $
1,778,176
$
468
$
1,778,644
Non-accrual Status

The following table

includes the amortized

cost basis of

loans on non-accrual

status and loans

past due over

90 days
and still accruing as of June 30, 2024 and as of December

31, 2023 (in thousands):

June 30, 2024
Nonaccrual
Loans With
No Related
Allowance
Nonaccrual
Loans With
Related
Allowance
Total Non-
accruals
Loans Past
Due Over 90
Days and Still
Accruing
Residential real estate
$
320
$ - $
320
$ -
Commercial and industrial
-
438
438
-
Total
$
320
$
438
$
758
$ -
December 31, 2023
Nonaccrual
Loans With
No Related
Allowance
Nonaccrual
Loans With
Related
Allowance
Total Non-
accruals
Loans Past
Due Over 90
Days and Still
Accruing
Commercial and industrial $ - $
468
$
468
$ -
Total
$ - $
468
$
468
$ -
Accrued interest

receivable is

excluded from

the estimate

of credit

losses. There

was
no

interest income

recognized
attributable to non-accrual

loans outstanding during

the three months

ended June 30,

2024 and 2023.

Interest income

on
these loans for

the three months

ended June 30,

2024 and 2023,

would have been

approximately $
11
thousand and

$
13
thousand, respectively,

had these loans performed in accordance with their

original terms.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
Collateral-Dependent Loans
A

loan

is

collateral

dependent

when

the

borrower

is

experiencing

financial

difficulty

and

repayment

of

the

loan

is
expected to

be provided

substantially through

the sale

or operation

of the

collateral. There

were
no

collateral dependent
loans as of June 30,

2024, or as of December 31, 2023.

Loan Modifications to Borrowers Experiencing Financial

Difficulties

The following

table presents

newly restructured

loans, by

type of

modification, which

occurred during

the six

months
ended June 30, 2024 (in thousands):

Recorded Investment Prior to Modification Recorded Investment After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Commercial and industrial
1
$
468
$
468
1
$
468
$
468
Total
1
$
468
$
468
1
$
468
$
468
The Company had

no new modifications to

borrowers experiencing financial difficulties for

the three months

ended June
30, 2024 and one new modification for the six months ended June 30, 2024. There were no

existing loan modifications that
subsequently

defaulted

during

the

three

months

and

six

months

ended

June

30,

2024.

The

Company

had

one

new
modification to borrowers experiencing

financial difficulties for

the three and six

months ended June 30,

2023. There were
no

existing loan modifications that subsequently defaulted

for the three and six months ended June 30, 2023.
4.

INCOME TAXES

The Company’s provision for income taxes is presented

in the following table for the periods indicated (in thousands):

Six Months Ended June 30,
2024 2023
Current:
Federal
$ - $ -
State
- -
Total

current
- -
Deferred:
Federal
2,653
2,513
State
740
701
Total

deferred
3,393
3,214
Total

tax expense
$
3,393
$
3,214
The actual income tax

expense for the six

months ended June 30, 2024 and

2023 differs from the statutory

tax expense
for the periods (computed by

applying the U.S. federal corporate tax

rate of
21
% for both 2024 and 2023

to income before
provision for income taxes) as follows (in thousands):

Six Months Ended June 30,
2024 2023
Federal taxes at statutory rate
$
2,985
$
2,776
State income taxes, net of federal tax benefit
618
574
Bank owned life insurance
(210)
(136)
Other, net
- -
Total

tax expense
$
3,393
$
3,214

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
The Company’s deferred tax assets and deferred

tax liabilities as of the dates indicated were (in thousands):

June 30, 2024 December 31, 2023
Deferred tax assets:
Net operating loss
$
13,098
$
16,430
Allowance for credit losses
5,700
5,410
Lease liability
2,519
2,895
Unrealized losses on available for sale securities
15,394
15,114
Depreciable property
141
203
Equity compensation
811
630
Accruals
331
382
Other, net
15
10
Deferred tax assets:
38,009
41,074
Deferred tax liabilities:
Deferred loan cost
(946)
(553)
Lease right of use asset
(2,519)
(2,895)
Deferred expenses
(213)
(180)
Cash flow hedge
(224)
(85)
Other, net
(77)
(79)
Deferred tax liabilities
(3,979)
(3,792)
Net deferred tax assets
$
34,030
$
37,282
The Company

has approximately

$
47.8

million of

federal

and $
70.5

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
For the three months and six months ended June 30, 2024 and 2023, the Company did no
t have any unrecognized tax
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024 December 31, 2023
Commitments to grant loans and unfunded lines of credit
$
90,426
$
85,117
Standby and commercial letters of credit
3,566
3,987
Total
$
93,992
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
1.88

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
As of June 30,

2024, the Company

had
four

interest rate swap

agreements with a

notional aggregate amount

of $
200
million that were designated as fair value hedges on loans. The interest rate swap agreements have an average maturity of
1.73

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

Q2 2024 Form 10-Q
Interest Rate Swaps
The Company enters into interest rate swaps with its loan customers. The Company had
28

and
20

interest rate swaps
with

loan

customers

with

an

aggregate

notional

amount

of

$
82.8

million

and

$
46.5

million

at

June 30,

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
June 30, 2024:
Derivatives designated as cash flow hedges:
Interest rate swaps
$
50,000
$ -
Other assets
$
882
$ -
Derivatives designated as hedging instruments:
Interest rate swaps
$
200,000
$ -
Other liabilities
$
15
$
408
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
82,849
$
1,363
Other assets/Other liabilities
$
5,568
$
5,568
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

Q2 2024 Form 10-Q
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
The

following

table

represents

the

Company's

assets

and

liabilities

measured

at

fair

value

on

a

recurring

basis

at
June 30, 2024 and December 31, 2023 for each of the

fair value hierarchy levels (in thousands):

June 30, 2024 December 31, 2023
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
10,856
$ - $
10,856
$ - $
8,173
$ - $
8,173
Collateralized mortgage obligations
-
82,992
-
82,992
-
80,606
-
80,606
Mortgage-backed securities - residential
-
49,778
-
49,778
-
52,187
-
52,187
Mortgage-backed securities - commercial
-
50,926
-
50,926
-
42,764
-
42,764
Municipal securities
-
19,410
-
19,410
-
19,338
-
19,338
Bank subordinated debt securities
-
22,482
-
22,482
-
26,261
-
26,261
Total
-
236,444
-
236,444
-
229,329
-
229,329
Derivative assets
-
6,465
-
6,465
-
4,892
-
4,892
Total assets at fair value
$ - $
242,909
$ - $
242,909
$ - $
234,221
$ - $
234,221
Derivative liabilities $ - $
5,976
$ - $
5,976
$ - $
7,988
$ - $
7,988
Total liabilities at fair value
$ - $
5,976
$ - $
5,976
$ - $
7,988
$ - $
7,988

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments

not carried at fair
value as of June 30, 2024 and December 31, 2023 (in

thousands):

Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
June 30, 2024:
Financial Assets:
Cash and due from banks
$
5,179
$
5,179
$ - $ - $
5,179
Interest-bearing deposits in banks
$
72,082
$
72,082
$ - $ - $
72,082
Investment securities held to maturity, net
$
169,606
$ - $
149,573
$ - $
149,573
Loans held for investment, net
$
1,847,019
$ - $ - $
1,821,431
$
1,821,431
Accrued interest receivable
$
11,538
$ - $
1,454
$
10,084
$
11,538
Financial Liabilities:
Demand deposits
$
579,243
$
579,243
$ - $ - $
579,243
Money market and savings accounts
$
1,097,468
$
1,097,468
$ - $ - $
1,097,468
Interest-bearing checking accounts
$
65,844
$
65,844
$ - $ - $
65,844
Time deposits
$
314,147
$ - $ - $
312,428
$
312,428
FHLB advances and other borrowings
$
162,000
$ - $
160,087
$ - $
160,087
Accrued interest payable
$
3,869
$ - $
2,256
$
1,613
$
3,869
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

Q2 2024 Form 10-Q
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

As previously announced,

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
During the three months

ended June 30, 2024, the

Company repurchased
25,000

shares of Class A common stock at
a weighted

average

price

per share

of

$
12.00
. The

aggregate

purchase

price

for

these

transactions

was

approximately
$
301

thousand, including transaction costs. These repurchases were made pursuant to the Company’s publicly announced repurchase programs. As of June 30, 2024,
547,980

shares remained authorized for repurchase under the Company’s two stock repurchase

programs. During

the three

months ended

June 30,

2023, the

Company repurchased
77,603

shares of
Class A

common stock at a

weighted average price per

share of $
9.58
. The aggregate purchase

price for these transactions
was approximately $
747

thousand, including transaction costs.
Shares of the Company’s Class A common stock issued and outstanding as of June

30, 2024 and December 31, 2023
were
19,630,632

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
the primary source

of funds to fund

dividends by the Company.

It is likely that

these factors would

further limit the

amount
of dividends which

the Company could

declare. In addition,

bank regulators have

the authority to

prohibit banks and

bank
holding companies from paying dividends if they deem

such payment to be an unsafe or unsound practice.
On January 29, 2024, the

Company announced that its Board of

Directors approved a quarterly cash dividend program.
The quarterly dividend for

the first quarter of

2024 was $
0.05

per share of Class

A common stock, paid

on March 5, 2024,
to stockholders

of record as

of the close

of business

on February 15,

2024. The

aggregate distribution

in connection

with
the first

quarter dividend

was $
1.0

million. The

quarterly dividend

for the

second quarter

was $
0.05

per share

of Class

A
common stock, paid on June

5, 2024, to stockholders of

record as of the

close of business on May 15,

2024. The aggregate
distribution on connection with the second quarter dividend

was $
1.0

million.

No

dividends were

declared

by the

Board for

the stockholders

for the

three months

and six

months ended

June 30,
2023.

See Note 11, Subsequent

Events, for information regarding dividends declared in July 2024.

The following table details the dividends declared and paid by the Company during the three months and six months
ended June 30, 2024:

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q

Declaration Date Record Date Payment Date Dividend Per Share Dividend Amount
January 22, 2024

February 15, 2024
March 5, 2024
$
0.05
$
1.0

million
April 22, 2024
May 15, 2024
June 5, 2024
$
0.05
$
1.0

million
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

above

“well-capitalized”
guidelines as

of June

30, 2024

and December

31, 2023. At

June 30, 2024, the

total risk-based

capital ratios for

the Company
and the Bank were
13.12
% and
13.01
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

The following table

reflects the calculation of

net income available to

common shareholders for the

three and six months
ended June 30, 2024 and 2023 (in thousands):

Three Months Ended June 30,
Six Months Ended

June 30,
2024 2023 2024 2023
Net Income
$
6,209
$
4,196
$
10,821
$
10,005
Net income available to common shareholders
$
6,209
$
4,196
$
10,821
$
10,005
The following table reflects

the calculation of basic

and diluted earnings per

common share class

for the three

and six
months ended June 30, 2024 and 2023 (in thousands,

except per share amounts):

Three Months Ended June 30,
2024 2023
Class A Class A
Basic EPS
Numerator:
Net income available to common shares

$
6,209
$
4,196
Denominator:
Weighted average shares outstanding
19,650,681
19,590,359
Earnings per share, basic $
0.32
$
0.21
Diluted EPS
Numerator:
Net income available to common shares $
6,209
$
4,196
Denominator:
Weighted average shares outstanding for basic EPS
19,650,681
19,590,359
Add: Dilutive effects of assumed exercises of stock options
66,486
49,323
Weighted avg. shares including dilutive potential common shares
19,717,167
19,639,682
Earnings per share, diluted $
0.31
$
0.21
Anti-dilutive stock options excluded from diluted EPS
502,500
730,500
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q

Six Months Ended June 30,
2024 2023
Class A Class A
Basic EPS
Numerator:
Net income available to common shares
$
10,821
$
10,005
Denominator:
Weighted average shares outstanding
19,642,006
19,722,152
Earnings per share, basic
$
0.55
$
0.51
Diluted EPS
Numerator:
Net income available to common shares $
10,821
$
10,005
Denominator:
Weighted average shares outstanding for basic EPS
19,642,006
19,722,152
Add: Dilutive effects of assumed exercises of stock options
65,555
68,604
Weighted avg. shares including dilutive potential common shares
19,707,561
19,790,756
Earnings per share, diluted
$
0.55
$
0.51
Anti-dilutive stock options excluded from diluted EPS
502,500
730,500
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

11.

SUBSEQUENT EVENTS

Dividends

On July

22, 2024,

the Company

announced that

its Board

of Directors

declared its

third quarterly

cash dividend.

The
quarterly dividend for the

third quarter of 2024

was $
0.05

per share of

Class A common

stock and will

be paid on September
5, 2024, to stockholders of record as of the close of business on August 15, 2024.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The

following

discussion

and

analysis

is

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition and results of

operations of the

Company and the Bank,

its wholly owned subsidiary,

as of and for

the three and

six months ended June 30, 2024.

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

Q2 2024 Form 10-Q
unless required

to do

so under

the federal

securities laws.

You

should also

review the

risk factors

described in

the 2023
Form 10-K and in the reports the Company filed or will

file with the SEC.
Overview
The Company

reported net

income of

$6.2 million

or $0.31

per diluted

share of

common stock

for the

three

months
ended June

30, 2024

compared

to $4.2

million

or $0.21

per diluted

share of

common

stock for

the

three

months ended
June 30,

2023.

On January 29, 2024, the Company’s Board of Directors announced the adoption of a quarterly dividend program. The
first quarter

a cash

dividend of

$0.05 per

share of

the Company’s

Class A common

stock was

paid on

March 5,

2024 to
shareholders of record at the close of business on February 15,

2024. The aggregate amount distributed in connection with
this dividend

was $1.0

million. The

second quarter

cash dividend

of $0.05

per share

of the

Company’s Class

A common
stock was paid on June 5, 2024

to shareholders of record at the close of

business on May 15, 2024. The aggregate amount
distributed in connection with this dividend

was $1.0 million. Additionally,

the Company’s Board of Directors declared

a cash
dividend

of

$0.05

per

share

of

the

Company’s

Class A

common

stock

on

July

22,

2024.

The

dividend

will

be

paid

on
September 5, 2024 to shareholders of record at the close

of business on August 15, 2024.
25,000 shares of Class A common stock were repurchased at a weighted average price per share of $12.00 during the second quarter 2024.

These repurchases were made

pursuant to the

Company’s publicly announced repurchase programs.
As of June 30, 2024, 547,980 shares remained authorized

for repurchase under the

Company’s programs.
In evaluating our financial

performance, the Company

considers the level of

and trends in net

interest income, the

net
interest

margin,

the

cost

of

deposits

and

borrowings,

levels

and

composition

of

non-interest

income

and

non-interest
expense, performance ratios,

asset quality ratios, regulatory capital ratios, and any

significant event or transaction.
Unless otherwise

stated, all

period comparisons

in the

bullet points

below are

calculated

at or

for the

quarter ended
June 30, 2024 compared to at or for the quarter ended June 30, 2023 and as of June 30, 2024 compared to December 31,
2023, and annualized where appropriate:
•

Net interest income

for the three

months ended June

30, 2024 increased

$3.1 million or

22.1% to $17.3 million

from $14.2 million
for the quarter ended June 30, 2023.
•

Net interest

margin (“NIM”)

was 2.94%

for the

three months

ended June

30, 2024

compared to

2.73% for

the three

months
ended June 30, 2023.
•

Total assets were $2.5 billion at June 30, 2024, representing an increase of $232.4 million or 10.4% from June 30, 2023 and an
increase of $119.2 million or 10.2% annualized from December 31, 2023.

•

Total loans were $1.9 billion at June

30, 2024, representing an increase of $273.3

million or 17.1% from June 30,

2023 and an
increase of $88.4 million or 10.0% annualized from December 31, 2023.
•

Total deposits were $2.1 billion at June

30, 2024, representing an increase of

$135.4 million or 7.0% from June 30,

2023 and an
increase of $119.6 million or 12.4% annualized from December 31, 2023.

•

Annualized return on average assets for the quarter ended June 30,

2024 was 1.01% compared to 0.77% for the quarter

ended
June 30, 2023.

•

Annualized return

on average

stockholders’ equity

for the

quarter ended

June 30,

2024 was

12.63% compared

to 9.13%

for
quarter ended June 30, 2023.

•

The ACL to total loans was 1.19% at June 30, 2024 and 1.18% at December 31, 2023.

•

Non-performing loans to total loans was 0.04% at June 30, 2024 and 0.03% at December 31, 2023.

•

At June 30, 2024, the total risk-based capital ratios for the Company and the Bank were 13.12% and 13.01%, respectively.
•

Tangible book

value per

common share

(a non-GAAP

financial measurement)

of $10.24

as of

June 30,

2024 was

negatively
affected by $2.28

due to accumulated

comprehensive loss of

$44.7 million at

June 30, 2024. At

June 30, 2023,

tangible book
value of $9.40 per common

share was negatively affected

by $2.37 due to

$46.3 million accumulated other

comprehensive loss.
See

“Reconciliation

and

Management

Explanation

for

Non-GAAP

Financial

Measures”

included

in

this

Form

10-Q

for

a
reconciliation of this non-GAAP financial measure.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
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
(in thousands, except ratios):
June 30, 2024 December 31, 2023
Consolidated Balance Sheets:
Total

assets
$ 2,458,270 $ 2,339,093
Total

loans
(1)
$ 1,869,249 $ 1,780,827
Total

deposits
$ 2,056,702 $ 1,937,139
Total

stockholders' equity
$ 201,020 $ 191,968
(1)

Loan amounts include deferred fees/costs.
Three Months Ended June 30, Six Months Ended June 30,
2024 2023 2024 2023
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 17,311 $ 14,173 $ 32,469 $ 30,170
Total

non-interest income
$ 3,211 $ 1,846 $ 5,675 $ 3,916
Total

non-interest expense
$ 11,560 $ 10,452 $ 22,734 $ 20,628
Net income

$ 6,209 $ 4,196 $ 10,821 $ 10,005
Profitability:
Efficiency ratio
56.33% 65.25% 59.60% 60.52%
Net interest margin
2.94% 2.73% 2.78% 2.97%

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
The Company’s

results

of

operations

depend

substantially

on

the

levels

of

our

net

interest

income

and

non-interest
income. Other factors contributing

to the results of

operations include our provision for

credit losses, the level

of non-interest
expense, and the provision for income taxes.
Three months ended June 30, 2024 compared to the three

months ended June 30, 2023

Net income increased

to $6.2 million

for the three

months ended June

30, 2024
from $4.2 million

for the same

period
in 2023.

The $2.0

million or

48% increase

in net

income was attributable

to higher

interest income from

a larger

loan portfolio,
net interest margin expansion, and increased

activity in fee generating transactions (wire fees,

gain on sale of loans,

SWAP
fees, and treasury management fees) between periods.
Six months ended June 30, 2024 compared to the six

months ended June 30, 2023

Net income increased

to $10.8 million

for the six

months ended June

30, 2024
from $10.0 million

for the same

period
in 2023. The

$816 thousand

or 8.2%

increase in

net income

was attributable

to higher

interest income

from a

larger loan
portfolio and

increased activity

in fee

generating transactions

(wire fees,

gain on

sale of

loans, SWAP

fees, and

treasury
management fees) between periods.
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

Q2 2024 Form 10-Q
The following

table contains

information related

to average

balances, average

yields earned

on assets,

and average
costs of liabilities for the periods indicated (dollars in

thousands):
Three Months Ended June 30,
2024 2023
Average (1)
Balance Interest Yield/Rate (2)
Average (1)
Balance Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans
(3)
$ 1,828,487 $ 28,017 6.16% $ 1,569,266 $ 20,847 5.33%
Investment securities (4) 440,559 3,069 2.80% 422,544 2,382 2.26%
Other interest-earnings assets 100,371 1,531 6.13% 87,536 1,051 4.82%
Total interest-earning assets 2,369,417 32,617 5.54% 2,079,346 24,280 4.68%
Non-interest-earning assets 109,805

104,196

Total assets $ 2,479,222 $ 2,183,542
Liabilities and stockholders' equity

Interest-bearing liabilities:
Interest-bearing checking $ 56,369 391 2.79% $ 53,561 200 1.50%
Saving and money market deposits 1,101,272 10,071 3.68% 940,095 6,968 2.97%
Time deposits 315,872 3,222 4.10% 277,001 2,145 3.11%
Total interest-bearing deposits 1,473,513 13,684 3.74% 1,270,657 9,313 2.94%
FHLB advances and other borrowings 162,000 1,622 4.03% 93,075 794 3.42%
Total interest-bearing liabilities 1,635,513 15,306 3.76% 1,363,732 10,107 2.97%
Non-interest-bearing demand deposits 610,370

601,778

Other non-interest-bearing liabilities 35,584 33,794
Total liabilities 2,281,467

1,999,304

Stockholders' equity 197,755 184,238
Total liabilities and stockholders' equity $ 2,479,222

$ 2,183,542

Net interest income $ 17,311 $ 14,173
Net interest spread (5) 1.78% 1.71%
Net interest margin
(6)
2.94% 2.73%
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

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
Six Months Ended June 30,
2024 2023
Average
Balance (1) Interest Yield/Rate (2)
Average
Balance (1) Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans (3)
$ 1,805,008 $ 54,660 6.09% $ 1,558,390 $ 40,558 5.25%
Investment securities (4)
430,274 5,880 2.75% 422,132 4,668 2.23%
Other interest-earnings assets
112,808 2,964 5.28% 65,433 1,433 4.42%
Total interest-earning assets
2,348,090 63,504 5.44% 2,045,955 46,659 4.60%
Non-interest earning assets
109,572 106,100
Total assets
$ 2,457,662 $ 2,152,055 $
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing checking
$ 54,857 760 2.79% $ 55,812 $ 243 0.88%
Money market and savings accounts
1,099,423 20,465 3.74% 918,697 11,753 2.58%
Time deposits
319,392 6,516 4.10% 251,009 3,202 2.57%
Total interest-bearing deposits
1,473,672 27,741 3.79% 1,225,518 15,198 2.50%
Borrowings and repurchase agreements
163,093 3,294 4.06% 77,425 1,291 3.36%
Total interest-bearing liabilities
1,636,765 31,035 3.81% 1,302,943 16,489 2.55%
Non-interest bearing demand deposits
592,565 632,901
Other non-interest-bearing liabilities
32,908 32,404
Total liabilities
2,262,238 1,968,248
Stockholders' equity
195,424 183,807
Total liabilities and stockholders' equity
$ 2,457,662 $ 2,152,055 $
Net interest income
$ 32,469 30,170
Net interest spread (5)
1.63% 2.05%
Net interest margin (6)
2.78% 2.97%
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
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Net interest income before the provision

for credit losses was $17.3 million

for the three months ended June

30, 2024,
an increase of $3.1 million

or 22.1%, from $14.2 million

for the same period in

2023. This increase was

primarily attributable
to higher income from a larger loan portfolio combined with

an increase in the weighted average loan yield.

Net interest margin was

2.94%

for the quarter ended

June 30, 2024 and 2.73%

for the same period

in 2023. Loan yields
and rate paid on cost of funds both increased,

however loan yields grew at a higher rate

offsetting the increase in deposits
and borrowing costs.

Six months ended June 30, 2024 compared to the six months ended

June 30, 2023

Net interest income before the provision for credit losses was $32.5 million for the six months ended June 30, 2024, an increase of $2.3 million or

7.6%, from $30.2 million for

the same period in 2023. This increase

was primarily attributable to
higher income from a larger loan portfolio combined with

an increase in the weighted average loan yield.

Net interest margin was

2.78% for the

six months ended

June 30, 2024 and

2.97%

for the same period

in 2023. Loan
yields and

rate paid

on cost

of funds

both increased,

however the

increase in

volume and

rate paid

on cost

of funds

was
higher than the increase in total interest-bearing assets.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
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
and net charge-offs.
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The provision for credit loss was $786 thousand for the three months ended

June 30, 2024 compared to $38 thousand
for the

same period

in 2023.

Growth in

the loan

portfolio was

the primary

driver of

the increase

in the

provision expense
during the three months ended June 30, 2024.

Six months ended June 30, 2024 compared to the six months ended

June 30, 2023

The provision for

credit loss was

$1.2 million for

the six months

ended June 30,

2024 compared to

$239 thousand for
the same period in 2023. Growth in the loan portfolio was the primary driver of the increase in the provision expense during
the six months ended June 30, 2024.
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
Three Months Ended June 30, Six Months Ended June 30,
2024 2023 2024 2023
Service fees
$ 1,977 $ 1,173 $ 3,628 $ 2,378
Gain (loss) on sale of securities available for sale, net
14 - 14 (21)
Gain on sale of loans held for sale, net
417 94 484 441
Other non-interest income
803 579 1,549 1,118
Total

non-interest income
$ 3,211 $ 1,846 $ 5,675 $ 3,916
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Non-interest

income

for

the

three

months

ended

June 30,

2024

increased

$1.4

million

or

73.9%

to

$3.2

million,
compared to

the same

period in

2023. This

increase was

primarily driven

by growth

in wire

fees, gain

on sale

of a

loans,
SWAP loan fees, and treasury management fees.

Six months ended June 30, 2024 compared to the six months ended

June 30, 2023

Non-interest income

for the six

months ended June

30, 2024

increased $1.8

million or 44.9%,

compared to

the same
period

in

2023. This

increase

was

primarily

driven

by

growth

in

wire

fees,

gain

on

sale

of

loans,

SWAP

loan

fees,

and
treasury management fees.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2024 2023 2024 2023
Salaries and employee benefits $ 7,353 $ 5,882 $ 13,663 $ 12,259
Occupancy
1,266 1,319 2,580 2,618
Regulatory assessment and fees
476 452 909 676
Consulting and legal fees
263 386 855 744
Network and information technology services
479 505 986 983
Other operating
1,723 1,908 3,741 3,348
Total

non-interest expense
$ 11,560 $ 10,452 $ 22,734 $ 20,628
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Non-interest expense for

the three months

ended June 30, 2024

increased $1.1 million

or 10.6%, compared

to the

same
period in 2023.

The increase

was primarily

driven by an

increase of

$1.5 million

in salaries

and employee

benefits due

to
sales

incentives,

management

bonus

accrual

based

on

the

Company’s

performance,

merit

increases,

and

stock-based
compensation expense.
Six months ended June 30, 2024 compared to the six months ended

June 30, 2023

Non-interest expense for the six

months ended June 30, 2024 increased $2.1

million or 10.2%, compared to the

same
period in 2023.

The increase

was primarily

driven by an

increase of

$1.4 million

in salaries and

employee benefits

due to
sales

incentives,

management

bonus

accrual

based

on

the

Company’s

performance,

merit

increases,

and

stock-based
compensation

expense.

Regulatory

assessment

and

fees

increased

by

$233

thousand

due

to

FDIC

deposit

insurance.
Other operating expenses increased due to increase of

$153 thousand in audit and tax services.
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
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Income tax

expense for

the quarter

ended June 30,

2024 was

$2.0 million

as compared

to $1.3

million for

the same
period in 2023. The effective tax rate for the three months ended June

30, 2024 and 2023 was 24.1%.

Six months ended June 30, 2024 compared to the six months ended

June 30, 2023

Income tax expense for the six months ended June 30, 2024 was $3.4 million as compared to $3.2 million for the same
period in 2023. The effective tax rate for the six months ended June

30, 2024 was 23.9% compared to 24.3% for the same
period in 2023.

For

a

further

discussion

of

income

taxes,

see

Note

4

“Income

Taxes”

to

the

unaudited

Consolidated

Financial
Statements in Item 1 of Part I of this Form 10-Q.
Analysis of Financial Condition
Total

assets at June 30, 2024 were

$2.46 billion, an increase

of $119.2

million, or 10.2% annualized,

over total assets
of $2.34 billion at December 31, 2023. Total

loans, net of deferred fees/cost, increased $88.4 million, or 10.0% annualized, to

$1.87

billion

at

June 30,

2024

compared

to

$1.78

billion

at

December

31,

2023.

Total

deposits

increased

by

$119.6
million, or 12.4% annualized, to $2.06 billion at June 30,

2024 compared to $1.94 billion December 31, 2023.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
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

these securities to maturity.

As a result of this
evaluation, the Company concluded that no allowance

was required on AFS securities as of June 30, 2024.
At

quarter

end,

HTM

securities

included

$160.3

million

of

U.S.

Government

and

U.S.

Agency

issued

bonds

and
mortgage-backed

securities.

Because

of

the

explicit

and/or

implicit

guarantee

on

these

bonds,

the

Company

holds

no
reserves

on these

holdings.

The remaining

portion of

the HTM

portfolio

is made

up of

$9.3

million

in investment

grade
corporate bonds. The required reserve for these

holdings is determined each quarter using the model described above.

For
the portion of the HTM exposed to non-government

credit risk, the Company utilized the PD/LGD

methodology to estimate
a $9 thousand Allowance

for credit losses (“ACL”)

as of June 30,

2024. The book value

for debt securities classified as

HTM
represents amortized cost less ACL.
AFS and HTM

investment securities increased $1.7 million,

or 0.9% annualized, to

$406.1 million at June 30, 2024

from
$404.3 million

at

December 31,

2023.

Investment

securities

increased

due

to

reinvestment

of

payments

received

and
investment of excess

in cash

balances into high

credit quality investments

to increase the

Company’s profitability and

modify
the

Company’s

balance

sheet

duration

according

to

the

ALM

policy.

As

of

June 30,

2024,

investment

securities

with

a
market value

of $262.6 million

were pledged

to secure

public deposits

and the

BTFP.

The investment

portfolio does

not
have any tax-exempt securities.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
June 30, 2024 December 31, 2023
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 12,420 $ 10,856 $ 9,664 $ 8,173
Collateralized mortgage obligations
106,663
82,992
103,645
80,606
Mortgage-backed securities - residential
61,566
49,778
63,795
52,187
Mortgage-backed securities - commercial
57,936
50,926
49,212
42,764
Municipal securities
24,965
19,410
25,005
19,338
Bank subordinated debt securities
24,230
22,482
28,106
26,261
$ 287,780 $ 236,444 $ 279,427 $ 229,329
Held-to-maturity:
U.S. Government Agency
$ 43,106 $ 37,586 $ 43,626 $ 38,306
Collateralized mortgage obligations
59,933 51,789 62,735 54,752
Mortgage-backed securities - residential
41,896 37,523 43,784 39,599
Mortgage-backed securities - commercial
15,370 13,989 15,439 14,182
Corporate bonds
9,310 8,686 9,398 8,671
$ 169,615 $ 149,573 $ 174,982 $ 155,510
Allowance for credit losses - securities held-to-maturity (9) (8)

Securities held-to maturity, net of allowance for credit losses
$ 169,606 $ 174,974
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of June 30, 2024 (in thousands,

except yields):

Within 1 year
After 1 year through
5 years
After 5 years through
10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - 0.00% $ - 0.00% $ 2,371 3.15% $ 10,049 6.82% $ 12,420 6.12%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 106,663 1.64% 106,663 1.64%
MBS - residential
- 0.00% - 0.00% - 0.00% 61,566 1.82% 61,566 1.82%
MBS - commercial
- 0.00% - 0.00% 4,102 4.70% 53,834 3.03% 57,936 3.15%
Municipal securities

- 0.00% - 0.00% 12,134 1.71% 12,831 1.78% 24,965 1.74%
Bank subordinated debt securities
- 0.00% 1,000 8.00% 23,230 5.25% - 0.00% 24,230 5.36%
Corporate bonds
- 0.00% - 0.00% - 0.00% - 0.00% - 0.00%
$ - $ 1,000 $ 41,837 $ 244,943 $ 287,780 2.50%
Held-to-maturity:
U.S. Government Agency
$ - 0.00% $ 7,939 1.02% $ 20,154 1.46% $ 15,013 1.85% $ 43,106 1.51%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 59,933 1.66% 59,933 1.66%
MBS - residential
- 0.00% 4,381 1.86% 5,899 1.75% 31,616 2.20% 41,896 2.10%
MBS - commercial
- 0.00% 3,065 1.62% - 0.00% 12,305 2.60% 15,370 2.40%
Corporate bonds
- 0.00% 9,310 2.80% - 0.00% - 0.00% 9,310 2.80%
$ - $ 24,695 $ 26,053 $ 118,867 $ 169,615 1.86%
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

Q2 2024 Form 10-Q
The following table shows the loan portfolio composition

as of the dates indicated (in thousands):
June 30, 2024 December 31, 2023
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 256,807 13.8% $ 204,419 11.5%
Commercial Real Estate
1,053,030 56.4% 1,047,593 58.8%
Commercial and Industrial
248,525 13.3% 219,757 12.4%
Foreign Banks
112,510 6.0% 114,945 6.5%
Consumer and Other
194,644 10.5% 191,930 10.8%
Total

gross loans
1,865,516 100.0% 1,778,644 100.0%
Plus: Deferred fees/costs 3,733

2,183
Total

loans net of deferred fees/costs
1,869,249 1,780,827
Less: Allowance for credit losses
22,230 21,084
Total

net loans
$ 1,847,019 $ 1,759,743
Total

loans,

net of

deferred

fees/costs,

increased by

$88.4 million,

or 10.0%

annualized

to

$1.87

billion,

at

June 30,
2024 compared to December 31, 2023. The residential

real estate loan segment had the most significant growth.

Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately

56.4%

of the

total gross

loan portfolio

as of

June 30,

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
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 5,882 $ 47,825 $ 69,779 $ 133,321 $ 256,807
Commercial Real Estate
106,558 215,026 725,714 5,732 1,053,030
Commercial and Industrial
10,690 67,196 125,700 44,939 248,525
Foreign Banks
112,510 - - - 112,510
Consumer and Other
1,809 3,273 11,398 178,164 194,644
Total

gross loans
$ 237,449 $ 333,320 $ 932,591 $ 362,156 $ 1,865,516
Interest rate sensitivity:
Fixed interest rates
$ 198,101 $ 179,866 $ 185,436 $ 265,058 $ 828,461
Floating or adjustable rates
39,348 153,454 747,155 97,098 1,037,055
Total

gross loans
$ 237,449 $ 333,320 $ 932,591 $ 362,156 $ 1,865,516
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

As of June 30,

2024, approximately

56% of

the loans

have adjustable/variable

rates and

44% of the

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

Q2 2024 Form 10-Q
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

June 30, 2024
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 256,220 $ - $ 587 $ - $ 256,807
Commercial Real Estate
1,046,877 - 6,153 - 1,053,030
Commercial and Industrial
246,774 - 1,751 - 248,525
Foreign Banks
112,510 - - - 112,510
Consumer and Other
194,644 - - - 194,644
$ 1,857,025 $ - $ 8,491 $ - $ 1,865,516
December 31, 2023
Pass Special Mention Substandard Doubtful Total
Residential Real Estate $ 204,127 $ - $ 292 $ - $ 204,419
Commercial Real Estate
1,040,032 - 7,561 - 1,047,593
Commercial and Industrial
218,129 - 1,628 - 219,757
Foreign Banks
114,945 - - - 114,945
Consumer and Other
191,930 - - - 191,930
$ 1,769,163 $ - $ 9,481 $ - $ 1,778,644

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as

of the dates shown (in thousands,

except ratios):
June 30, 2024 December 31, 2023
Non-accrual loans $ 758 $ 468
Loans past due over 90 days and still accruing
- -
Total

non-performing loans
$ 758 $ 468
Other real estate owned
- -
Total

non-performing assets
$ 758 $ 468
Asset quality ratios:
Allowance for credit losses to total loans
1.19% 1.18%
Allowance for credit losses to non-performing loans
2,933% 4,505%
Non-performing loans to total loans
0.04% 0.03%
Non-performing

assets

include

all

loans

categorized

as

non-accrual,

other

real

estate

owned

(“OREO”)

and

other
repossessed assets. Problem loans for

which the collection or

liquidation in full is

reasonably uncertain are placed on

a non-
accrual status. This determination is based on current existing facts concerning collateral values and the paying capacity of the

borrower.

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
For further discussion of

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

Q2 2024 Form 10-Q
The following table presents ACL and net charge-offs to average loans by type for the periods indicated (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended June 30, 2024

Beginning balance
$ 2,930 $ 10,302 $ 4,272 $ 794 $ 3,156 $ 21,454
Provision for credit losses
(1)
257 (30) 474 98 (25) 774
Recoveries
6 - 1 - - 7
Charge-offs
- - - - (5) (5)
Ending Balance
$ 3,193 $ 10,272 $ 4,747 $ 892 $ 3,126 $ 22,230
Average loans
$ 231,807 $ 1,064,636 $ 232,019 $ 102,597 $ 197,428 $ 1,828,487
Net charge-offs to average loans
(0.01)% - (0.00)% - 0.01% 0.00%
Six Months Ended June 30, 2024
Beginning balance
$ 2,695 $ 10,366 $ 3,974 $ 911 $ 3,138 $ 21,084
Provision for credit losses
(2)
492 (94) 762 (19) (4) 1,137
Recoveries
6 - 11 - 2 19
Charge-offs
- - - - (10) (10)
Ending Balance
$ 3,193 $ 10,272 $ 4,747 $ 892 $ 3,126 $ 22,230
Average loans
$ 228,830 $ 1,050,965 $ 229,040 $ 101,280 $ 194,893 $ 1,805,008
Net charge-offs to average loans
(0.01)% - (0.01)% - 0.01% 0.00%
(1) Provision for credit losses excludes a $15 thousand expense due to unfunded commitments included in other liabilities and a $3 thousand release related to investment securities held to maturity.
(2) Provision for credit losses excludes $58 thousand expense due to unfunded commitments included in other liabilities and $1 thousand expense due to investment securities held to maturity.
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Foreign

Banks
Consumer
and Other Total
Three Months Ended June 30, 2023

Beginning balance
$ 2,819 $ 10,453 $ 2,367 $ 772 $ 2,476 $ 18,887
Provision for credit losses (1)
(148) (270) 125 (95) 345 (43)
Recoveries
2 - 8 - 1 11
Charge-offs
- - - - (40) (40)
Ending Balance
$ 2,673 $ 10,183 $ 2,500 $ 677 $ 2,782 $ 18,815
Average loans
$ 180,945 $ 983,926 $ 155,241 $ 96,399 $ 152,755 $ 1,569,266
Net charge-offs to average loans
0.00% - (0.02)% - 0.10% 0.01%
Six Months Ended June 30, 2023

Beginning balance
$ 1,352 $ 10,143 $ 4,163 $ 720 $ 1,109 $ 17,487
Cumulative effect of adoption of accounting
principle (2)
1,238 1,105 (2,158) 23 858 1,066
Provision for credit losses (3)
73 (1,065) 443 (66) 857 242
Recoveries
10 - 52 - 3 65
Charge-offs
- - - - (45) (45)
Ending Balance
$ 2,673 $ 10,183 $ 2,500 $ 677 $ 2,782 $ 18,815
Average loans
$ 188,630 $ 974,149 $ 153,883 $ 92,238 $ 146,490 $ 1,555,390
Net charge-offs to average loans
(0.01)% - (0.07)% - 0.06% 0.00%
(1) Provision for credit losses excludes a $62 thousand expense due to unfunded commitments included in other liabilities and a $19 thousand expense related to investment securities held to maturity.
(2) Impact of CECL adoption on January 1, 2023.
(3) Provision for credit losses excludes $22 thousand release due to unfunded commitments included in other liabilities and $19 thousand expense due to investment securities held to maturity.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q

Bank-Owned Life Insurance
As of June 30,

2024, the combined

cash surrender value

of all bank-owned

life insurance (“BOLI”)

policies was $52.6
million. Changes in cash surrender value are recorded to non-interest income in the unaudited Consolidated Statements of
Operations. The Company had BOLI policies with five insurance carriers. The Company is the beneficiary of these policies.
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
Three Months Ended June 30,
2024 2023
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest-bearing checking $ 610,370 0.00% $ 601,778 0.00%
Interest-bearing checking 56,369 2.79% 53,561 1.50%
Money market and savings deposits 1,101,272 3.68% 940,095 2.97%
Time deposits 315,872 4.10% 277,001 3.11%
Total $ 2,083,883 2.64% $ 1,872,435 1.99%
The Company

has a

granular deposit

portfolio with

outstanding balances

comprised of

57% in

commercial

deposits,
32%

personal

deposits,

7%

public

funds

(which

are

partially

collateralized)

and

4%

brokered

deposits.

The

brokered
deposits balance at June 30, 2024 was $90.0 million

and $50.0 million at June 30, 2023.

The Company has approximately

20 thousand deposit accounts

with the majority in

personal accounts, approximately
13 thousand or

62.4%. The

estimated average

account size of

our deposit portfolio

was approximately

$101 thousand

as
of June 30, 2024.

The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250

thousand

for

all

deposit
accounts at the Company per account holder. The total estimated amount of uninsured deposits was

54% at June 30, 2024
and 53% at

June 30, 2023.

The Company offers

Insured Cash Sweep

(“ICS”) and Certificate

of
Deposit Account Registry
Service

(“CDARS”)

deposit

products

to

fully

insure

our

clients.

The

deposit

balance

in

ICS/CDARS

at

quarter

end

was
$121.8 million at June 30, 2024 and $107.3 million at December

31, 2023.
The following table shows scheduled maturities of uninsured

time deposits as of June 30, 2024 (in thousands):
June 30, 2024
Three months or less $ 19,097
Over three through six months 27,505
Over six though twelve months 41,110
Over twelve months 890
$ 88,602

Other Liabilities
The Company collects from commercial and residential loan

customers funds which are held in escrow for future
payment of real estate taxes and insurance. These escrow

funds are disbursed by the Company directly to the

insurance
companies and taxing authority of the borrower.

Escrow funds are recorded as other liabilities.

As of June 30, 2024 escrow balances totaled $14.8 million

compared to $2.3 million at December 31, 2023

.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
Borrowings
As

a

member

of

the

FHLB

of

Atlanta,

we

are

eligible

to

obtain

advances

with

various

terms

and

conditions.

This
accessibility of additional

funding allows us

to efficiently and

timely meet both

expected and unexpected

outgoing cash flows
and collateral needs without adversely affecting

either daily operations or the financial condition

of the Company.
As of June 30, 2024, we

had $82.0 million of fixed-rate

advances outstanding from the

FHLB with a weighted average
rate of 3.19%. Maturity dates for the advances range between

2024 to 2028 as detailed in the table below.

The following table presents the FHLB advances as of

June 30, 2024 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
1.04% Fixed July 30, 2024 $ 5,000
2.05% Fixed March 27, 2025 10,000
1.07% Fixed July 18, 2025 6,000
3.76% Fixed January 24, 2028 11,000
3.77% Fixed April 25, 2028 50,000
$ 82,000
As of June 30, 2024,

we had a $80.0

million fixed-rate loan outstanding from

the FRB issued pursuant

to the Bank Term
Funding Program with an interest rate of 4.81% and a maturity date of January 10, 2025.

We

have

also

established

Federal

Funds

lines

of

credit

with

our

upstream

correspondent

banks

and

the

Federal
Reserve Bank

of Atlanta

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

):
June 30, 2024 December 31, 2023
Commitments to grant loans and unfunded lines of credit $ 90,426 $ 85,117
Standby and commercial letters of credit
3,566 3,987
Total
$ 93,992 $ 89,104
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

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
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

30, 2024,

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

duration to reduce

asset sensitivity,

or to decrease

asset duration and

increase liability duration

in order
to increase asset sensitivity.
According to our model, as of June 30, 2024,

our balance sheet is asset sensitive for both year

one and year two under
interest static rate scenarios

(an increase or decrease of

400 basis points). This

means than if rates increase

,

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

Q2 2024 Form 10-Q
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

Federal

Reserve
Bank

of

Atlanta

discount

window,

and

borrowings

from

the

FHLB.

Accordingly,

we

believe

our

liquidity

resources

are
adequate to fund loans and meet other cash needs as

necessary.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
Capital Adequacy
As

of

June 30,

2024,

the

Bank

was

well

capitalized

under

the

FDIC’s

prompt

corrective

action

framework.

We

also
follow the capital conservation

buffer framework,

and as of June

30, 2024, we

exceeded the capital

conversation buffer

in
all capital

ratios,

according

to

our actual

ratios.

The

following

table

presents

the

capital

ratios

for

the

Bank

at the

dates
indicated (in thousands, except ratios).
Actual
Minimum Capital
Requirements
To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
June 30, 2024
Total

risk-based capital
$ 247,580 13.01% $ 152,201 8.00% $ 190,251 10.00%
Tier 1 risk-based capital $ 224,911 11.82% $ 114,151 6.00% $ 152,201 8.00%
Common equity tier 1 capital $ 224,911 11.82% $ 85,613 4.50% $ 123,663 6.50%
Leverage ratio $ 224,911 8.94% $ 100,597 4.00% $ 125,746 5.00%
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

Q2 2024 Form 10-Q
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

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands)
As of or For the Three Months Ended
6/30/2024 3/31/2024 12/31/2023 9/30/2023 6/30/2023
Pre-tax pre-provision ("PTPP") income: (1)
Net income $ 6,209 $ 4,612 $ 2,721 $ 3,819 $ 4,196
Plus: Provision for income taxes 1,967 1,426 787 1,250 1,333
Plus: Provision for credit losses 786 410 1,475 653 38
PTPP income $ 8,962 $ 6,448 $ 4,983 $ 5,722 $ 5,567
PTPP return on average assets:
(1)

PTPP income $ 8,962 $ 6,448 $ 4,983 $ 5,722 $ 5,567
Average assets $ 2,479,222 $ 2,436,103 $ 2,268,811 $ 2,250,258 $ 2,183,542
PTPP return on average assets
(2)
1.45% 1.06% 0.87% 1.01% 1.02%

Operating net income: (1)
Net income $ 6,209 $ 4,612 $ 2,721 $ 3,819 $ 4,196
Less: Net gains (losses) on sale of securities 14 - (883) (955) -
Less: Tax effect on sale of securities (4) - 224 242 -
Operating net income $ 6,199 $ 4,612 $ 3,380 $ 4,532 $ 4,196

Operating PTPP income:
(1)
PTPP income $ 8,962 $ 6,448 $ 4,983 $ 5,722 $ 5,567
Less: Net gains (losses) on sale of securities 14 - (883) (955) -
Operating PTPP income $ 8,948 $ 6,448 $ 5,866 $ 6,677 $ 5,567
Operating PTPP return on average assets: (1)

Operating PTPP income $ 8,948 $ 6,448 $ 5,866 $ 6,677 $ 5,567
Average assets $ 2,479,222 $ 2,436,103 $ 2,268,811 $ 2,250,258 $ 2,183,542
Operating PTPP return on average assets (2) 1.45% 1.06% 1.03% 1.18% 1.02%

Operating return on average assets:
(1)
Operating net income $ 6,199 $ 4,612 $ 3,380 $ 4,532 $ 4,196
Average assets $ 2,479,222 $ 2,436,103 $ 2,268,811 $ 2,250,258 $ 2,183,542
Operating return on average assets
(2)
1.01% 0.76% 0.59% 0.80% 0.77%
Operating return on average equity: (1)
Operating net income $ 6,199 $ 4,612 $ 3,380 $ 4,532 $ 4,196
Average equity $ 197,755 $ 193,092 $ 183,629 $ 184,901 $ 184,238
Operating return on average equity (2) 12.63% 9.61% 7.30% 9.72% 9.13%
Operating Revenue: (1)

Net interest income
$ 17,311 $ 15,158 $ 14,376 $ 14,022 $ 14,173

Plus: Non-interest income
3,211 2,464 1,326 2,161 1,846

Less: Net gains (losses) on sale of

securities
14 - (883) (955) -

Operating revenue
$ 20,508 $ 17,622 $ 16,585 $ 17,138 $ 16,019

Operating Efficiency Ratio:
(1)

Total non-interest expense
$ 11,560 $ 11,174 $ 10,719 $ 10,461 $ 10,452

Operating revenue
$ 20,508 $ 17,622 $ 16,585 $ 17,138 $ 16,019

Operating efficiency ratio
56.37% 63.41% 64.63% 61.04% 65.25%
(1)

The Company believes these non-GAAP measurements

are key indicators of the ongoing earnings

power of the Company.
(2)

Annualized.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands, except per share data)
As of or For the Three Months Ended
6/30/2024 3/31/2024 12/31/2023 9/30/2023 6/30/2023
Tangible book value per common share (at period-end): (1)
Total stockholders' equity $ 201,020 $ 195,011 $ 191,968 $ 182,884 $ 183,685
Less: Intangible assets - - - - -
Tangible stockholders' equity $ 201,020 $ 195,011 $ 191,968 $ 182,884 $ 183,685
Total shares issued and outstanding (at period-end):
Total common shares issued and outstanding 19,630,632 19,650,463 19,575,435 19,542,290 19,544,777
Tangible book value per common share (2) $ 10.24 $ 9.92 $ 9.81 $ 9.36 $ 9.40
Operating diluted net income per common share: (1)
Operating net income $ 6,199 $ 4,612 $ 3,380 $ 4,532 $ 4,196
Total weighted average diluted shares of common stock 19,717,167 19,698,258 19,573,350 19,611,897 19,639,682
Operating diluted net income per common share: $ 0.31 $ 0.23 $ 0.17 $ 0.23 $ 0.21
Tangible Common Equity/Tangible Assets (1)

Tangible stockholders' equity
$ 201,020 $ 195,011 $ 191,968 $ 182,884 $ 183,685

Tangible total assets
(3) $ 2,458,270 $ 2,489,142

$ 2,339,093 $ 2,244,602 $ 2,225,914
Tangible Common Equity/Tangible

Assets
8.18% 7.83% 8.21% 8.15% 8.25%
(1)

The Company believes these non-GAAP measurements

are key indicators of the ongoing earnings

power of the Company.
(2)

Excludes the dilutive effect, if any, of shares of common stock issuable upon exercise of outstanding stock options.
(3) Since the Company has no intangible

assets, tangible total assets is the same amount

as total assets calculated under GAA
P.

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
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

June 30, 2024. Based
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

Q2 2024 Form 10-Q
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

the Motion,

the Plaintiff’s response

thereto and

the Defendant’s reply

as well

as the

oral arguments presented
by

the

parties

on

December

14,

2023,

granted

the

Motion,

dismissing

the

Litigation

with

prejudice

and

rendering

final
judgment in favor

of the Defendants

(the “Order”). The Court

reserved jurisdiction to award

costs or grant

any post-judgment
relief.
On May 1, 2024, the

Plaintiffs filed in the

Thirds District Court of

Appeal for the State of

Florida (the “Appellate Court”)
an appeal (the “Appeal”), appealing the issuance of the Order and seeking a reversal of the Order.

The Plaintiffs claim the
Court erred

by concluding

(i) the

Exchange Transaction

was not

ultra vires,

and (ii)

that the

Legacy Shareholders

(which
includes the Plaintiffs)

lacked direct standing.

The Plaintiffs

filed their initial

brief and the

Defendants filed

on July 1,

2024
their answer brief

(“Answer Brief”) responding

to the allegations

contained in the

Appeal.

The Plaintiffs

have the ability

to
file a Reply Brief responding to the Defendant’s

Answer Brief but have not done so as of the date hereof.
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

Q2 2024 Form 10-Q
Item 1A. Risk Factors
For detailed information about certain risk factors that could materially affect our business, financial condition, or future
results, see “Part I, Item 1A – Risk Factors” of the

2023 Form 10-K.
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) Not applicable.
(c) The Company’s repurchases of equity securities

for the quarter ended June 30, 2024 were as follows:
Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced Plans
or Programs (1)
Maximum Number
of Shares that May
Yet Be Purchased
Under Plans or
Programs (1)
Period

April 1 - 30, 2024
- $ - - 572,980
May 1 -31, 2024

- $ - -

572,980
June 1 - 30, 2024
25,000 $ 12.00 25,000

547,980
(1) As of March 31, 2024 there were 72,980

number of shares available for repurchase. As

of June 30, 2024 there are two outstanding

share repurchase
programs:
- On January 24, 2022, the Company announced

its initial stock repurchase program to repurchase

up to 750,000 shares of Class A common

stock.
- On April 22, 2024, the Company announced the

adoption of a second repurchase program to repurchase

up to 500,000 share of Class A common
stock. To commence upon completion of its first repurchase program.

Item 3.

Defaults Upon Senior Securities
(a)

Not applicable
(b)

Not applicable
Item 4.

Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)

Not applicable
(b)

Not applicable
(c)

During the

three months

ended June

30, 2024,

none of

the Company’s

directors or

Section 16

reporting officers
adopted

or
terminated

any Rule 10b5-1

trading arrangement or
non-Rule
10b5-1

trading arrangement (as

such terms are

defined in Item
408 of the SEC’s Regulation S-K).

USCB Financial Holdings, Inc.

Q2 2024 Form 10-Q
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

Q2 2024 Form 10-Q
SIGNATURES
Pursuant to the

requirements of

the Securities Exchange

Act of 1934,

the registrant has

duly caused this

report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President and Chief Executive
Officer

August 12, 2024
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Executive Vice President and Chief Financial
Officer

August 12, 2024
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)