Form 10-Q
period 2024-09-30
USCB FINANCIAL HOLDINGS, INC.
filed 2024-11-12
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2024
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
As of October 31, 2024 the registrant had
19,840,632

shares of Class
A
common stock outstanding.

FORM 10-Q
September 30, 2024

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023
3
Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023
(Unaudited)
4
Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended
September 30, 2024 and 2023 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended
September 30, 2024 and 2023 (Unaudited)
6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023
(Unaudited)
7
Notes to the Consolidated Financial Statements (Unaudited)
8
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
31
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
52
Item 4.
Controls and Procedures
52
PART II
53
Item 1.
Legal Proceedings
53
Item 1A.
Risk Factors
53
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
53
Item 3.
Defaults Upon Senior Securities
54
Item 4.
Mine Safety Disclosures
54
Item 5.
Other Information
54
Item 6.
Exhibit Index
55
Signatures

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
PART

I
Item 1.

Financial Statements
USCB FINANCIAL HOLDINGS, INC
Consolidated Balance Sheets – Unaudited
(Dollars in thousands, except share data)
September 30, 2024 December 31, 2023
ASSETS:
Cash and due from banks $
7,084
$
8,019
Interest-bearing deposits in banks
31,402
33,043
Total cash and cash equivalents
38,486
41,062
Investment securities held to maturity, net of allowance of $
8

for both periods (fair value $
153,125

and
$
155,510
, respectively)
167,001
174,974
Investment securities available for sale, at fair value
259,527
229,329
Federal Home Loan Bank stock, at cost
7,242
10,153
Loans held for investment, net of allowance of $
23,067

and $
21,084
, respectively
1,908,295
1,759,743
Accrued interest receivable
10,765
10,688
Premises and equipment, net
4,656
4,836
Bank owned life insurance
53,038
51,781
Deferred tax assets, net
29,540
37,282
Lease right-of-use asset
9,194
11,423
Other assets
16,210
7,822
Total assets $
2,503,954
$
2,339,093

LIABILITIES:

Deposits:

Demand deposits $
637,313
$
552,762
Money market and savings accounts
1,091,029
1,048,272
Interest-bearing checking
64,333
47,702
Time deposits
333,942
288,403
Total deposits
2,126,617
1,937,139
Federal Home Loan Bank advances and other

borrowings
118,000
183,000
Lease liability
9,194
11,423
Accrued interest and other liabilities
36,227
15,563
Total liabilities
2,290,038
2,147,125

Commitments and contingencies (See Notes 5

and 10)
(nil)

(nil)

STOCKHOLDERS' EQUITY:

Preferred stock - Class C; $1.00 par value; $1,000

per share liquidation preference; 52,748 shares
authorized; 0 and 0 issued and outstanding as

of September 30, 2024 and December 31, 2023
- -
Preferred stock - Class D; $1.00 par value; $5.00

per share liquidation preference; 12,309,480

shares
authorized; 0 and 0 issued and outstanding as

of September 30, 2024 and December 31,

2023
- -
Preferred stock - Class E; $1.00 par value; $1,000 per

share liquidation preference; 3,185,024 shares
authorized; 0 and 0 issued and outstanding as

of of September 30, 2024 and December 31,

2023
- -
Common stock - Class A Voting; $1.00 par value; 45,000,000 shares authorized; 19,620,632 issued and
outstanding

as of September 30, 2024, 19,575,435 issued and

outstanding as of

December 31, 2023

19,621
19,575
Common stock - Class B Non-voting; $1.00 par

value; 8,000,000 shares authorized; 0 and 0

issued and
outstanding as of September 30, 2024 and

December 31, 2023

- -
Additional paid-in capital on common stock
306,100
305,212
Accumulated deficit
(73,827)
(88,548)
Accumulated other comprehensive loss
(37,978)
(44,271)
Total stockholders' equity
213,916
191,968
Total liabilities and stockholders' equity $
2,503,954
$
2,339,093

The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended September 30, Nine Months Ended September 30,
2024 2023 2024 2023
Interest income:

Loans, including fees
$
29,819
$
22,523
$
84,479
$
63,081

Investment securities
2,754
2,833
8,634
7,501

Interest-bearing deposits in financial institutions
989
1,026
3,953
2,459

Total interest income
33,562
26,382
97,066
73,041
Interest expense:

Interest-bearing checking
411
331
1,171
574

Money market and savings accounts
10,064
8,779
30,529
20,532

Time deposits
3,391
2,565
9,907
5,767

Federal Home Loan Bank advances and other borrowings
1,587
685
4,881
1,976

Total interest expense
15,453
12,360
46,488
28,849

Net interest income before provision for

credit losses
18,109
14,022
50,578
44,192
Provision for credit losses
931
653
2,127
892

Net interest income after provision for

credit losses
17,178
13,369
48,451
43,300
Non-interest income:

Service fees
2,544
1,329
6,172
3,707

Gain (loss) on sale of securities available for sale,

net
-
(955)
14
(976)

Gain on sale of loans held for sale, net
109
255
593
696

Other non-interest income
785
1,532
2,334
2,650

Total non-interest income
3,438
2,161
9,113
6,077
Non-interest expense:

Salaries and employee benefits
7,200
6,066
20,863
18,325

Occupancy
1,341
1,350
3,921
3,968

Regulatory assessment and fees
452
365
1,361
1,041

Consulting and legal fees
161
513
1,016
1,257

Network and information technology services
513
481
1,499
1,464

Other operating expense
1,787
1,686
5,528
5,034

Total non-interest expense
11,454
10,461
34,188
31,089

Income before income tax expense
9,162
5,069
23,376
18,288
Income tax expense
2,213
1,250
5,606
4,464

Net income
$
6,949
$
3,819
$
17,770
$
13,824
Per share information:

Net income per share, basic $
0.35
$
0.20
$
0.90
$
0.70
Net income per share, diluted $
0.35
$
0.19
$
0.90
$
0.70
Cash dividend declared $
0.05
$
-
$
0.15
$
-
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

(Loss) - Unaudited
(Dollars in thousands)

Three Months Ended
September 30,
Nine Months Ended

September 30,
2024 2023 2024 2023
Net income $
6,949
$
3,819
$
17,770
$
13,824
Other comprehensive income (loss):

Unrealized gain (loss) on investment securities
9,848
(7,858)
8,624
(11,145)
Amortization of net unrealized gain on securities

transferred from
available-for-sale to held-to-maturity
67
64
200
184
Reclassification adjustment for (gain) loss included

in net income
-
955
(14)
976
Unrealized gain (loss) on cash flow hedge
(930)
266
(381)
1,312
Tax effect
(2,277)
1,666
(2,136)
2,198
Total other comprehensive income (loss), net of tax
6,708
(4,907)
6,293
(6,475)
Total comprehensive income (loss) $
13,657
$
(1,088)
$
24,063
$
7,349
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity - Unaudited
(Dollars in thousands,

except per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total

Stockholders'
Equity
Balance at June 30,2024
19,630,632
$
19,631
$
305,835
$
(79,760)
$
(44,686)
$
201,020
Net income - - -
6,949
-
6,949
Other comprehensive income - - - -
6,708
6,708
Repurchase of Class A common stock
(10,000)
(10)
(111)
- -
(121)
Dividend payment - - -
(1,016)
-
(1,016)
Stock-based compensation - -
376
- -
376
Balance at September 30,2024
19,620,632
$
19,621
$
306,100
$
(73,827)
$
(37,978)
$
213,916
Balance at June 30, 2023
19,544,777
$
19,545
$
305,547
$
(95,088)
$
(46,319)
$
183,685
Net income - - -
3,819
-
3,819
Other comprehensive loss - - - -
(4,907)
(4,907)
Restricted stock forfeiture
(2,487)
(3)
3
- - -
Stock-based compensation - -
287
- -
287
Balance at September 30, 2023
19,542,290
$
19,542
$
305,837
$
(91,269)
$
(51,226)
$
182,884
The accompanying notes are an integral

part of these consolidated financial statements.
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total
Stockholders'
Equity
Balance at December 31, 2023
19,575,435
$
19,575
$
305,212
$
(88,548)
$
(44,271)
$
191,968
Net income - - -
17,770
-
17,770
Other comprehensive income - - - -
6,293
6,293
Repurchase of Class A common stock
(42,100)
(42)
(459)
- -
(501)
Restricted stock issued
57,922
58
(58)
- - -
Restricted stock forfeiture
(8,625)
(8)
8
- - -
Exercise of stock options
38,000
38
285
- -
323
Dividend payment - - -
(3,049)
-
(3,049)
Stock-based compensation - -
1,112
- -
1,112
Balance at September 30, 2024
19,620,632
$
19,621
$
306,100
$
(73,827)
$
(37,978)
$
213,916
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

Q3 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Nine Months Ended September 30,
2024 2023
Cash flows from operating activities:
Net income

$
17,770
$
13,824
Adjustments to reconcile net income

to net cash provided by operating activities:

Provision for credit losses

2,127
892
Depreciation and amortization
436
443
(Accretion) amortization of premiums on securities,

net
(365)
(651)
Accretion of deferred loan fees, net
660
(236)
Stock-based compensation
1,112
709
(Gain) loss on sale of available for sale securities
(14)
976
Gain on sale of loans held for sale
(593)
(696)
Increase in cash surrender value of bank owned

life insurance
(1,257)
(1,756)
Decrease in deferred tax assets
5,129
4,465
Net change in operating assets and liabilities:

Accrued interest receivable
(77)
(1,374)
Other assets
(8,292)
(751)
Accrued interest and other liabilities
20,505
12,679
Net cash provided by operating activities
37,141
28,524

Cash flows from investing activities:

Purchase of investment securities held

to maturity
-
(86,788)
Proceeds from maturities and pay-downs of investment

securities held to maturity
8,110
79,085
Purchase of investment securities available

for sale

(70,996)
(26,792)
Proceeds from maturities and pay-downs of investment

securities available for sale
15,097
11,679
Proceeds from sales of investment securities

available for sale
34,753
15,409
Net increase in loans held for investment
(99,627)
(165,662)
Purchase of loans held for investment
(58,368)
(13,277)
Additions to premises and equipment
(256)
(131)
Proceeds from the sale of loans held for sale
7,408
10,715
Purchase of Bank owned life insurance -
(11,100)
Proceeds from the redemption of Federal

Home Loan Bank stock
8,645
6,517
Purchase of Federal Home Loan Bank stock
(5,734)
(9,940)
Net cash used in investment activities
(160,968)
(190,285)
Cash flows from financing activities:
Proceeds from issuance of Class A common

stock, net
323
-
Cash dividends paid
(3,049)
-
Repurchase of Class A common stock
(501)
(6,613)
Net increase in deposits
189,478
91,641
Proceeds from Federal Home Loan Bank advances

and other borrowings
197,000
259,350
Repayments on Federal Home Loan Bank advances

and other borrowings
(262,000)
(203,350)
Net cash provided by financing activities
121,251
141,028

Net decrease in cash and cash equivalents
(2,576)
(20,733)
Cash and cash equivalents at beginning

of period
41,062
54,168
Cash and cash equivalents at end of period $
38,486
$
33,435

Supplemental disclosure of cash flow

information:

Interest paid $
46,058
$
27,872

Supplemental schedule of non-cash investing

and financing activities:

Transfer of loans held for investment to loans held

for sale
$
6,815
$
10,019
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

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
with the Company’s audited

consolidated financial statements and

related notes appearing in

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

Q3 2024 Form 10-Q

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

“Income

Taxes

”

(Topic

740):

Improvements

to

Income

Tax
Disclosures. This

ASU pertains

to disclosures

regarding effective

tax rates

and

cash income

taxes

paid with

the goal

of
providing stakeholders with more transparent and relevant information. This ASU is effective for public business entities for annual periods beginning

after Dec. 15,

2024. The Company

is currently assessing

the potential impact

of this ASU

on its
financial

reporting

and

has

not

yet

concluded

whether

the

changes

will

materially

affect

its

business

operations

or
consolidated financial statements.
Improvements to Reportable Segment Disclosures
In November

2023, the

FASB

issued ASU

2023-07, “Improvements

to Reportable

Segment Disclosures.”

ASU 2023-
07

requires

disclosure

of

significant

segment

expenses

and

other

segment

items

on

an

interim

and

annual

basis.

The
standard is effective

for fiscal years beginning

after December 15,

2023 and for

interim periods beginning

after December
15, 2024. The Company is evaluating the impact of the

changes to its existing disclosures.

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

As of September 30, 2024

and December 31, 2023,

all HTM securities held
by the Company were rated investment grade.
At

quarter

end,

HTM

securities

included

$
157.7

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

thousand ACL as of September

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

Q3 2024 Form 10-Q

The following

tables present

a summary

of the amortized

cost, unrealized

or unrecognized

gains and

losses,

and fair
value of investment securities at the dates indicated (in

thousands):

September 30, 2024
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
11,916
$
21
$
(1,204)
$
10,733
Collateralized mortgage obligations
104,228
55
(20,089)
84,194
Mortgage-backed securities - residential
60,390
21
(9,649)
50,762
Mortgage-backed securities - commercial
75,263
676
(5,606)
70,333
Municipal securities
24,945
-
(4,520)
20,425
Bank subordinated debt securities
24,272
193
(1,385)
23,080
$
301,014
$
966
$
(42,453)
$
259,527
Held-to-maturity:

U.S. Government Agency
$
42,909
$
97
$
(4,041)
$
38,965
Collateralized mortgage obligations
58,345
386
(6,328)
52,403
Mortgage-backed securities - residential
41,173
677
(3,537)
38,313
Mortgage-backed securities - commercial
15,316
35
(788)
14,563
Corporate bonds
9,266
-
(385)
8,881
$
167,009
$
1,195
$
(15,079)
$
153,125
Allowance for credit losses - securities held-to-maturity
(8)
Securities held-to maturity, net of allowance for credit losses $
167,001

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
155,510
Allowance for credit losses - securities held-to-maturity
(8)
Securities held-to maturity, net of allowance for credit losses $
174,974
During the quarter ended

September 30, 2024 there were
no

investment securities that were

transferred from available-
for-sale

(“AFS”)

to

HTM.

For

the

three

months

ended

September 30,

2024,

total

amortization

out

of

Additional

Other
Comprehensive

Income

(“AOCI”)

for net

unrealized

losses

on securities

transferred

in

2022 from

AFS to

HTM was

$
67
thousand. The

unamortized net

unrealized loss

as of

September 30,

2024, was

$
9.3

million. For

the nine

months ended
September 30, 2024,

total amortization

out of Additional

Other Comprehensive

Income (“AOCI”) for

net unrealized

losses
on securities transferred in 2022 from AFS to HTM was

$
200

thousand.

For

the

years

ended

December

31,

2023

total

amortization

out

of

AOCI

for

the

net

unrealized

losses

on

securities
transferred from AFS to HTM was $
251

thousand. In addition for these securities,

the balance of the net unrealized

losses
retained in AOCI was $
9.5

million at December 31, 2023.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

Gains

and

losses

on

the

sale

of

securities

are

recorded

on

the

trade

date

and

are

determined

on

the

specific
identification basis. The following table presents the proceeds, realized gross gains and realized gross losses on sales and calls of AFS debt securities for the three and nine months

ended September 30, 2024 and 2023 (in thousands):

Three Months Ended September 30, Nine Months Ended September 30,
Available-for-sale: 2024 2023 2024 2023
Proceeds from sale and call of securities
$ - $
6,792
$
34,753
$
15,409
Gross gains
$ - $ - $
195
$
3
Gross losses
-
(955)
(181)
(979)
Net realized gain (loss)
$ - $
(955)
$
14
$
(976)
The amortized

cost

and

fair

value of

investment

securities,

by contractual

maturity,

are shown

below

as of

the date
indicated (in thousands).

Actual maturities may

differ from contractual

maturities because borrowers

may have the right

to
call or prepay

obligations with or

without call or

prepayment penalties. Securities not

due at a

single maturity date are

shown
separately.

Available-for-sale Held-to-maturity
September 30, 2024:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$ - $ - $ - $ -
Due after one year through five years
1,000
1,006
9,266
8,881
Due after five years through ten years
42,975
38,294
- -
Due after ten years
5,242
4,205
- -
U.S. Government Agency
11,916
10,733
42,909
38,965
Collateralized mortgage obligations
104,228
84,194
58,345
52,403
Mortgage-backed securities - residential

60,390
50,762
41,173
38,313
Mortgage-backed securities - commercial

75,263
70,333
15,316
14,563
$
301,014
$
259,527
$
167,009
$
153,125
At September 30,

2024, there

were no

securities held

in the

portfolio from

any one

issuer in

an amount

greater than
10% of total stockholders’

equity other than the U.S. Government and Government Agency

securities. All the collateralized
mortgage obligations and mortgage-backed securities at September 30, 2024 and

December 31, 2023 were issued by U.S.
sponsored entities.

Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):

September 30, 2024
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
796
$
(2)
$
47,141
$
(6,302)
$
47,937
$
(6,304)
Collateralized mortgage obligations
1,854
(1)
130,104
(30,448)
131,958
(30,449)
Mortgage-backed securities - residential
- -
82,457
(15,097)
82,457
(15,097)
Mortgage-backed securities - commercial
15,347
(173)
39,657
(7,672)
55,004
(7,845)
Municipal securities

- -
20,425
(4,520)
20,425
(4,520)
Bank subordinated debt securities
3,062
(131)
14,605
(1,254)
17,667
(1,385)
Corporate bonds
- -
8,881
(170)
8,881
(170)
$
21,059
$
(307)
$
343,270
$
(65,463)
$
364,329
$
(65,770)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

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
121.9

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

bond

vintage,

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
September 30, 2024.
At

September 30,

2024,

the

Company

had

$
46.0

million

of

unrealized

losses

on

mortgage-backed

securities

and
collateralized mortgage

obligations of

U.S. government

sponsored entities

having a

fair value

of $
310.6

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

securities.
At September 30, 2024, the Company did not intend to

sell debt securities that are in an unrealized loss position and it
is more than likely not required to sell these securities

before recovery of the amortized cost basis.
The Bank is a Qualified Public Depository (“QPD”) with the State of Florida. As a QPD, the

Bank has the legal authority
to

maintain

public

deposits

from

cities,

municipalities,

and

the

State

of

Florida.

These

public

deposits

are

secured

by
securities pledged

to the

State of

Florida at

a ratio

of
50
% of

the outstanding

uninsured deposits

at September 30,

2024
and
25
% at December 31, 2023. The Bank

must also maintain a minimum amount of pledged

securities to be in the public
funds program.
As

of

September 30,

2024,

the

Bank

had

a

total

of

$
114.4

million

in

deposits

under

the

public

funds

program

and
pledged to the State of Florida for these public funds were
fifty-one

bonds with an aggregate fair value of $
69.7

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

BTFP program ceased making new loans as of March

2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

The Company

paid off

$
80

million in

borrowings under

the BTFP

program during

the third

quarter 2024.

The original
maturity of this

borrowing under the

BTFP program

was January 2025,

and there

are no remaining

borrowings under

this
program.

3.

LOANS
The following table is a summary of the distribution of

loans held for investment by type (in thousands):

September 30, 2024 December 31, 2023
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate $
283,477
14.7
% $
204,419
11.5
%
Commercial Real Estate
1,095,112
56.8
%
1,047,593
58.8
%
Commercial and Industrial
246,539
12.8
%
219,757
12.4
%
Correspondent Banks
103,815
5.4
%
114,945
6.5
%
Consumer and Other

198,604
10.3
%
191,930
10.8
%
Total

gross loans
1,927,547
100.0
%
1,778,644
100.0
%
Plus: Deferred fees/costs
3,815

2,183
Total

loans net of deferred fees/costs
1,931,362
1,780,827
Less: Allowance for credit losses
23,067
21,084
Total

net loans
$
1,908,295
$
1,759,743
At September 30, 2024

and December 31, 2023,

the Company had

$
535.7

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

method uses

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
•

Changes in lending management, among others

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

Changes in the

ACL for the

three and nine

months ended September 30,

2024 and 2023

were as follows

(in thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent
Banks
Consumer
and Other Total
Three Months Ended September 30,
2024
Beginning balance
$
3,193
$
10,272
$
4,747
$
892
$
3,126
$
22,230
Provision for credit losses (1)

760
(86)
(96)
(69)
322
831
Recoveries
2
-
10
-
1
13
Charge-offs
- - - -
(7)
(7)
Ending Balance

$
3,955
$
10,186
$
4,661
$
823
$
3,442
$
23,067
Nine Months Ended September 30, 2024

Beginning balance
$
2,695
$
10,366
$
3,974
$
911
$
3,138
$
21,084
Provision for credit losses
(2)

1,252
(180)
666
(88)
318
1,968
Recoveries
8
-
21
-
3
32
Charge-offs
- - - -
(17)
(17)
Ending Balance

$
3,955
$
10,186
$
4,661
$
823
$
3,442
$
23,067
(1) Provision for credit losses excludes a $
101

thousand charge due to unfunded commitments included in other liabilities and a $
1
thousand release related to investment securities held to maturity.
(2) Provision for credit losses excludes a $
159

thousand charge due to unfunded commitments included in other liabilities.

Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent
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
(2)
1,238
1,105
(2,158)
23
858
1,066
Provision for credit losses
(3)
(89)
(1,149)
1,181
7
965
915
Recoveries
10
-
60
-
3
73
Charge-offs
- - - -
(48)
(48)
Ending Balance

$
2,511
$
10,099
$
3,246
$
750
$
2,887
$
19,493

(1) Provision for credit losses excludes a $
17

thousand release due to unfunded commitments included in other liabilities and $
3
thousand expense related to investment securities held to maturity.
(2) Impact of CECL adoption on January 1, 2023.
(3) Provision for credit losses excludes a $
39

thousand release due to unfunded commitments included in other liabilities and $
16
thousand expense related to investment securities held to maturity.
At September 30, 2024,

the ACL was

$
23.1

million compared to

$
21.1

million at December 31,

2023. The increase

of
$
2.0

million in the ACL was due to loan growth.

Charge-offs

for

the

three

months

ended

September 30,

2024

totaled

$
7

thousand

and

were

all

originated

in

2024.
Charge-offs for the nine months ended September

30, 2024 totaled $

thousand and were all originated in 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

The

Company

had

charge

offs

totaling

$
3

thousand

for

the

quarter

ended

September

30,

2023

related

to

loans
originated in

2023. The

Company had

charge offs

totaling $
48

thousand for

the nine

months ended

September 30,

2023
related to loans. $
27

thousand was related to loans originated

in 2023 and $
21

thousand of charge offs was related to

loans
originated in 2015.
The

Federal

Open

Market

Committee

(“FOMC”)

economic

forecasts

as

of

September 30,

2024,

showed

moderate
deterioration in unemployment

and a slight

improvement forecast for

real GDP. Fannie Mae HPI forecast

reflected moderate
improvement in national housing prices

over the next four quarters.

The Company continued to adjust the

HPI index effect
on

1-4

Family

loan

portfolio

with

a

qualitative

factor

because

Florida

housing

prices

are

performing

better

than

national
levels.

The

Q-factor

scorecard

was

updated

based

on

the

latest

portfolio

stress

test

and

the

resulting

maximum

loss
calculation.

Our ACL

included residential

loans. To

assess the

potential impact

of changes

in qualitative

factors related

to these
loans,

management

performed

a sensitivity

analysis.

The Company

evaluated

the

impact

of the

HPI

used

in calculating
expected losses on the residential loan segment. As of September 30, 2024, for every 100 basis points increase in the HPI index, the forecast reduces

reserves by approximately $
244

thousand and about
1

basis point to

the reserve coverage ratio,
everything else being

constant. This

sensitivity analysis provides

a hypothetical result

to assess the

sensitivity of the

ACL
and does not represent a change in management’s

judgement.

As of

September 30, 2024,

we stress

tested two

qualitative factors

in our commercial

real estate

loan pool,

as its

the
largest segment

in our

portfolio. We

evaluated the

impact of

a change

in the

qualitative factors

from no

risk to

maximum
loss to

measure the

sensitivity of

the qualitative

factors. The

change from

no risk

to high

risk resulted

in a

$
6.4

million or
29.3
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
Correspondent
Banks
Consumer
and Other Total
September 30, 2024:
Allowance for credit losses:
Individually evaluated
$
43
$ - $
38
$ - $
17
$
98
Collectively evaluated
3,912
10,186
4,623
823
3,425
22,969
Balances, end of period
$
3,955
$
10,186
$
4,661
$
823
$
3,442
$
23,067

Loans:

Individually evaluated
$
6,848
$ - $
719
$ - $
1,990
$
9,557
Collectively evaluated
276,629
1,095,112
245,820
103,815
196,614
1,917,990
Balances, end of period
$
283,477
$
1,095,112
$
246,539
$
103,815
$
198,604
$
1,927,547

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

Q3 2024 Form 10-Q

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

Q3 2024 Form 10-Q

Loan credit exposures by internally assigned grades are

presented below for the periods indicated (in thousands):

As of September 30, 2024
Term Loans by Origination Year
Revolving
Loans Total

2024 2023 2022 2021 2020 Prior
Residential real estate
Pass
$
96,900
$
40,187
$
34,454
$
23,930
$
5,823
$
71,867
$
9,748
$
282,909
Substandard
- - - - -
568
-
568
Total
96,900
40,187
34,454
23,930
5,823
72,435
9,748
283,477
Commercial real estate
Pass
116,130
132,831
323,299
177,281
99,368
239,803
3,936
1,092,648
Substandard
- - -
1,776
688
- -
2,464
Total
116,130
132,831
323,299
179,057
100,056
239,803
3,936
1,095,112
Commercial and
industrial
Pass
46,599
91,611
35,031
30,950
4,469
12,494
23,466
244,620
Substandard
- - -
536
-
1,146
237
1,919
Total
46,599
91,611
35,031
31,486
4,469
13,640
23,703
246,539
Correspondent banks
Pass
100,865
2,950
- - - - -
103,815
Total
100,865
2,950
- - - - -
103,815
Consumer and other
loans

Pass
34,623
53,815
66,254
37,800
495
1,636
1,990
196,613
Substandard
- -
1,991
- - - -
1,991
Total
34,623
53,815
68,245
37,800
495
1,636
1,990
198,604
Total

Loans
Pass
395,117
321,394
459,038
269,961
110,155
325,800

39,140
1,920,605
Special Mention
- - - - - - - -
Substandard
- -
1,991
2,312
688
1,714
237
6,942
Doubtful
- - - - - - - -
Total
$
395,117
$
321,394
$
461,029
$
272,273
$
110,843
$
327,514
$
39,377
$
1,927,547

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

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
Correspondent banks
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

Q3 2024 Form 10-Q
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The following

tables include

an aging

analysis of

accruing loans

and total

non-accruing

loans as

of September 30,

2024
and December 31, 2023 (in thousands):

Accruing
As of September 30, 2024 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
843
$ - $ - $
843
$ - $
843
1-4 family residential
229,797
4,017
-
233,814
-
233,814
Condo residential
48,506
- -
48,506
314
48,820
279,146
4,017
-
283,163
314
283,477
Commercial real estate:
Land and construction
38,342
- -
38,342
-
38,342
Multi-family residential
204,298
- -
204,298
-
204,298
Condo commercial
56,921
- -
56,921
-
56,921
Commercial property
795,551
- -
795,551
-
795,551
Leasehold improvements
- - - - - -
1,095,112
- -
1,095,112
-
1,095,112
Commercial and industrial:
Secured
230,202
- -
230,202
420
230,622
Unsecured
15,917
- -
15,917
-
15,917
246,119
- -
246,119
420
246,539
Correspondent banks
103,815
- -
103,815
-
103,815
Consumer and other
196,613
- -
196,613
1,991
198,604
Total
$
1,920,805
$
4,017
$ - $
1,924,822
$
2,725
$
1,927,547

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

Accruing
As of December 31, 2023: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
559
$ - $ - $
559
$ - $
559
1-4 family residential
155,842
711
-
156,553
-
156,553
Condo residential
43,572
3,735
-
47,307
-
47,307
199,973
4,446
-
204,419
-
204,419
Commercial real estate:

Land and construction
33,710
- -
33,710
-
33,710
Multi-family residential
181,287
- -
181,287
-
181,287
Condo commercial
58,106
- -
58,106
-
58,106
Commercial property
772,569
1,890
-
774,459
-
774,459
Leasehold improvements
31
- -
31
-
31
1,045,703
1,890
-
1,047,593
-
1,047,593
Commercial and industrial:

Secured
200,235
29
-
200,264
468
200,732
Unsecured
19,025
- -
19,025
-
19,025
219,260
29
-
219,289
468
219,757

Correspondent banks
114,945
- -
114,945
-
114,945
Consumer and other
191,930
- -
191,930
-
191,930

Total
$
1,771,811
$
6,365
$ - $
1,778,176
$
468
$
1,778,644
Non-accrual Status

The following table

includes the amortized

cost basis of

loans on non-accrual

status and loans

past due over

90 days
and still accruing as of September 30, 2024 and as of

December 31, 2023 (in thousands):

September 30, 2024
Nonaccrual
Loans With
No Related
Allowance
Nonaccrual
Loans With
Related
Allowance
Total Non-
accruals
Loans Past
Due Over 90
Days and Still
Accruing
Residential real estate
$
314
$ - $
314
$ -
Commercial and industrial

-

420

420

-
Consumer and other
-
1,991
1,991
-
Total
$
314
$
2,411
$
2,725
$ -
December 31, 2023
Nonaccrual
Loans With
No Related
Allowance
Nonaccrual
Loans With
Related
Allowance
Total Non-
accruals
Loans Past
Due Over 90
Days and Still
Accruing
Commercial and industrial
$ - $
468
$
468
$ -
Total
$ - $
468
$
468
$ -
Accrued interest

receivable is

excluded from

the estimate

of credit

losses. There

was
no

interest income

recognized
attributable to non-accrual

loans outstanding during

the three months

ended September 30, 2024 and

2023. Interest income
on these loans for

the three months

ended September 30,

2024 and 2023,

would have been

approximately $
24

thousand
and $
12

thousand, respectively, had these loans performed

in accordance with

their original terms.

Interest income on

these

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

loans for

the nine

months ended

September 30, 2024

and 2023,

would have

been approximately

$
44

thousand and

$
28
thousand, respectively,

had these loans performed in accordance with their

original terms.
Collateral-Dependent Loans
A

loan

is

collateral

dependent

when

the

borrower

is

experiencing

financial

difficulty

and

repayment

of

the

loan

is
expected to

be provided

substantially through

the sale

or operation

of the

collateral. There

were
no

collateral dependent
loans as of September 30, 2024, or as of December 31,

2023.

Loan Modifications to Borrowers Experiencing Financial

Difficulties

The following table

presents newly restructured

loans, by type of

modification, which occurred

during the nine

months
ended September 30, 2024 (in thousands):

Recorded Investment Prior to Modification Recorded Investment After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Commercial and industrial
1
$
468
$
468
1
$
468
$
468
Total
1
$
468

$
468
1
$
468
$
468
The

Company

had

no

new

modifications

to

borrowers

experiencing

financial

difficulties

for

the

three

months

ended
September 30,

2024 and

one

new modification

for the

nine months

ended

September 30,

2024.

There were
no

existing
loan modifications that subsequently

defaulted during the three

months and nine

months ended September 30,

2024. The
Company

had

no

new

modification

to

borrowers

experiencing

financial

difficulties

for

the

three

and

nine

months

ended
September 30, 2023. There were
no

existing loan modifications that subsequently

defaulted for the three and nine

months
ended September 30, 2023.
4.

INCOME TAXES

The Company’s provision for income taxes is presented

in the following table for the periods indicated (in thousands):

Nine Months Ended September 30,
2024 2023
Current:
Federal
$ - $ -
State
- -
Total

current
- -
Deferred:
Federal
4,384
3,510
State
1,222
954
Total

deferred
5,606
4,464
Total

tax expense
$
5,606
$
4,464
The actual income tax expense for the nine months

ended September 30, 2024 and 2023 differs

from the statutory tax
expense for the periods (computed by applying the U.S.

federal corporate tax rate of
21
% for both 2024 and 2023

periods
to income before provision for income taxes) as follows

(in thousands):

Nine Months Ended September 30,
2024 2023
Federal taxes at statutory rate
$
4,909
$
3,840
State income taxes, net of federal tax benefit
1,016
795
Bank owned life insurance
(319)
(171)
Other, net
- -
Total

tax expense
$
5,606
$
4,464

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
The Company’s deferred tax assets and deferred

tax liabilities as of the dates indicated were (in thousands):

September 30, 2024 December 31, 2023
Deferred tax assets:
Net operating loss
$
10,562
$
16,430
Allowance for credit losses
5,912
5,410
Lease liability
2,330
2,895
Unrealized losses on available for sale securities
12,881
15,114
Depreciable property
149
203
Equity compensation
906
630
Accruals
417
382
Other, net
61
10
Deferred tax assets:
33,218
41,074
Deferred tax liabilities:
Deferred loan cost
(967)
(553)
Lease right of use asset
(2,330)
(2,895)
Deferred expenses
(298)
(180)
Cash flow hedge
(5)
(85)
Other, net
(78)
(79)
Deferred tax liabilities
(3,678)
(3,792)
Net deferred tax assets
$
29,540
$
37,282
The Company

has approximately

$
37.8

million of

federal

and $
60.5

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
The major tax

jurisdictions where the

Company files income

tax returns are

the U.S. federal

jurisdiction and

the State
of Florida. With few exceptions, the Company is no longer subject to U.S. federal and state income tax return examinations by tax authorities for years before 2020.
For

the

three

months

and

nine

months

ended

September 30,

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024 December 31, 2023
Commitments to grant loans and unfunded lines of credit
$
104,851
$
85,117
Standby and commercial letters of credit
4,507
3,987
Total
$
109,358
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

Interest Rate Swaps Designated as a Cash Flow Hedge
As of September 30,

2024, the Company

had
two

interest rate swap

agreements with a

notional aggregate amount

of
$
50

million that were designated as cash flow hedges of certificates of deposit. The interest rate swap agreements have an average

maturity

of
1.63

years,

a

weighted

average

fixed-rate

paid

of
3.59
%,

and

with

a

weighted

average

3-month
compound SOFR being received.

As of December

31, 2023,

the Company had
two

interest rate swap

agreements with

a notional aggregate

amount of
$
50

million that were designated as cash flow hedges of certificates of deposit. The interest rate swap agreements have an average

maturity

of
2.38

years,

a

weighted

average

fixed-rate

paid

of
3.59
%,

and

with

a

weighted

average

3-month
compound SOFR being received.
The

changes

in

fair

value

on

these

interest

rate

swaps

are

recorded

in

other

assets

or

other

liabilities

with

a
corresponding recognition

in other comprehensive

income (loss)

and subsequently reclassified

to earnings when

gains or
losses are realized.
Interest Rate Swaps Designated as Fair Value

Hedge
During the quarter

ended September 30, 2024,

the Company unwound
four

fair value interest rate

swaps with a

notional
aggregate amount

of $
200

million. The

decision to

unwind these

swaps was

driven by

changes in

interest rate

forecasts
and asset-liability management strategies. The early

termination fee to unwind the

fair value swaps totaled $
3.7

million. The
termination fees

allocated to

each loan

category will

be amortized

over the

remining life

of the

hedge loans

on a

monthly
straight-line basis with full recognition of the unamortized cost upon the early payoff of the hedge

loan. The amortization of
the termination fee

is reflected in

the loan interest income

line in the

statement of operations.

The original maturities of

these
fair

value

interest

swaps

were

between

2025

and

2026.

The

fair

value

interest

rate

swap

agreements

had

an

average
maturity of
1.51

years at the date of termination.
Interest Rate Swaps
The Company enters into interest rate swaps with its loan customers. The Company had
39

and
20

interest rate swaps
with

loan

customers

with

an

aggregate

notional

amount

of

$
143.8

million

and

$
46.5

million

at

September 30,

2024

and
December 31, 2023, respectively.

At September 30, 2024, these

interest rate swaps mature between

2025 and 2051. The

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

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
September 30, 2024:
Derivatives designated as cash flow hedges:
Interest rate swaps
$
50,000
$ -
Other assets
$
18
$ -
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
143,801
$
4,886
Other assets/Other liabilities
$
7,695
$
7,695
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

Q3 2024 Form 10-Q

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
The

following

table

represents

the

Company's

assets

and

liabilities

measured

at

fair

value

on

a

recurring

basis

at
September 30, 2024 and December 31, 2023 for each

of the fair value hierarchy levels (in thousands):

September 30, 2024 December 31, 2023
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
10,733
$ - $
10,733
$ - $
8,173
$ - $
8,173
Collateralized mortgage obligations
-
84,194
-
84,194
-
80,606
-
80,606
Mortgage-backed securities - residential

-
50,762
-
50,762
-
52,187
-
52,187
Mortgage-backed securities - commercial
-
70,333
-
70,333
-
42,764
-
42,764
Municipal securities
-
20,425
-
20,425
-
19,338
-
19,338
Bank subordinated debt securities
-
23,080
-
23,080
-
26,261
-
26,261
Total
-
259,527
-
259,527
-
229,329
-
229,329
Derivative assets
-
7,713
-
7,713
-
4,892
-
4,892
Total assets at fair value
$ - $
267,240
$ - $
267,240
$ - $
234,221
$ - $
234,221
Derivative liabilities $ - $
7,695
$ - $
7,695
$ - $
7,988
$ - $
7,988
Total liabilities at fair value
$ - $
7,695
$ - $
7,695
$ - $
7,988
$ - $
7,988

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments

not carried at fair
value as of September 30, 2024 and December 31, 2023

(in thousands):

Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
September 30, 2024:
Financial Assets:
Cash and due from banks
$
7,084
$
7,084
$ - $ - $
7,084
Interest-bearing deposits in banks
$
31,402
$
31,402
$ - $ - $
31,402
Investment securities held to maturity, net
$
167,001
$ - $
153,125
$ - $
153,125
Loans held for investment, net
$
1,908,295
$ - $ - $
1,924,884
$
1,924,884
Accrued interest receivable
$
10,765
$ - $
1,536
$
9,229
$
10,765
Financial Liabilities:
Demand deposits
$
637,313
$
637,313
$ - $ - $
637,313
Money market and savings accounts
$
1,091,029
$
1,091,029
$ - $ - $
1,091,029
Interest-bearing checking accounts
$
64,333
$
64,333
$ - $ - $
64,333
Time deposits
$
333,942
$ - $ - $
333,659
$
333,659
FHLB advances and other borrowings
$
118,000
$ - $
118,193
$ - $
118,193
Accrued interest payable
$
1,802
$ - $
537
$
1,265
$
1,802
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

Q3 2024 Form 10-Q

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
During the

three

months ended

September 30,

2024, the

Company

repurchased
10,000

shares

of Class

A common
stock

at

a

weighted

average

price

per

share

of

$
11.99
.

The

aggregate

purchase

price

for

these

transactions

was
approximately

$
120

thousand,

including

transaction

costs.

These

repurchases

were

made

pursuant

to

the

Company’s
publicly announced repurchase programs. As of September 30, 2024,
537,980

shares remained authorized for repurchase
under the Company’s

two stock repurchase

programs. During

the nine months

ended September 30,

2023, the Company
repurchased
577,603

shares

of

Class A common

stock

at

a

weighted

average

price

per

share

of

$
9.77
. The

aggregate
purchase price for these transactions was approximately $
6.6

million, including transaction costs.
In

addition,

the

Company

will

provide

prior

notification

to

the

Federal

Reserve

prior

to

effecting

proposed

share
repurchases in new share repurchase programs.
Shares of the Company’s Class A common stock issued and outstanding as of September 30, 2024 and December 31,
2023 were
19,620,632

and
19,575,435
, respectively.

See Note

11, Subsequent Events, for

information regarding issuance

of Class

A common

stock to

employees

in October
2024.
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
As of

September

30,

2024,

the

Company

was

not

subject

to any

formal

supervisory

restrictions

on

its

ability

to pay
dividends

but

will

notify

the

Federal

Reserve

Bank

of

Atlanta

in

advance

of

any

proposed

dividend

to

the

Company's
shareholders in

light of

the Bank's

negative retained

earnings. In

addition, under

applicable FDIC

regulations and

policy,
because the

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

million. The quarterly dividend

for the third quarter

was
$
0.05

per share of Class

A common stock, paid on

September 5, 2024, to

stockholders of record as of

the close of business
on August 15, 2024. The aggregate distribution on connection with the second quarter dividend was $
1.0

million.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q

No

dividends

were

declared

by

the

Board

for

the

stockholders

for

the

three

months

and

nine

months

ended
September 30, 2023.

See Note 11, Subsequent

Events, for information regarding dividends declared in October

2024.

The following table details the dividends declared and paid by the Company during the three months and nine months
ended September 30, 2024:

Declaration Date Record Date

Payment Date Dividend Per Share Dividend Amount
January 22, 2024

February 15, 2024

March 5, 2024

$
0.05
$
1.0

million
April 22, 2024
May 15, 2024
June 5, 2024
$
0.05
$
1.0

million
July 22, 2024
August 15, 2024
September 5, 2024

$
0.05
$
1.0

million
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

above

“well-capitalized”
guidelines as of September 30, 2024 and December 31,

2023. At September 30, 2024, the total

risk-based capital ratios for
the Bank was
13.14
%.
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

The

following

table

reflects

the

calculation

of

net

income

available

to

common

shareholders

for

the

three

and

nine
months ended September 30, 2024 and 2023 (in thousands):

Three Months Ended
September 30,
Nine Months Ended

September 30,
2024 2023 2024 2023
Net Income
$
6,949
$
3,819
$
17,770
$
13,824
Net income available to common shareholders
$
6,949
$
3,819
$
17,770
$
13,824

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
The following table reflects the calculation of basic and diluted earnings per common share class for the three and nine months ended September 30, 2024 and 2023 (in thousands,

except per share amounts):

Three Months Ended September 30,
2024 2023
Class A Class A
Basic EPS
Numerator:
Net income available to common shares

$
6,949
$
3,819
Denominator:
Weighted average shares outstanding
19,621,447
19,542,723
Earnings per share, basic $
0.35
$
0.20
Diluted EPS
Numerator:
Net income available to common shares $
6,949
$
3,819
Denominator:
Weighted average shares outstanding for basic EPS
19,621,447
19,542,723
Add: Dilutive effects of assumed exercises of stock options
203,764
69,174
Weighted avg. shares including dilutive potential common shares
19,825,211
19,611,897
Earnings per share, diluted $
0.35
$
0.19
Anti-dilutive stock options excluded from diluted EPS
-
720,500
Net income has not been allocated to unvested restricted

stock awards that are participating securities

because the amounts that would be allocated are
not material to net income per share of common

stock. Unvested restricted stock awards that are participating securities represent less than one percent
of all of the outstanding shares of common stock

for each of the periods presented.

Nine Months Ended September 30,
2024 2023
Class A Class A
Basic EPS
Numerator:
Net income available to common shares
$
17,770
$
13,824
Denominator:
Weighted average shares outstanding
19,653,103
19,661,685
Earnings per share, basic
$
0.90
$
0.70
Diluted EPS
Numerator:
Net income available to common shares
$
17,770
$
13,824
Denominator:
Weighted average shares outstanding for basic EPS
19,653,103
19,661,685
Add: Dilutive effects of assumed exercises of stock options
108,139
67,496
Weighted avg. shares including dilutive potential common shares
19,761,242
19,729,181
Earnings per share, diluted
$
0.90
$
0.70
Anti-dilutive stock options excluded from diluted EPS
15,000
720,500
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

Q3 2024 Form 10-Q
10.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise in

the ordinary

course of

business. In

the opinion

of
management, none

of these

actions, either

individually or

in the aggregate,

is expected to

have a

material adverse

effect
on the Company’s Consolidated Financial Statements.

11.

SUBSEQUENT EVENTS

Common Stock
During the

month of

October 2024,

the Company

issued
220,000

shares of

Class A

common stock

to employees

as
restricted stock awards pursuant to the Company’s

2015 equity incentive plan. Shares of the

Company’s Class A common
stock issued and outstanding as of October 31, 2024

was
19,840,632
.
Dividends

On October 28,

2024, the Company

announced that its

Board of Directors

declared its fourth

quarterly cash

dividend.
The quarterly

dividend for

the fourth

quarter of

2024 was

$
0.05

per share

of Class

A common

stock and

will be

paid on
December 5, 2024, to stockholders of record as of the close

of business on November 15, 2024.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The

following

discussion

and

analysis

is

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition and results of

operations of the

Company and the Bank,

its wholly owned subsidiary,

as of and for

the three and

nine

months

ended

September 30,

2024.

This

discussion

and

analysis

is

best

read

in

conjunction

with

the

unaudited
consolidated financial statements and related

notes included in this Quarterly

Report on Form 10-Q (“Form

10-Q”) and the
audited consolidated financial

statements and related

notes included in the

Annual Report on

Form 10-K (“2023

Form 10-
K”) filed with the Securities and Exchange Commission

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

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
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
Overview
The Company

reported net

income of

$6.9 million

or $0.35

per diluted

share of

common stock

for the

three

months
ended

September

30,

2024

compared

to

$3.8

million

or

$0.19

per

diluted

share

of

common

stock

for

the

three

months
ended September 30, 2023.

On October 28, 2024, the Company’s

Board of Directors declared its fourth

quarterly cash dividend of $0.05

per share
of the Company’s Class A

common stock. The cash dividend will be paid on December 5, 2024 to shareholders of record at
the close of business on November 15, 2024. The aggregate amount distributed in connection with the three prior quarterly cash dividends paid in 2024 was $3.0 million.
10,000 shares of Class A common stock were repurchased at a weighted average price per share of $11.99 during the third quarter

2024. These repurchases

were made

pursuant to

the Company’s

publicly announced

repurchase programs.
As of September 30, 2024, 537,980 shares remained

authorized for repurchase under the Company’s program

s.
In evaluating our financial

performance, the Company

considers the level of

and trends in net

interest income, the

net
interest

margin,

the

cost

of

deposits

and

borrowings,

levels

and

composition

of

non-interest

income

and

non-interest
expense, performance ratios,

asset quality ratios, regulatory capital ratios, and any

significant event or transaction.
Unless otherwise

stated, all

period comparisons

in the

bullet points

below are

calculated

at or

for the

quarter ended
September 30, 2024 compared to at

or for the quarter ended

September 30, 2023 and as of

September 30, 2024 compared
to December 31, 2023, and annualized where appropriate:
•

Net interest

income for

the three

months ended September

30, 2024

increased $4.1 million

or 29.1%

to $18.1 million
from $14.0 million for the quarter ended September

30, 2023.
•

Net interest margin (“NIM”) was 3.03% for the three months ended September 30, 2024 compared to 2.60% for the
three months ended September 30, 2023.
•

Total assets

were $2.5

billion

at September

30, 2024,

representing

an

increase

of $259.4

million

or 11.6%

from
September 30, 2023 and an increase of $164.9 million

or 9.4% annualized from December 31, 2023.

•

Total

loans

were

$1.9

billion

at

September

30,

2024,

representing

an

increase

of

$254.8

million

or

15.2%

from
September 30, 2023 and an increase of $150.5 million

or 11.3% annualized from December 31, 2023.
•

Total deposits were

$2.1 billion at

September 30,

2024, representing

an increase

of $205.7 million

or 10.7%

from
September 30, 2023 and an increase of $189.5 million

or 13.1% annualized from December 31, 2023.

•

Annualized return on average assets for the quarter ended September 30, 2024 was

1.11%

compared to 0.67% for
the quarter ended September 30, 2023.

•

Annualized

return

on

average

stockholders’

equity

for

the

quarter

ended

September

30,

2024

was

13.38%
compared to 8.19%

for quarter ended September 30, 2023.

•

The ACL to total loans was 1.19% at September 30, 2024 and 1.18% at December 31, 2023.

•

Non-performing loans to total loans was 0.14% at September

30, 2024 and 0.03% at December 31, 2023.

•

At September 30, 2024, the total

risk-based capital ratios

for the Company and

the Bank were 13.22% and

13.14%,
respectively.
•

Tangible book value per

common share (a non-GAAP

measure) was $10.90 at

September 30, 2024, representing
an increase

of $0.66

or 25.6%

annualized from

$10.24 at

June 30,

2024. At September

30, 2024,

tangible book
value per

common share

was negatively

affected by

$1.94 due

to an

accumulated comprehensive

loss of

$38.0

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
million. At

June

30,

2024,

tangible

book

value

per

common

share

was

negatively

affected

by

$2.28

due

to

an
accumulated comprehensive loss

of $44.7

million. See

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

and

operations

are

managed

and

financial

performance

is

evaluated

on

an

overall

Company-wide

basis.
Accordingly, all

the financial service

operations are

considered by management

to be

aggregated in one

reportable operating
segment.
Results of Operations
General
The following

tables present

selected balance

sheet, income

statement, and

profitability ratios

for the

dates indicated
(in thousands, except ratios):
September 30, 2024 December 31, 2023
Consolidated Balance Sheets:
Total

assets
$ 2,503,954 $ 2,339,093
Total

loans
(1)
$ 1,931,362 $ 1,780,827
Total

deposits
$ 2,126,617 $ 1,937,139
Total

stockholders' equity
$ 213,916 $ 191,968
(1)

Loan amounts include deferred fees/costs.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
Three Months Ended
September 30,
Nine Months Ended

September 30,
2024 2023 2024 2023
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 18,109 $ 14,022 $ 50,578 $ 44,192
Total

non-interest income
$ 3,438 $ 2,161 $ 9,113 $ 6,077
Total

non-interest expense
$ 11,454 $ 10,461 $ 34,188 $ 31,089
Net income

$ 6,949 $ 3,819 $ 17,770 $ 13,824
Profitability:
Efficiency ratio
53.16% 64.64% 57.27% 61.85%
Net interest margin

3.03% 2.60% 2.87% 2.84%
The Company’s

results

of

operations

depend

substantially

on

the

levels

of

our

net

interest

income

and

non-interest
income. Other factors contributing

to the results of

operations include our provision for

credit losses, the level

of non-interest
expense, and the provision for income taxes.
Three months ended September 30, 2024 compared to the

three months ended September 30, 2023

Net income

increased to

$6.9 million

for the

three months

ended September 30,

2024
from $3.8

million for

the same
period in 2023. The $3.1 million or 82% increase in net income was attributable to higher interest income from a larger loan portfolio,

net interest

margin expansion,

and

increased activity

in fee

generating

transactions

(wire fees,

gain on

sale

of
loans, SWAP fees, and treasury management

fees) between periods.
Nine months ended September 30, 2024 compared to the

nine months ended September 30, 2023

Net income increased to $1

7.8 million for the nine

months ended September 30,

2024
from $13.8 million for the

same
period in

2023. The $3.9

million or

28.5% increase

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

Q3 2024 Form 10-Q
The following

table contains

information related

to average

balances, average

yields earned

on assets,

and average
costs of liabilities for the periods indicated (dollars in

thousands):
Three Months Ended September 30,
2024 2023
Average (1)
Balance
Interest Yield/Rate (2)
Average (1)
Balance
Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans (3) $ 1,878,230 $ 29,819 6.32% $ 1,610,864 $ 22,523 5.55%
Investment securities (4) 419,315 2,754 2.61% 445,828 2,833 2.52%
Other interest-earnings assets 80,378 989 4.89% 83,479 1,026 4.88%
Total interest-earning assets 2,377,923 33,562 5.61% 2,140,171 26,382 4.89%
Non-interest-earning assets 107,511

110,087

Total assets $ 2,485,434 $ 2,250,258
Liabilities and stockholders' equity

Interest-bearing liabilities:
Interest-bearing checking $ 57,925 411 2.82% $ 52,080 331 2.52%
Saving and money market deposits 1,084,562 10,064 3.69% 1,011,164 8,779 3.44%
Time deposits 325,580 3,391 4.14% 290,272 2,565 3.51%
Total interest-bearing deposits 1,468,067 13,866 3.76% 1,353,516 11,675 3.42%
FHLB advances and other borrowings 156,043 1,587 4.05% 85,326 685 3.19%
Total interest-bearing liabilities 1,624,110 15,453 3.79% 1,438,842 12,360 3.41%
Non-interest-bearing demand deposits 609,456

587,917

Other non-interest-bearing liabilities 45,227 38,598
Total liabilities 2,278,793

2,065,357

Stockholders' equity 206,641 184,901
Total liabilities and stockholders' equity $ 2,485,434

$ 2,250,258

Net interest income $ 18,109 $ 14,022
Net interest spread (5) 1.82% 1.48%
Net interest margin
(6)
3.03% 2.60%
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

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
Nine Months Ended September 30,
2024 2023
Average
Balance
(1)
Interest Yield/Rate
(2)
Average
Balance
(1)
Interest Yield/Rate
(2)
Assets
Interest-earning assets:
Loans
(3)
$ 1,829,593 $ 84,479 6.17% $ 1,576,074 $ 63,081 5.35%
Investment securities
(4)
426,594 8,634 2.70% 430,118 7,501 2.33%
Other interest-earnings assets
101,919 3,953 5.18% 71,514 2,459 4.60%
Total interest-earning assets
2,358,106 97,066 5.50% 2,077,706 73,041 4.70%
Non-interest earning assets
108,902 107,443
Total assets
$ 2,467,008 $ 2,185,149 $
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing checking
$ 55,887 1,171 2.80% $ 54,554 $ 574 1.41%
Money market and savings accounts
1,094,433 30,529 3.73% 949,858 20,532 2.89%
Time deposits
321,470 9,907 4.12% 264,241 5,767 2.92%
Total interest-bearing deposits
1,471,790 41,607 3.78% 1,268,653 26,873 2.83%
Borrowings and repurchase agreements
160,726 4,881 4.06% 80,087 1,976 3.30%
Total interest-bearing liabilities
1,632,516 46,488 3.80% 1,348,740 28,849 2.87%
Non-interest bearing demand deposits
598,294 617,741
Other non-interest-bearing liabilities
37,045 34,492
Total liabilities
2,267,855 2,000,973
Stockholders' equity
199,153 184,176
Total liabilities and stockholders' equity
$ 2,467,008 $ 2,185,149
Net interest income
$ 50,578 $ 44,192
Net interest spread
(5)
1.70% 1.83%
Net interest margin
(6)
2.87% 2.84%
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
Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Net interest income before the provision

for credit losses was $18.1

million for the three months

ended September 30,
2024, an

increase

of $4.1

million or

29.1%,

from

$14.0

million for

the same

period in

2023. This

increase

was

primarily
attributable to higher income from a larger loan portfolio combined with an increase in the weighted average loan yield

.

Net interest margin was 3.03%

for the quarter ended September 30, 2024 and 2.60%

for the same period in 2023. The
volume of

and rates

on loans

and interest-bearing

liabilities both

increased; however,

the volume

of and

yields on

loans
grew at a higher rate, offsetting the increase in deposits

and borrowing costs.
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Net interest income

before the provision

for credit losses

was $50.6 million

for the nine

months ended September

30,
2024, an

increase

of $6.4

million or

14.5%,

from

$44.2

million for

the same

period in

2023. This

increase

was

primarily
attributable to higher income from a larger loan portfolio combined with an increase in the weighted average loan yield.

Net interest margin was 2.87% for the nine

months ended September 30, 2024 and 2.84%

for the same period in 2023.
Loan yields

and the

rate paid

on interest

-bearing

liabilities both

increased; however

,

the interest

-earning

assets balance
was greater than that of interest-bearing liabilities. Therefore the effect of the increase in yields

resulted in a NIM expansion
of 3 bps between periods.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
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
and net charge-offs.
Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The provision

for credit

loss was

$931 thousand

for the

three months

ended September 30,

2024 compared

to $653
thousand for

the same

period in

2023. Growth

in the

loan portfolio

was the

primary driver

of the increase

in the provision
expense during the three months ended September 30,

2024.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The

provision

for

credit

loss

was

$2.1

million

for

the

nine

months

ended

September 30,

2024

compared

to

$892
thousand for

the same

period in

2023. Growth

in the

loan portfolio

was the

primary driver

of the increase

in the provision
expense during the nine months ended September 30, 2024.
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
Three Months Ended September 30, Nine Months Ended September 30,
2024 2023 2024 2023
Service fees
$ 2,544 $ 1,329 $ 6,172 $ 3,707
Gain (loss) on sale of securities available for sale, net
- (955) 14 (976)
Gain on sale of loans held for sale, net
109 255 593 696
Other non-interest income
785 1,532 2,334 2,650
Total

non-interest income
$ 3,438 $ 2,161 $ 9,113 $ 6,077
Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Non-interest income

for the

three months

ended September 30,

2024 increased

$1.3 million

or 59.1% to

$3.4 million,
compared

to

the

same

period in

2023. This

increase

was

primarily

driven

by

growth

in

SWAP loan

fees

reported

under
service fees category,

partially offset by declines in gains on sale of loans and

other non-interest income.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Non-interest income for the nine months ended September

30, 2024 increased $3.0 million or 50.0%, compared

to the
same period in 2023. This increase was

primarily driven by growth in SWAP loan

fees reported under service fees category
and gain on sale of loans, , partially offset by declines in gains on sale of loans and other non-interest income.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Three Months Ended September 30, Nine Months Ended September 30,
2024 2023 2024 2023
Salaries and employee benefits $ 7,200 $ 6,066 $ 20,863 $ 18,325
Occupancy
1,341 1,350 3,921 3,968
Regulatory assessment and fees
452 365 1,361 1,041
Consulting and legal fees
161 513 1,016 1,257
Network and information technology services
513 481 1,499 1,464
Other operating
1,787 1,686 5,528 5,034
Total

non-interest expense
$ 11,454 $ 10,461 $ 34,188 $ 31,089
Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Non-interest expense for the three months ended September 30, 2024 increased $1.0 million or 9.5%, compared to the
same period

in 2023.

The increase

was primarily

driven by

an increase

of $1.1

million in

salaries and

employee benefits
due to management bonus accrual based on the Company’s

performance, and stock-based compensation expense.
Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Non-interest expense for the nine

months ended September 30, 2024 increased $3.1

million or 10.0%, compared to

the
same period

in 2023.

The increase

was primarily

driven by

an increase

of $2.5

million in

salaries and

employee benefits
due to

sales incentives,

management

bonus accrual

based on

the Company’s

performance,

merit

increases,

and stock-
based

compensation

expense.

Regulatory

assessment

and

fees

increased

by

$306

thousand

due

to

FDIC

deposit
insurance. Other operating expenses increased due to

an increase of $153 thousand in audit and tax services.
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
Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Income tax

expense for

the quarter

ended September

30, 2024

was $2.2

million as

compared to

$1.3 million

for the
same period in 2023.

The effective tax rate

for the three months ended

September 30, 2024 was 24.2% compared to

24.7%
for 2023.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Income tax expense

for the

nine months ended

September 30, 2024

was $5.6 million

as compared to

$4.5 million

for
the same

period in

2023. The

effective tax

rate for

the nine

months ended

September 30,

2024 was

24.0% compared

to
24.4% for the same period in 2023.

For

a

further

discussion

of

income

taxes,

see

Note

4

“Income

Taxes”

to

the

unaudited

Consolidated

Financial
Statements in Item 1 of Part I of this Form 10-Q.
Analysis of Financial Condition
Total

assets at

September 30, 2024

were $2.50

billion, an

increase of

$164.9 million,

or 9.4%

annualized, over

total
assets of

$2.34 billion

at December 31,

2023. Total

loans, net

of deferred

fees/costs, increased

$150.5 million,

or 11.3%
annualized,

to

$1.93

billion

at

September 30,

2024

compared

to

$1.78

billion

at

December 31,

2023.

Total

deposits
increased

by

$189.5

million,

or

13.1%

annualized,

to

$2.13

billion

at

September 30,

2024

compared

to

$1.94

billion
December 31, 2023.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
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

corporate securities,

other debt

securities, and
municipal securities all

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
When evaluating AFS

debt securities under

ASC Topic

326, the Company

evaluates

whether the decline

in fair value
is attributable

to credit losses

or other

factors like interest

rate risk,

using both quantitative

and qualitative

analyses, including
company performance analysis, review of credit ratings, vintage bonds, remaining payment terms, prepayment speeds and analysis of macro-economic conditions. Each investment is expected to recover its unrealized loss position over its holding period as it approaches

to maturity and the Company has the intent and ability to hold these securities maturity.

As a result
of this evaluation, the Company concluded that no allowance

was required on AFS securities as of September

30, 2024.
At

quarter

end,

HTM

securities

included

$157.7

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
a $8 thousand allowance

for credit losses (“ACL”)

as of September 30,

2024. The book value

for debt securities

classified
as HTM represents amortized cost less ACL.
AFS and

HTM investment

securities increased

$22.2 million, or

7.3% annualized,

to $426.5 million

at September 30,
2024 from $404.3 million at December 31,

2023. Investment securities increased due

to reinvestment of payments received
and investment of excess

in cash balances into

high credit quality investments

to increase the Company’s

profitability and
modify the

Company’s balance sheet

duration according to

the ALM policy. As

of September 30, 2024,

investment securities
with a

market value

of $69.7 million

were pledged

to secure

public deposits.

The investment

portfolio does

not have

any
tax-exempt securities.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
September 30, 2024 December 31, 2023
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 11,916 $ 10,733 $ 9,664 $ 8,173
Collateralized mortgage obligations
104,228
84,194
103,645
80,606
Mortgage-backed securities - residential
60,390
50,762
63,795
52,187
Mortgage-backed securities - commercial
75,263
70,333
49,212
42,764
Municipal securities
24,945
20,425
25,005
19,338
Bank subordinated debt securities
24,272
23,080
28,106
26,261
$ 301,014 $ 259,527 $ 279,427 $ 229,329
Held-to-maturity:
U.S. Government Agency
$ 42,909 $ 38,965 $ 43,626 $ 38,306
Collateralized mortgage obligations
58,345 52,403 62,735 54,752
Mortgage-backed securities - residential
41,173 38,313 43,784 39,599
Mortgage-backed securities - commercial
15,316 14,563 15,439 14,182
Corporate bonds
9,266 8,881 9,398 8,671
$ 167,009 $ 153,125 $ 174,982 $ 155,510
Allowance for credit losses - securities held-to-maturity (8) (8)

Securities held-to maturity, net of allowance for credit losses
$ 167,001 $ 174,974
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of September 30, 2024 (in thousands,

except yields):

Within 1 year
After 1 year
through 5 years
After 5 years
through 10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - 0.00% $ - 0.00% $ 2,375 3.15% $ 9,541 1.96% $ 11,916 2.19%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 104,228 1.64% 104,228 1.64%
MBS - residential
- 0.00% - 0.00% - 0.00% 60,390 1.84% 60,390 1.84%
MBS - commercial
- 0.00% - 0.00% 4,099 4.70% 71,164 3.40% 75,263 3.47%
Municipal securities

- 0.00% - 0.00% 19,704 1.72% 5,241 1.85% 24,945 1.75%
Bank subordinated debt securities
- 0.00% 1,000 7.99% 23,272 5.07% - 0.00% 24,272 5.19%
$ - $ 1,000 $ 49,450 $ 250,564 $ 301,014 2.45%
Held-to-maturity:
U.S. Government Agency
$ - 0.00% $ 7,945 1.02% $ 20,067 1.42% $ 14,897 2.06% $ 42,909 1.57%
Collateralized mortgage obligations
- 0.00% - 0.00% - 0.00% 58,345 1.66% 58,345 1.66%
MBS - residential
- 0.00% 4,352 1.86% 5,891 1.75% 30,930 2.22% 41,173 2.12%
MBS - commercial
- 0.00% 3,061 1.62% - 0.00% 12,255 2.85% 15,316 2.60%
Corporate bonds
- 0.00% 9,266 2.81% - 0.00% - 0.00% 9,266 2.81%
$ - $ 24,624 $ 25,958 $ 116,427 $ 167,009 1.90%
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

Q3 2024 Form 10-Q
The following table shows the loan portfolio composition

as of the dates indicated (in thousands):

September 30, 2024 December 31, 2023
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 283,477 14.7% $ 204,419 11.5%
Commercial Real Estate
1,095,112 56.8% 1,047,593 58.8%
Commercial and Industrial
246,539 12.8% 219,757 12.4%
Correspondent Banks
103,815 5.4% 114,945 6.5%
Consumer and Other

198,604 10.3% 191,930 10.8%
Total

gross loans
1,927,547 100.0% 1,778,644 100.0%
Plus: Deferred fees/costs 3,815

2,183
Total

loans net of deferred fees/costs
1,931,362 1,780,827
Less: Allowance for credit losses
23,067 21,084
Total

net loans
$ 1,908,295 $ 1,759,743
Total

loans,

net

of

deferred

fees/costs,

increased

by

$150.5 million,

or

11.3%

annualized

to

$1.93

billion,

at
September 30, 2024

compared to

December 31, 2023.

The residential

real estate

loan segment

had the

most significant
growth.

Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately 56.8%

of the

total gross

loan portfolio

as of

September 30, 2024.

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

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments.

The

following

table

shows

maturities

and

sensitivity

to

interest

rate

changes

of

the

loan

portfolio

at
September 30, 2024 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 6,136 $ 69,921 $ 67,027 $ 140,393 $ 283,477
Commercial Real Estate
88,789 304,663 696,167 5,493 1,095,112
Commercial and Industrial
10,396 64,579 125,719 45,845 246,539
Correspondent Banks
103,815 - - - 103,815
Consumer and Other
3,186 2,976 14,144 178,298 198,604
Total

gross loans
$ 212,322 $ 442,139 $ 903,057 $ 370,029 $ 1,927,547
Interest rate sensitivity:
Fixed interest rates
$ 177,851 $ 208,887 $ 184,199 $ 279,696 $ 850,633
Floating or adjustable rates
34,471 233,252 718,858 90,333 1,076,914
Total

gross loans
$ 212,322 $ 442,139 $ 903,057 $ 370,029 $ 1,927,547
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

and tenors and

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

Q3 2024 Form 10-Q
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

September 30, 2024
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 282,909 $ - $ 568 $ - $ 283,477
Commercial Real Estate
1,092,648 - 2,464 - 1,095,112
Commercial and Industrial
244,620 - 1,919 - 246,539
Correspondent Banks
103,815 - - - 103,815
Consumer and Other

196,613 - 1,991 - 198,604
$ 1,920,605 $ - $ 6,942 $ - $ 1,927,547
December 31, 2023
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 204,127 $ - $ 292 $ - $ 204,419
Commercial Real Estate
1,040,032 - 7,561 - 1,047,593
Commercial and Industrial
218,129 - 1,628 - 219,757
Correspondent Banks
114,945 - - - 114,945
Consumer and Other

191,930 - - - 191,930
$ 1,769,163 $ - $ 9,481 $ - $ 1,778,644

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as

of the dates shown (in thousands,

except ratios):
September 30, 2024 December 31, 2023
Non-accrual loans $ 2,725 $ 468
Loans past due over 90 days and still accruing
- -
Total

non-performing loans
$ 2,725 $ 468
Other real estate owned
- -
Total

non-performing assets
$ 2,725 $ 468
Asset quality ratios:
Allowance for credit losses to total loans
1.19% 1.18%
Allowance for credit losses to non-performing loans
846% 4,505%
Non-performing loans to total loans
0.14% 0.03%
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

Q3 2024 Form 10-Q
The following table presents ACL and net charge-offs to average loans by type for the periods indicated (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent

Banks
Consumer
and Other Total
Three Months Ended September 30,
2024

Beginning balance
$ 3,193 $ 10,272 $ 4,747 $ 892 $ 3,126 $ 22,230
Provision for credit losses (1)
760 (86) (96) (69) 322 831
Recoveries
2 - 10 - 1 13
Charge-offs
- - - - (7) (7)
Ending Balance

$ 3,955 $ 10,186 $ 4,661 $ 823 $ 3,442 $ 23,067
Average loans

$ 238,113 $ 1,093,599 $ 238,331 $ 105,388 $ 202,799 $ 1,878,230
Net charge-offs to average loans (3)

(0.00)% - (0.02)% - 0.01% 0.00%
Nine Months Ended September 30, 2024

Beginning balance
$ 2,695 $ 10,366 $ 3,974 $ 911 $ 3,138 $ 21,084
Provision for credit losses (2)
1,252 (180) 666 (88) 318 1,968
Recoveries
8 - 21 - 3 32
Charge-offs
- - - - (17) (17)
Ending Balance

$ 3,955 $ 10,186 $ 4,661 $ 823 $ 3,442 $ 23,067
Average loans
$ 231,947 $ 1,065,280 $ 232,160 $ 102,659 $ 197,547 $ 1,829,593
Net charge-offs to average loans (3)
(0.01)% - (0.02)% - 0.01% 0.00%
(1) Provision for credit losses excludes a $101 thousand expense due to unfunded commitments included in other liabilities and a $1 thousand release related to investment securities held to maturity.
(2) Provision for credit losses excludes $159 thousand expense due to unfunded commitments included in other liabilities.
(3) Annualized.
Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent

Banks
Consumer
and Other Total
Three Months Ended September 30,
2023

Beginning balance
$ 2,673 $ 10,183 $ 2,500 $ 677 $ 2,782 $ 18,815
Provision for credit losses (1)
(162) (84)

738 73 108 673
Recoveries
- - 8 - - 8
Charge-offs
- - - - (3) (3)
Ending Balance

$ 2,511 $ 10,099 $ 3,246 $ 750 $ 2,887 $ 19,493
Average loans
$ 183,643 $ 992,171 $ 179,127 $ 87,847 $ 168,076 $ 1,610,864
Net charge-offs to average loans (4)
- - (0.02)% - 0.01% 0.00%
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
Ending Balance

$ 2,511 $ 10,099 $ 3,246 $ 750 $ 2,887 $ 19,493

Average loans
$ 186,918 $ 980,244 $ 164,466 $ 90,597 $ 153,849 $ 1,576,074
Net charge-offs to average loans (4)
(0.01)% - (0.05)% - 0.04% 0.00%
(1) Provision for credit losses excludes a $17 thousand expense due to unfunded commitments included in other liabilities and a $3 thousand release related to investment securities held to maturity.
(2) Impact of CECL adoption on January 1, 2023.
(3) Provision for credit losses excludes $39 thousand release due to unfunded commitments included in other liabilities and $16 thousand expense due to investment securities held to maturity.
(4) Annualized.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
Bank-Owned Life Insurance
As of September 30,

2024, the combined

cash surrender

value of all

bank-owned life

insurance (“BOLI”)

policies was
$53.0

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
Three Months Ended September 30,
2024 2023
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest-bearing checking $ 609,456 0.00% $ 587,917 0.00%
Interest-bearing checking 57,925 2.82% 52,080 2.52%
Money market and savings deposits 1,084,562 3.69% 1,011,164 3.44%
Time deposits 325,580 4.14% 290,272 3.51%
Total $ 2,077,523 2.66% $ 1,941,433 2.39%
The Company

has a

granular deposit

portfolio with

outstanding balances

comprised of

59% in

commercial

deposits,
31%

personal

deposits,

5%

public

funds

(which

are

partially

collateralized)

and

5%

brokered

deposits.

The

brokered
deposits balance at September 30, 2024 was $100.0

million and $50.0 million at December 31, 2024.

The Company has approximately

20 thousand deposit accounts

with the majority in

personal accounts, approximately
13 thousand or

62.3%. The

estimated average

account size of

our deposit portfolio

was approximately

$104 thousand

as
of September 30, 2024.

The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250

thousand

for

all

deposit
accounts at the Company

per account holder. The total estimated amount

of uninsured deposits was

56% at September 30,
2024 and 53%

at September 30, 2023.

The Company offers Insured

Cash Sweep (“ICS”)

and Certificate of
Deposit Account
Registry Service (“CDARS”) deposit products

to fully insure our clients. The

deposit balance in ICS/CDARS at

quarter end
was $106.0 million at September 30, 2024 and $107.3

million at December 31, 2023.
The following table shows scheduled maturities of uninsured

time deposits as of September 30, 2024 (in thousands):
September 30, 2024
Three months or less $ 33,952
Over three through six months 50,797
Over six though twelve months 10,780
Over twelve months 776
$ 96,305
Other Liabilities
The Company collects from commercial and residential loan

customers funds which are held in escrow for future
payment of real estate taxes and insurance. These escrow

funds are disbursed by the Company directly to the

insurance
companies and taxing authority of the borrower.

Escrow funds are recorded as other liabilities.

As of September 30, 2024 escrow balances totaled $22.5 million compared to $2.3 million at December 31, 2023.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
Borrowings
As

a

member

of

the

FHLB

of

Atlanta,

we

are

eligible

to

obtain

advances

with

various

terms

and

conditions.

This
accessibility of additional

funding allows us

to efficiently and

timely meet both

expected and unexpected

outgoing cash flows
and collateral needs without adversely affecting

either daily operations or the financial condition

of the Company.
As of

September 30, 2024,

we had

$118.0

million of

fixed-rate advances

outstanding from

the FHLB

with a

weighted
average rate of 3.47%. Maturity dates for the advances

range between 2024 to 2028 as detailed in the table below.

The following table presents the FHLB advances as of

September 30, 2024 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
2.05% Fixed March 27, 2025

10,000
1.07% Fixed July 18, 2025 6,000
3.76% Fixed January 24, 2028 11,000
3.77% Fixed April 25, 2028 50,000
3.68% Fixed September 13, 2027 21,000
3.79% Fixed March 23, 2026 20,000
$ 118,000
During the third

quarter 2024, the

Company paid off

the $80.0 million

fixed-rate loan outstanding

from the Bank

Term
Funding Program with an original maturity date of January

10, 2025.

The

Company

has

also

established

Federal

Funds

lines

of

credit

with

our

upstream

correspondent

banks

and

the
Federal

Reserve

Bank

of

Atlanta

Discount

Window

to

manage

temporary

fluctuations

in

our

daily

cash

balances.

As

of
September 30, 2024, there were no outstanding balances

with any of these liquidity sources.
Off-Balance Sheet Arrangements
We engage

in various financial

transactions in

our operations

that, under GAAP,

may not be

included on

the balance
sheet. To

meet the financing needs of our customers,

we may include commitments to extend credit and standby

letters of
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

):
September 30, 2024 December 31, 2023
Commitments to grant loans and unfunded lines of credit $ 104,851 $ 85,117
Standby and commercial letters of credit
4,507 3,987
Total
$ 109,358 $ 89,104
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

Q3 2024 Form 10-Q
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
While some degree of Interest Rate Risk (“IRR”) is inherent to the banking business, we believe our ALCO implements sound risk management practices to identify,

quantify,

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

30, 2024,

we had

a neutral

to slightly

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

favorable
impact to net interest

income when market interest

rates decrease. Many assumptions

are used to calculate

the impact of
interest rate variations on our net interest income, such as asset prepayment speeds,

non-maturity deposit price sensitivity
(betas), pricing correlations, deposit truncations and decay rates, and key interest rate drivers.
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

duration to reduce

asset sensitivity,

or to decrease

asset duration and

increase liability duration

in order
to increase asset sensitivity.
According to our model, as of September 30, 2024, our balance sheet is neutral to slightly asset sensitive for both year one and

year two

under interest

static rate

scenarios (an

increase or

decrease of

400 basis

points). This

means that

the
impact of rates variations will be minimal

to our NIM. Additionally,

utilizing an EVE approach, we analyze

the risk to capital
from

the

effects

of

various

interest

rate

scenarios

through

a

long-term

discounted

cash

flow

model.

This

measures

the
difference

between

the

economic

value

of

our

assets

and

the

economic

value

of

our

liabilities,

which

is

a

proxy

for

our
liquidation value.

According to

our balance

sheet composition,

and as

expected, our

model stipulates

that an

increase in
interest rates will have a

negative impact on the EVE and

lower rates, a positive impact.

Results and analysis are presented
quarterly to the ALCO, and strategies are reviewed and defined.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
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

-

and off-balance sheet obligations.
In managing

inflows and

outflows,

management

regularly

monitors situations

that can

give rise

to increased

liquidity
risk. These

include funding

mismatches, market

constraints on

the ability

to convert

assets (particularly

investments) into
cash or in accessing sources of funds (i.e., market liquidity),

pledging of assets and contingent liquidity events.
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

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
Capital Adequacy
As of

September 30,

2024, the

Bank was

well capitalized

under the

FDIC’s

prompt corrective

action framework.

We
also follow the capital conservation buffer framework, and

as of September 30, 2024, we exceeded the

capital conversation
buffer in

all capital ratios,

according to

our actual ratios.

The following table

presents the capital

ratios for

the Bank at

the
dates indicated (in thousands,

except ratios).
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
September 30, 2024
Total

risk-based capital
$ 257,212 13.14% $ 156,587 8.00% $ 195,733 10.00%
Tier 1 risk-based capital $ 233,606 11.93% $ 117,440 6.00% $ 156,587 8.00%
Common equity tier 1 capital $ 233,606 11.93% $ 88,080 4.50% $ 127,227 6.50%
Leverage ratio $ 233,606 9.28% $ 100,700 4.00% $ 125,874 5.00%
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

Q3 2024 Form 10-Q
Reconciliation and Management Explanation of Non

-GAAP Financial Measures
Management

has

included

these

non-GAAP

measures

because

it

believes

these

measures

may

provide

useful
supplemental information

for evaluating

the Company’s

underlying performance

trends. Further,

management uses

these
measures

in

managing

and

evaluating

the

Company’s

business

and

intends

to

refer

to

them

in

discussions

about

our
operations and performance.

Operating performance

measures should be

viewed in addition

to, and not

as an alternative
to or

substitute

for,

measures

determined

in

accordance

with

GAAP,

and

are

not

necessarily

comparable

to non-GAAP
measures that may be presented by other

companies. The following table reconciles the non-GAAP financial measurement of operating net income available to

common shareholders for the periods presented (in

thousands,

except per share data):
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands)
As of or For the Three Months Ended
9/30/2024 6/30/2024 3/31/2024 12/31/2023 9/30/2023
Pre-tax pre-provision ("PTPP") income:
(1)
Net income $ 6,949 $ 6,209 $ 4,612 $ 2,721 $ 3,819
Plus: Provision for income taxes 2,213 1,967 1,426 787 1,250
Plus: Provision for credit losses 931 786 410 1,475 653
PTPP income $ 10,093 $ 8,962 $ 6,448 $ 4,983 $ 5,722

PTPP return on average assets: (1)

PTPP income $ 10,093 $ 8,962 $ 6,448 $ 4,983 $ 5,722
Average assets $ 2,485,434 $ 2,479,222 $ 2,436,103 $ 2,268,811 $ 2,250,258
PTPP return on average assets (2) 1.62% 1.45% 1.06% 0.87% 1.01%

Operating net income: (1)

Net income $ 6,949 $ 6,209 $ 4,612 $ 2,721 $ 3,819
Less: Net gains (losses) on sale of securities - 14 - (883) (955)
Less: Tax effect on sale of securities - (4) - 224 242
Operating net income $ 6,949 $ 6,199 $ 4,612 $ 3,380 $ 4,532

Operating PTPP income: (1)

PTPP income $ 10,093 $ 8,962 $ 6,448 $ 4,983 $ 5,722
Less: Net gains (losses) on sale of securities - 14 - (883) (955)
Operating PTPP income $ 10,093 $ 8,948 $ 6,448 $ 5,866 $ 6,677

Operating PTPP return on average assets: (1)

Operating PTPP income $ 10,093 $ 8,948 $ 6,448 $ 5,866 $ 6,677
Average assets $ 2,485,434 $ 2,479,222 $ 2,436,103 $ 2,268,811 $ 2,250,258
Operating PTPP return on average assets (2) 1.62% 1.45% 1.06% 1.03% 1.18%

Operating return on average assets: (1)

Operating net income $ 6,949 $ 6,199 $ 4,612 $ 3,380 $ 4,532
Average assets $ 2,485,434 $ 2,479,222 $ 2,436,103 $ 2,268,811 $ 2,250,258
Operating return on average assets (2) 1.11% 1.01% 0.76% 0.59% 0.80%

Operating return on average equity: (1)

Operating net income $ 6,949 $ 6,199 $ 4,612 $ 3,380 $ 4,532
Average equity $ 206,641 $ 197,755 $ 193,092 $ 183,629 $ 184,901
Operating return on average equity (2) 13.38% 12.61% 9.61% 7.30% 9.72%

Operating Revenue: (1)

Net interest income
$ 18,109

$ 17,311

$ 15,158

$ 14,376

$ 14,022

Plus: Non-interest income

3,438 3,211 2,464

1,326

2,161

Less: Net gains (losses) on sale of

securities
- 14 - (883) (955)

Operating revenue
$ 21,547 $ 20,508 $ 17,622 $ 16,585 $ 17,138

Operating Efficiency Ratio: (1)

Total non-interest expense
$ 11,454

$ 11,560

$ 11,174

$ 10,719

$ 10,461

Operating revenue
$ 21,547 $ 20,508 $ 17,622 $ 16,585 $ 17,138

Operating efficiency ratio
53.16% 56.37% 63.41% 64.63% 61.04%
(1)

The Company believes these non-GAAP measurements

are key indicators of the ongoing earnings

power of the Company.
(2)

Annualized.

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands, except per share data)
As of or For the Three Months Ended
9/30/2024 6/30/2024 3/31/2024 12/31/2023 9/30/2023
Tangible book value per common share (at period-end): (1)
Total stockholders' equity $ 213,916 $ 201,020 $ 195,011 $ 191,968 $ 182,884
Less: Intangible assets - - - - -
Tangible stockholders' equity $ 213,916 $ 201,020 $ 195,011 $ 191,968 $ 182,884
Total shares issued and outstanding (at period-end):
Total common shares issued and outstanding 19,620,632 19,630,632 19,650,463 19,575,435 19,542,290
Tangible book value per common share
(2)
$ 10.90 $ 10.24 $ 9.92 $ 9.81 $ 9.36
Operating diluted net income per common share: (1)
Operating net income $ 6,949 $ 6,199 $ 4,612 $ 3,380 $ 4,532
Total weighted average diluted shares of common stock 19,825,211 19,717,167 19,698,258 19,573,350 19,611,897
Operating diluted net income per common share: $ 0.35 $ 0.31 $ 0.23 $ 0.17 $ 0.23
Tangible Common Equity/Tangible Assets (1)

Tangible stockholders' equity
$ 213,916 $ 201,020 $ 195,011 $ 191,968 $ 182,884

Tangible total assets
(3) $ 2,503,954 $ 2,458,270 $ 2,489,142

$ 2,339,093 $ 2,244,602
Tangible Common Equity/Tangible

Assets
8.54% 8.18% 7.83% 8.21% 8.15%
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

Q3 2024 Form 10-Q
Item 3.

Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company,

we are not required to provide the information required

by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the

supervision and with

the participation of

our management, including

our President and

Chief Executive Officer
and our

Chief Financial

Officer,

we evaluated

the effectiveness

of the

design and

operation of

the Company’s

disclosure
controls and

procedures (as

defined in

Rules 13a-15(e)

and 15d-15(e)

under the

Securities Exchange

Act of

1934) as

of
September 30, 2024. Based on

that evaluation, management believes that,

as of the end

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

Q3 2024 Form 10-Q
PART II
Item 1.

Legal Proceedings
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

in the Third

District Court

of Appeal for

the State of

Florida (the “Appellate

Court”)
an appeal (the “Appeal”),

appealing the issuance

of the Order and

seeking a reversal

of the Order.

The Plaintiffs claimed
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

The Plaintiff’s
have requested oral argument.
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

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
(b) Not applicable.
(c) The Company’s repurchases of equity securities

for the quarter ended September 30, 2024 were as follows:
Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced Plans
or Programs (1)
Maximum Number
of Shares that May
Yet Be Purchased
Under Plans or
Programs (1)
Period

July 1 - 31, 2024
10,000 $ 11.99 10,000 537,980
August 1 -31, 2024

- $ - -

537,980
September 1 - 30, 2024
- $ - -

537,980
On April 22, 2024,

the Company announced the adoption

of a second repurchase program

to repurchase up to 500,000
shares

of

Class

A

common

stock,

which

repurchase

program

will

commence

upon

completion

of

its

first

repurchase
program.
Item 3.

Defaults Upon Senior Securities
(a)

Not applicable
(b)

Not applicable
Item 4.

Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)

Not applicable
(b)

Not applicable
(c)

During

the

three

months

ended

September

30,

2024,

none

of

the

Company’s

directors

or

Section

16

reporting
officers
adopted

or
terminated

any Rule 10b5-1

trading arrangement or
non-Rule
10b5-1

trading arrangement (as
such terms are defined in Item 408 of the SEC’s

Regulation S-K).

USCB Financial Holdings, Inc.

Q3 2024 Form 10-Q
Item 6. Exhibits
Exhibit No.
Description of Exhibit
2.1
Agreement and Plan of Share Exchange, dated December 27, 2021, by and between U.S. Century Bank and USCB
Financial Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No.
001-41196) filed with the Securities and Exchange Commission on December 30, 2021).
3.1
Articles of Incorporation, as amended, of USCB Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the
Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-41196) filed with the
Securities and Exchange Commission on August 11, 2023).
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

Q3 2024 Form 10-Q
SIGNATURES
Pursuant to the

requirements of

the Securities Exchange

Act of 1934,

the registrant has

duly caused this

report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President and Chief Executive
Officer

November 12, 2024
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Executive Vice President and Chief Financial
Officer

November 12, 2024
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)