Form 10-K
period 2024-12-31
USCB FINANCIAL HOLDINGS, INC.
filed 2025-03-14
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2024
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
☒

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

Securities Exchange Act of 1934). Yes
☐

No
☒
The aggregate market value of the voting stock held

by non-affiliates of the registrant based on the

closing price of $12.83 per share on June 28,
2024
, the last business day of the registrant’s second quarter, was approximately $
132.3

million (19,630,632 shares issued and outstanding

at
such date less shares held by affiliates). Although directors and executive officers and their affiliates of the Registrant were assumed to be
“affiliates” of the Registrant for purposes of the calculation,

the classification is not to be interpreted as an admission

of such status.
As of February 28, 2025, the registrant had had
20,053,025

shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders (the “2025

Proxy Statement”) are incorporated by
reference into Part III of this report.

FORM 10-K
DECEMBER 31, 2024

Cautionary Note Regarding Forward-Looking Statements
PART I
4
Item 1.
Business
4
Item 1A.
Risk Factors
21
Item 1B.
Unresolved Staff Comments
47
Item 1C.
Cybersecurity
47
Item 2.
Properties
49
Item 3.
Legal Proceedings
49
Item 4.
Mine Safety Disclosures
50
PART II
51
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
51
Item 6.
Reserved
53
Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations
54
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
76
Item 8.
Financial Statements and Supplementary Data
77
Consolidated Balance Sheets
79
Consolidated Statements of Operations
80
Consolidated Statements of Comprehensive Income

(Loss)
81
Consolidated Statements of Changes in Stockholders’ Equity
82
Consolidated Statements of Cash Flows
83
Notes to the Consolidated Financial Statements
85
Item 9.
Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
124
Item 9A.
Controls and Procedures
124
Item 9B.
Other Information
124
Item 9C.

Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
125
PART III
126
Item 10.
Directors, Executive Officers and Corporate Governance
126
Item 11.
Executive Compensation
126
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
126
Item 13.
Certain Relationships and Related Transactions, and Director Independence
126
Item 14.
Principal Accountant Fees and Services
126
PART IV
127
Item 15.
Exhibits and Financial Statement Schedules
127
Item 16.
Form 10-K Summary
129
Exhibit Index
128
Signatures

USCB Financial Holdings, Inc.

2024 10-K

CAUTIONARY NOTE REGARDING FORWARD

-LOOKING STATEMENTS
This

Annual

Report

on

Form

10-K

contains

statements

that

are

not

historical

in

nature

are

intended

to

be,

and

are
hereby identified as, forward-looking

statements for purposes of

the safe harbor provided by

Section 21E of the Securities
Exchange

Act

of

1934,

as

amended

(“Exchange

Act”).

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

USCB Financial

Holdings, Inc.

has filed

or will

file with

the SEC

and, for

periods
prior to

the completion of

the bank holding

company reorganization in

2021, U.S.

Century Bank filed

with the

Federal Deposit
Insurance Corporation (“FDIC”).

USCB Financial Holdings, Inc.

2024 10-K

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

.

As of

December 31,

2024, the

Company

had total

consolidated

assets

of $2.6
billion.
U.S. Century Bank (the “Bank”)

commenced operations in October

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

2021. Pursuant to the Share Exchange
Agreement, on the Effective

Date each issued and outstanding

share of the Bank’s

Class A common stock was

converted
into and exchanged

for one share

of the Company’s Class

A common stock.

As a result,

the Bank became

the wholly owned
subsidiary

of

the

Company,

the

Company

became

the

holding

company

for

the

Bank

and

the

stockholders

of the

Bank
became stockholders of the Company.
Prior to the Effective Date, the Bank’s Class A common stock was registered under Section 12(b) of the Exchange Act,
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
In this Annual Report on Form 10-K, unless the context indicated otherwise, references to “we,” “us,”, and “our” refer to the Company and the Bank,

as the context dictates. However, if the discussion

relates to a period before

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

2024 10-K

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
2024, the Bank continued to be

a Preferred Lending Partner with the

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
•
Jurist Advantage and Private Client

Group services:

Our Jurist Advantage and Private

Client Group vertical
provides customized

banking solutions

for law

firms as

well as

their partners,

associates, staff,

and high

net
worth clients.

We also leverage

our relationships with

our law

firm clients to

generate personal deposit

accounts.
• Correspondent Banking services:

Our Global Banking

vertical provides correspondent

banking services for
banks

headquartered

in

certain

Latin

America

and

the

Caribbean

countries.

We

also

cross-sell

our
correspondent

banking

relationships

to

generate

international

personal

banking

clients

for

our

Bank.

Our
compliance team is experienced in issues related to correspondent banking, and we have frequent and regular open communication with our correspondent bank clients to ensure proper compliance controls are maintained at such institutions.
•
Medical

Advantage:
MD
Advantage

was

launched

in

2024;

this

vertical

provides

concierge-level

banking
services to physicians,

dentists, and veterinarians.
MD
Advantage products and

services were designed

to cater
to the complex banking requirements of medical professionals.
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

ultimately,

our Board of Directors (“Board”).
Deposit Products
We offer

traditional deposit

products, including

commercial and

consumer checking

accounts, money

market deposit
accounts, savings accounts, and

certificates of deposit

with a

variety of terms

and rates, as

well as a

robust suite of

treasury,
commercial payments, and cash management services. Additionally,

we offer insured cash sweep (“ICS”) and certificate of
deposit account

registry service

(“CDARS”) deposit

products that

are FDIC-insured

for our

clients. Furthermore,

we offer
deposit products

for municipalities

and

other public

entities. Our

deposit products

are mainly

offered

across

our primary
geographic footprint.

USCB Financial Holdings, Inc.

2024 10-K

Title Services
Florida

Peninsula

Title

LLC

is

a

subsidiary

of

the

Bank

that

offers

our

clients

title

insurance

policies

for

real

estate
transactions

closed

at

the

Bank.

Licensed

in the

State

of Florida

and

approved

by the

Florida

Department

of Insurance
Regulation, Florida Peninsula

Title LLC began operations

in 2021. Our

title service business not

only provides diversification
for non-interest income but also provides our clients with access to tile insurance services.

Seasonality
We do not believe our business to be seasonal

in nature.
Markets
Our

primary

banking

market

is

South

Florida.

South

Florida

has

rapidly

emerged

as

a

top

destination

for

financial
institutions,

driven

by

a

combination

of

factors

that

foster

economic

growth

and

stability.

The

region

offers

a

low-tax
environment, a robust business infrastructure, and access to a diverse talent pool. With a thriving

real estate market, strong
international

trade

connections,

and

an

increasing

concentration

of

tech

and

finance

sectors,

South

Florida

provides

a
dynamic ecosystem for financial services. Additionally,

the region's strategic location as a gateway to Latin America further enhances

its appeal

for corporations

looking

to strengthen

global

connectivity

and investment

opportunities.

We

believe
Florida offers

long-term attractive

banking opportunities.

Our largest

concentration is

in the

Miami metropolitan

statistical
area; however, we are

also focused on

growth in

other urban Florida

markets in which

we have a

presence, such as

Broward
and Palm Beach counties.

According to the

United States

Census Bureau’s

estimate, Florida

was the third

most populous state

in the country

in
2024 and the three largest population

centers were in Miami-Dade, Broward, and Palm

Beach counties (all located in South
Florida).

According

to

estimates

from

the

United

States

Census

Bureau,

Florida’s

population

increased

to

23.4

million
residents, an increase of 1.8 million new residents

or 8.5% from April 2020 to July 2024.

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

Emerging Growth Company
We are an “emerging growth

company,”

or “EGC”, as defined in the Jumpstart

Our Business Startups Act of 2012 (the
“JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies

that are not EGCs, including,

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

(ii) the last day of the first fiscal year in

which the Company's annual

USCB Financial Holdings, Inc.

2024 10-K

gross revenues exceed $1.235 billion, (iii) the date that

the Company becomes a “large accelerated filer” as defined in

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
Human Capital Resources
We respect

the values and

diversity exhibited

throughout our organization

and the community.

Diversity is an

integral
part of

our organization’s

culture. We

seek the

active engagement

and participation

of people

with diverse

backgrounds.
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
We value and promote diversity in

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
At December 31, 2024,

we had 199

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

USCB Financial Holdings, Inc.

2024 10-K

Century Bank and are qualified

in their entirety by reference

to the actual laws and

regulations. You

should refer to the full
text of the statutes, regulations, and corresponding guidance for more information.
2018 Regulatory Reform
In May 2018

the Economic

Growth, Regulatory

Relief and

Consumer Protection

Act (the “2018

Act”), was

enacted to
modify or remove

certain financial reform

rules and regulations, including

some of those

implemented under the

Dodd-Frank
Wall Street Reform

and Consumer Protection

Act (“Dodd-Frank Act”) enacted

in 2010. While the 2018

Act maintains most
of the

regulatory

structure established

by the

Dodd-Frank Act,

it amends

certain aspects

of the

regulatory framework

for
small depository institutions with assets of less than $10.0 billion and for large banks with assets of more than $50.0

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

$10.0 billion by instructing

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

person

or

entity

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

USCB Financial Holdings, Inc.

2024 10-K

of financial

stress or

adversity and

should maintain

the financial

flexibility and

capital-raising capacity

to obtain

additional
resources for

assisting its subsidiary

banks. Under

this requirement,

USCB Financial

Holdings, Inc.

in the future

could be
required to provide financial assistance

to U.S. Century Bank should

it experience financial distress.

Such support may be
required at times when, absent this statutory and Federal Reserve policy requirement, a bank holding company may not be inclined or able to provide it. A bank holding company’s

failure to meet its obligations to serve as a source of strength to its
subsidiary banks will

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
the FDIC and the FOFR.
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

USCB Financial Holdings, Inc.

2024 10-K

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

rating, and certain

past due loans

which are assigned

a 150% risk

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
risk-weight. In covering off

-balance sheet items, direct

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

capital;

however, community banks
and their holding companies (if any) were allowed to make a

one-time irrevocable opt-out election to continue to treat AOCI the same

as under

the old

regulations for

regulatory capital

purposes. This

election was

required to

be made

on the

first
call report

filed after

January 1,

2015. We

made the

opt-out election.

Additionally,

the rules

also permit

community banks
with less than $15.0 billion in total assets to continue to count certain non-qualifying capital instruments issued prior to May
19, 2010 as Tier 1 capital, including trust preferred securities and cumulative perpetual preferred stock (subject to a limit of
25% of Tier 1 capital). However, non-qualifying

capital instruments issued on or after May 19, 2010 do not qualify for Tier 1 capital treatment. At December 31, 2024, we had no

such investments.
In May 2016,

amendments to the

Federal Reserve’s SBHC Policy

became effective which increased

the asset threshold
to qualify to utilize the

provisions of the SBHC

Policy from $500.0

million to $1.0 billion.

Subsequently,

as part of the

2018
Act, the

threshold

was

increased

to

$3.0

billion.

Bank

holding companies

which

are subject

to the

SBHC

Policy

are not

USCB Financial Holdings, Inc.

2024 10-K

subject to compliance with

the regulatory capital requirements

described above until they

exceed $3.0 billion in

assets. As
a consequence, as of December

31, 2024, USCB Financial Holdings, Inc.

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

assets, off

-balance

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

2024 and

2023, the

U.S. Century

Bank qualified

as a

“well capitalized”

institution. See

Note 15
“Regulatory Matters”

of the Consolidated

Financial Statements

included in

Item 8

of this

Annual Report

on Form

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
At December 31, 2024, U.S. Century Bank was deemed to be a “well-capitalized” institution for purposes of the prompt corrective action regulations and as such is not subject

to the above mentioned restrictions.
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

loans,

as

defined

in

the

banking

agencies

guidance,

representing

300%

or

more

of

total
capital and the outstanding balance of the

institution’s commercial real estate portfolio has increased by 50% or more in the
prior 36 months, may be identified for further supervisory

analysis of a potential concentration

risk.

USCB Financial Holdings, Inc.

2024 10-K

As of December

31, 2024, our

ratio of construction

loans to total

risk-based capital

was 23%,

and therefore,

we were
under

the

100%

threshold

set

forth

in

clause

(iii)

in

the

paragraph

above.

However,

with

respect

to

clause

(iv)

in

the
paragraph above, as

of December

31, 2024, our

ratio of total

commercial real

estate loans

to total risk-based

capital was
366% and the outstanding balance of

the institution’s commercial real estate portfolio increased by 50% or more in the prior
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

concentration, the Bank

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
corrective action

regulations, the

Federal Reserve

may prohibit

a bank

holding company

from paying

any dividends

if the
holding company’s bank subsidiary is classified

as “undercapitalized.” See “- Prompt Corrective Action”

above.
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

USCB Financial Holdings, Inc.

2024 10-K

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

(such as the Company) and any

companies which are controlled by such holding
company

are

affiliates

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
other

transactions

and

requires

that

all

transactions

be

on

terms

substantially

the

same,

or

at

least

as

favorable

to

the
insured financial institution, as

those provided to

a non-affiliate. The term “covered

transaction” includes the making

of loans
to, purchase of

assets from

and issuance of

a guarantee to

an affiliate

and similar

transactions. Section

23B transactions
also include

the provision

of services

and the

sale of

assets by

an insured

financial

institution to

an affiliate.

In addition,
loans or other

extensions of

credit by the

financial institution

to the affiliate

are to be

collateralized in

accordance with

the
requirements set for in Section 23 of the Federal Reserve

Act.
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

31, 2024, the Bank was in compliance with the above

restrictions.
FDIC Deposit Insurance
The FDIC is

an independent

federal agency

that insures the

deposits of federally

insured depository

institutions up

to
applicable limits. The FDIC also has certain regulatory,

examination and enforcement powers with respect to FDIC-insured

USCB Financial Holdings, Inc.

2024 10-K

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
Under the current

system, deposit

insurance assessments

are based

on a bank’s

assessment base,

which is

defined
as average total assets minus

average tangible equity.

For established small institutions,

such as the Bank, the

FDIC sets
deposit

assessment

rates

based

on

the

Financial

Ratios

Method,

which

takes

into

account

several

ratios

that

reflect
leverage, asset quality,

and earnings at

each individual institution

and then applies

a pricing multiplier that

is the same for
all institutions. An

institution’s rate

must be within

a certain minimum

and a certain

maximum, and the

range varies based
on the

institution’s

composite CAMELS

rating. The

deposit insurance

assessment

is calculated

by multiplying

the bank’s
assessment base

by the

total base

assessment rate.

Assessment rates

for most

insured depository

institutions with

less
than $10.0 billion of assets range from 2.5 to 32 basis points of each institution’s total assets less tangible

capital.
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

USCB Financial Holdings, Inc.

2024 10-K

As a member

of the FHLB

of Atlanta, we are

required to own

capital stock in

the FHLB in

an amount at

least equal to
0.07% (or

7 basis

points), which

is subject

to annual

adjustments, of

the Bank’s

total assets

at the

end of

each calendar
year (up

to a

maximum of

$18.0 million),

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

Section 326.8 of the FDIC’s regulations
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

Laws, such

as the

USA PATRIOT

Act enacted

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

This information must

be verified within

a reasonable time.

Furthermore, all customers

must be

screened
against any CIP-related government

lists of known or suspected

terrorists or other “sanctioned”

persons. In May 2018, the
U.S. Treasury’s

Financial Crimes

Enforcement Network,

or FinCEN,

issued a

final rule

under the

BSA requiring

banks to
identify and verify

the identity of

the natural persons

behind their customers

that are legal

entities—the beneficial

owners.
The

Anti-Money

Laundering

Act

of

2020

(the

“AML

Act”)

and

within

the

AML

Act,

the

Corporate

Transparency

Act

(the
“CTA”),

was enacted in

January 2021. The

AML Act is

intended to be

a comprehensive

reform and modernization

to U.S.
bank

secrecy

and

anti-money

laundering

laws.

Among

other

things,

it

codifies

a

risk-based

approach

to

anti-money
laundering compliance

for financial

institutions; requires the

development of

standards for evaluating

technology and

internal
processes

for BSA

compliance;

expands

enforcement-

and investigation

-related

authority,

including

increasing

available
sanctions

for

certain

BSA

violations

and

instituting

BSA

whistleblower

incentives

and

protections.

The

CTA

establishes

USCB Financial Holdings, Inc.

2024 10-K

uniform beneficial

ownership reporting

requirements for

corporations, limited

liability companies,

and other similar

entities
formed or registered to do business in the United States. The CTA authorizes FinCEN to collect that information and share
it with

authorized government authorities

and financial institutions,

subject to

effective safeguards and

controls. In December
2024,

a

nationwide

injunction

was

granted,

blocking

the

enforcement

of

the

CTA

pending

the

adjudication

of

the
constitutionality

of

the

CTA.

In

late

January

2025,

the

United

States

Supreme

Court

reversed

the

U.S.

district

court’s
preliminary injunction staying the CTA.

However, a separate nationwide

stay of the CTA

issued earlier in January 2025 by
another U.S.

district court

was not

affected

by the

Supreme Court’s

action. In

mid-February

2025, the

U.S.

district court
stayed the preliminary relief granted

in its early January

2025, order, including the nationwide stay

of the CTA.

On February
19, 2025, FinCEN published an

updated alert stating that,

in view of the U.S. district

court’s decision, beneficial

ownership
information

reporting

requirements

under

the

CTA

will

be

in

effect.

FinCEN

generally

extended

the

deadline

for

most
reporting companies filing initial, updated

and corrected beneficial ownership

reports to March 21, 2025

(30 calendar days
from

February

19,

2025).

Subsequently,

on

March

2,

2025,

the

U.S.

Treasury

announced

that

it

was

suspending
enforcement

of

the

CTA

against

domestic

reporting

companies

and

their

beneficial

owners.

The

U.S.

Treasury

also
announced

that

it

would

be

proposing

revised

rules

applicable

to

foreign

reporting

companies

only.

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

USCB Financial Holdings, Inc.

2024 10-K

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
Financial Privacy and Cybersecurity
Banking organizations

are

subject to

many federal

and state

laws and

regulations

governing the

collection,

use and
protection of customer information.

Under the privacy protection

provisions of the GLB

Act and related laws

and regulations,
including Florida laws, we are limited in our ability

to disclose non-public information about consumers

to nonaffiliated third
parties. These

limitations

require

disclosure

of

privacy

policies to

consumers

and,

in

some

circumstances,

require

us to
allow

consumers

to

prevent

disclosure

of

certain

personal

information

to

a

nonaffiliated

third

party

and

to

not

disclose
account numbers or

access codes to

non-affiliated third parties for

marketing purposes. Federal

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

USCB Financial Holdings, Inc.

2024 10-K

The Volcker Rule
The Dodd-Frank Act

prohibits (subject to

certain exceptions) us

and our

affiliates from engaging

in short term

proprietary
trading in securities and derivatives and from investing

in and sponsoring certain investment companies defined

in the rule
as “covered

funds” (including

not only

hedge funds,

commodity pools

and private

equity funds,

but also

a range

of asset
securitization structures

that do not

meet exemptive

criteria in the

final rules). This

statutory provision

is commonly

called
the “Volcker Rule.” At December 31, 2024, we are not

subject to the Volcker Rule because of our asset

size, which is below
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

in
acting

on

expansionary

proposals

such

as when

a bank

submits

an

application

to establish

bank

branches,

merge

with
another bank,

or acquire

the assets

and assume

the liabilities

of another bank.

An unsatisfactory

CRA and/or

fair lending
record could

substantially delay or

block any

such transaction.

The regulatory agency's

assessment of

the institution's

record
is made available to

the public at

www.ffiec.gov/craratings.

Following its most

recent CRA performance

evaluation in April
2023, the Bank received an overall rating of "Satisfactory."
In October 2023, the

federal banking agencies jointly issued

a final rule to

revise the regulations implementing the

CRA.
The final rule took effect on April 1, 2024, with staggered compliance dates; the applicability date for most of the provisions is January

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

than $600.0 million as

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

USCB Financial Holdings, Inc.

2024 10-K

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

Federal and state

regulatory agencies

also periodically propose

and adopt changes

to their regulations

or
change the manner

in which existing

regulations are

applied or

interpreted. The

substance or

impact of pending

or future
legislation or regulation, or

the application thereof, cannot

be predicted, although enactment

of proposed legislation has

in
the past

and may

in the

future affect

the regulatory

structure under

which we

operate and

may significantly

increase our
costs, impede the efficiency

of our internal business

processes, require us to

increase our regulatory

capital or modify our
business

strategy,

or

limit

our

ability

to

pursue

business

opportunities

in

an

efficient

manner.

Our

business,

financial
condition, results

of operations

or prospects

may be

adversely affected,

perhaps materially,

as a

result of

any such

new
legislation or regulations.
Federal Securities Laws and the Sarbanes-Oxley Act
USCB Financial Holdings, Inc.’s Class A

common stock is registered with

the SEC under Section

12(b) of the Securities
Exchange Act of 1934. USCB Financial

Holdings, Inc. is subject to the

proxy and tender offer rules, insider trading reporting
requirements and restrictions, and certain other requirements under the Exchange Act.
As a public company,

USCB Financial Holdings, Inc. is also subject to

the Sarbanes-Oxley Act of 2002 (“SOA”), which
is applicable to all companies,

both U.S. and non-U.S., that

file periodic reports under

the Exchange Act. The stated

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

the Company’s quarterly

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

of their ICFR.

The Company meets

the amended definition

of an accelerated

filer as of

January 1, 2025
and would normally be required to provide an attestation report from its independent auditor assessing the effectiveness of
its ICFR. However, as long it is an eligible emerging growth company,

such auditor attestation requirement will not apply to
the Company.

However, the

Bank remains subject

to independent auditor

attestation required

under FDIC regulations

set
forth at 12 C.F.R.

§363.3(b).

USCB Financial Holdings, Inc.

2024 10-K

Available Information
Our website

address is

www.uscentury.com.

Our electronic

filings with

the FDIC

(prior to

the bank

holding company
reorganization) and the SEC (including

all Annual Reports on

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

2024 10-K

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
•

Our concentration of real estate loans in a limited market

area exposes us to lending risks.
•

The small- to medium-sized businesses

to which we lend may have

fewer resources to weather adverse

business
developments, which may impair a borrower's ability to

repay a loan.
•

Inflationary pressures and rising prices may affect

our results of operations and financial condition.
•

The soundness of other financial institutions could adversely affect us.
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

USCB Financial Holdings, Inc.

2024 10-K

•

Correspondent banking is an important part of our business,

which creates increased BSA/AML risk.

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
•

Our current and future uses of Artificial Intelligence (AI)

and other emerging technologies may create additional
risks.
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

USCB Financial Holdings, Inc.

2024 10-K

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

As a public company,

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
•

Significantly heightened regulatory and

supervisory expectations and scrutiny

in the United States have

increased
our

compliance,

regulatory,

and

other

risks

and

costs

and

subject

us

to

legal

and

regulatory

examinations,
investigations, and enforcement actions.

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
•

Increasing scrutiny

and evolving

expectations from

customers, regulators,

investors, and

other stakeholders

with
respect to our environmental, social

and governance practices may

impose additional costs on

us or expose us to
new or additional risks.
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

USCB Financial Holdings, Inc.

2024 10-K

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

risk that a downturn in the

local economy or recession in

this area could result in

a decrease in
loan originations and increases in delinquencies and foreclosures, which would have a greater negative effect on us than if our lending were more geographically diversified. Additionally, the COVID-19 pandemic accelerated the adoption of remote work

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

in Gaza and the

level
of oil and

natural gas

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

USCB Financial Holdings, Inc.

2024 10-K

Our concentration of real estate loans in a limited

market area exposes us to lending risks.
At December 31, 2024,

approximately $1,426 million,

or 72.6%, of our

total loan portfolio, was

secured by real

estate,
in particular commercial real

estate, most of which is

located in our primary

lending market area of

the Miami metropolitan
statistical

area.

Future

declines

in

the

real

estate

values

in

our

primary

lending

market

and

surrounding

markets

could
significantly impair

the value

of the

particular real

estate collateral

securing our

loans and

our ability

to sell

the collateral
upon

foreclosure

for

an

amount

necessary

to

satisfy

the

borrower’s

obligations

to

us.

This

could

require

increasing

our
allowance for credit

losses to address

the decrease in

the value of

the real estate

securing our loans,

which could have

a
material adverse effect on our business, financial

condition, results of operations, and growth prospects.
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
The inflationary

outlook in

the United

States remains

uncertain. As

of December

31, 2024,

the consumer

price index
was 2.9% year-over-year. While this

is a significant reduction to the rate of inflation experienced in 2022 and 2023, it is still above the FRB’s targeted rate. The risks to

our business from inflation depend on the

durability of the inflationary pressures
in our markets. Although

the FRB has reduced

the federal funds rate

three times in 2024,

no assurance can

be given that
it will

continue to

do so.

At the

end of

January 2025,

the FRB

determined not

to reduce

the federal

funds rate.

The resurgence
of elevated levels

of inflation could

lead the FRB

to cease reducing

its benchmark rate

or potentially starting

to increase it
again which could,

in turn, increase

the borrowings costs

of our customers,

making it more

difficult for them

to repay their
loans or

other obligations.

Elevated interest

rates

may be

needed to

tame inflationary

price pressures,

which

could also
push down asset prices, including collateral values, and weaken economic activity.

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

The soundness of other financial institutions could

adversely affect us.
Our

ability

to

engage

in

routine

funding

and

other

transactions

could

be

adversely

affected

by

the

actions

and
commercial soundness

of other

financial institutions.

Financial services

companies are

interrelated as

a result

of trading,
clearing,

counterparty

or

other

relationships.

We

have

exposure

to

different

industries

and

counterparties,

and

through
transactions

with

counterparties

in

the

financial

services

industry,

including

brokers

and

dealers,

commercial

banks,
investment

banks,

and

other

institutional

clients.

Defaults

by,

or

even

rumors

or

questions

about,

one

or

more

financial
institutions or market utilities, or

the financial services industry generally, may lead to market-wide liquidity problems, losses
of depositor,

creditor

and

counterparty

confidence

and

losses

or defaults

by us

or by

other institutions.

These

losses

or
defaults

could

have

a

material

adverse

effect

on

our

business,

financial

condition,

results

of

operations

and

growth
prospects. Additionally,

if our

competitors were

extending credit

on terms

we found

to pose

excessive risks,

or at interest
rates which we believed

did not warrant the

credit exposure, we may not

be able to maintain

our business volume and

could
experience deteriorating financial performance.

USCB Financial Holdings, Inc.

2024 10-K

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
of operations.

There have

been, and

may be

in the

future, changes

with respect

to U.S.

and international

trade policies,

legislation,
treaties

and

tariffs,

embargoes,

sanctions

and

other

trade

restrictions.

In

early

February,

the

new

U.S.

administration
imposed

through

executive

orders

a

new

tariff

policy,

imposing

a

25%

duty

on

merchandise

imports

from

Mexico

and
Canada

alongside

a

10%

tariff

on

Chinese

imports.

The

executive

orders

included

an

exemption

for

Canadian

energy
resources, subject to a reduced 10% tariff. The tariffs were set to take effect on February 4,

2025, but following discussions
between the United States and each

of Canada and Mexico, the U.S.

administration agreed to a pause of

at least 30 days
in the implementation of the duties. The tariffs on China went into effect as scheduled on February 4, 2025. This led to 10%
to

15%

retaliatory

tariffs

on

U.S.

energy

and

farm

machinery

imports

being

imposed

by

China

on

February

9,

2025.
Subsequently,

the U.S. administration

announced the

United States would

impose a

25% tariff

on all imports

of steel and
aluminum,

coming

into force

in

mid-March

2025.

In

addition,

an

additional

10%

tariff

was

announced

to

be

imposed

on
China in

early March

2025.

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

imposed, and may

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

USCB Financial Holdings, Inc.

2024 10-K

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
LIBOR (the London

InterBank Offered

Rate) was

used as a

reference rate for

certain of the

Corporation’s adjustable-
rate loans and

bonds. In 2017,

the U.K. Financial

Conduct Authority, which regulates LIBOR,

announced that the

publication
of LIBOR would not be guaranteed beyond 2021. In December 2020, the administrator of LIBOR announced its intention to
(i) cease

the publication

of the

one-week

and two-month

U.S. dollar

LIBOR after

December 31,

2021, and

(ii) cease

the
publication of all other

tenors of U.S.

dollar LIBOR (one, three,

six and 12

month LIBOR)

after June 30,

2023. The remaining
synthetic LIBOR was published for the last time

as of September 30, 2024.

Synthetic LIBOR was a temporary measure

to
allow entities to transition to alternative risk-free reference rates.
There are ongoing efforts to establish an alternative

reference rate. The Federal Reserve Board, in conjunction with the
Alternative

Reference

Rates

Committee,

a

steering

committee

comprised

of

large

U.S.

financial

institutions,

supports
replacing

LIBOR

with

SOFR

(Secured

Overnight

Financing

Rate),

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

2024 10-K

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
During 2022 and 2023, the Federal

Open Market Committee (the “FOMC”)

increased certain benchmark interest

rates
to reduce the rate of

inflation to the extent necessary

to reduce inflation to

the rate that the

FOMC believes is appropriate.
All

of

these

increases

were

expressly

made

in

response

to

inflationary

pressures.

In

2024,

the

FOMC

decreased

such
benchmark

rates three

times.

However,

there can

be no

assurances

as to

any future

FOMC

action, including

whether

it
continues to decrease

the federal funds

rate or implements

increases. In late

January 2025, the

FOMC determined to

not
change the federal funds rate at 4.25% to 4.5%.

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

the increases in our

deposit rates while
maintaining

an

acceptable

level

of

deposits.

Due

to

competitive

pressures

in

2023,

we

increased

the

rates

paid

on

our
interest-bearing deposits such that

our weighted average cost

of deposits increased from

0.62% for 2022

to 3.04% for

2023.
However,

in 2024,

in light

of the

FOMC’s actions

to decrease

the federal

funds rate

three times,

we decreased

the rates
paid on our interest-bearing deposits. As a result,

while the overall funds increased, the cost of it

increased at a lesser pace
when compared to the

increase in cost of

deposits from 2022 to

2023. Finally,

we cannot provide

any assurances that

we
can maintain our current levels of noninterest-bearing deposits as customers may seek higher-yielding products due to the
increased interest rates being paid on deposits currently,

as compared to 2023 and 2022.
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
.
Ongoing

U.S.

debt

ceiling

and

budget

deficit

concerns

have

increased

the

possibility

of

additional

credit-rating
downgrades

and

economic

slowdowns,

or

a

recession

in

the

United

States.

Although

U.S.

lawmakers

have

passed
legislation

in the

past to

raise the

federal debt

ceiling

on multiple

occasions,

including

the most

recent

increase

in June
2023, ratings agencies have lowered

or threatened to lower the long-term

sovereign credit rating on the

United States. On
January 1,

2025, the

extension of

the debt

ceiling limit

effected in

June 2023

expired. The

debt ceiling

was reinstated

on
January 2, 2025,

at $36.1 trillion,

a figure reflecting

the total federal

debt accumulated

by that date.

In late January

2025,
the U.S.

Treasury

began employing

various

measures,

such as

suspending

investments

in federal

retirement funds

and
halting the issuance of certain securities, to continue financing government operations. There are proposals to increase the
debt ceiling limit by $4.0 trillion, subject to agreements on other matters including extending $4.5 trillion in tax cuts from the
2017 Tax

Cuts and Jobs

Act (set to

expire in 2025)

and implementing

$2 trillion in

mandatory spending

reductions over a
decade.

The

impact

of

this

or

any

further

downgrades

to

the

U.S.

government’s

sovereign

credit

rating

or

its

perceived
creditworthiness could adversely

affect the U.S.

and global

financial markets and

economic conditions. These

developments
could cause interest

rates and borrowing

costs to rise

(unless the Federal

Reserve re-initiates

quantitative easing),

which
may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal

government to shut down for periods

of time. Continued adverse political and

economic
conditions could have a material adverse effect

on our business, financial condition and results of operations.
Our allowance for credit losses may not be sufficient

to absorb potential losses in our loan portfolio.

We

maintain

an

allowance

for

credit

losses

that

represents

management's

judgment

of

probable

losses

and

risks
inherent in our loan portfolio.

The level of the allowance

reflects management's continuing

evaluation of general economic

USCB Financial Holdings, Inc.

2024 10-K

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

50% or more during the preceding 36

USCB Financial Holdings, Inc.

2024 10-K

months.

At

December

31,

2024,

our

total

commercial

investor

real

estate

loans,

including

loans

secured

by

apartment
buildings, commercial real estate, and construction and

land loans represented 366% of the Bank’s

total risk-based capital
and the growth in the commercial real estate portfolio exceeded 50% over the preceding 36 months. The particular focus of
the guidance is on exposure to commercial

real estate loans that are dependent

on the cash flow from the real estate

held
as collateral and that

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

do not
follow

the

SBA

guidelines

in

originating

loans

and

if

our

loan

review

and

audit

programs

fail

to

identify

and

rectify

such
failures, the

SBA may

reduce or,

in some

cases, refuse

to honor

its guarantee

obligations and

we may

incur losses

as a
result.

USCB Financial Holdings, Inc.

2024 10-K

Correspondent banking is an important part of our

business, which creates increased BSA/AML risk.
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

greater

money

laundering

risk

to

their

respective

U.S.

bank
correspondent(s). Because

of the

large amount

of funds,

multiple transactions,

and our

potential lack

of familiarity

with a
foreign correspondent financial institution's customers, these customers may be able to more easily

conceal the source and
use of

illicit

funds.

Consequently,

we

may

have

a

higher

risk

of

non-compliance

with

the

Bank

Secrecy

Act of

1970,

as
amended

(“BSA”)

and

other

anti-money

laundering

(“AML”)

rules

and

regulations

due

to

our

correspondent

banking
relationships with foreign

financial institutions. Additionally,

international private banking

places additional pressure

on our
policies, procedures

and systems

for complying

with the

BSA, and

AML statutes

and regulations

as well

as the

recently
enacted CTA.

Our failure to strictly adhere

to the terms and requirements

of our OFAC

license or our failure to

adequately
manage our

BSA/AML compliance

risk in

light of

our correspondent

banking relationship

with foreign

financial institutions
and international private banking could result in regulatory or other actions being taken against us, including the imposition of

civil

money

penalties,

formal

agreements

and

cease

and

desist

orders.

Furthermore,

failure

to

meet

regulatory
requirements could require us to incur additional significant costs in order to bring our BSA/AML processes and procedures
into compliance, negatively

impact our reputation,

and have a

material adverse

effect on

our business, financial

condition
and results of operations.

In recent

years, sanctions

that the

regulators have

imposed on

banks that

have not

complied with

all BSA

and AML
requirements have been

especially severe. In

order to comply

with regulations, guidelines

and examination procedures

in
this area, we have

dedicated significant resources to our BSA/AML process

and procedures. If our policies, procedures and
systems

are deemed

deficient,

we could

be

subject

to

liability,

including

fines

and

regulatory

actions

such

as additional
restrictions on our ability to pay

dividends and the necessity to obtain

regulatory approvals to proceed with

certain aspects
of our business plan, such as acquisitions.
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

liens

on

specified

collateral

of

the

borrowers

and

we

may

not

obtain

or

properly
perfect our liens or the value

of the collateral securing any

particular loan may not be sufficient

to protect us from suffering
a partial or complete

loss if the loan

becomes non-performing and

we proceed to foreclose

on or repossess

the collateral.

With

respect

to

loans

that

we

originate

for

condominium

or

homeowners'

associations

(“Associations”),

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

2024 10-K

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

In

addition,

there

are

legal

fees
associated

with

the

resolution

of

problem

assets

as

well

as

carrying

costs

such

as

taxes,

insurance,

and

maintenance
related to OREO.

If we experience

increases in non-performing

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

USCB Financial Holdings, Inc.

2024 10-K

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
We have several

large depositor relationships,

the loss of which

could force us to

fund our business

through
more expensive and less stable sources.

Withdrawals of deposits by any

one of our largest depositors

could force us to

rely more heavily on more expensive

and
less

stable

funding

sources.

Consequently,

the

occurrence

of

such

event

could

have

a

material

adverse

effect

on

our
business, financial condition and results of operations. At

December 31, 2024, our top 10 depositors held

16.7% of our total
portfolio. As of December

31, 2024, 45% of

our deposits are estimated

to be FDIC-insured. At such

date, our public funds
are 5% of total deposits and are partially collateralized. The estimated average account size of our deposit portfolio is $105 thousand.

In

addition,

the

Bank

was

considered

a

“well

capitalized”

institution

as

of

December 31,

2024

and

2023.
Consequently,

the occurrence of

such event could have

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

USCB Financial Holdings, Inc.

2024 10-K

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

We believe that we

have sufficient capital

to meet our capital

needs for our current

growth plans. However,

we expect
that we would need to raise additional capital,

in the form of debt or equity securities,

in the future to have sufficient capital
resources

to

meet

our

longer-term

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

USCB Financial Holdings, Inc.

2024 10-K

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

USCB Financial Holdings, Inc.

2024 10-K

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

Aguilera, our Chairman, President,

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

USCB Financial Holdings, Inc.

2024 10-K

We must respond to rapid technological changes

to remain competitive.

We will have to continue to respond

to future technological changes, which are occurring at a

rapid pace in the financial
services industry

in order

to remain

competitive. We

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

continues to

undergo

rapid

technological

changes

with

frequent

introductions

of new
technology-driven

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
to

community

banks,

such

as

internet

banking

and

remote

deposit

capture

that

allow

smaller

banks

to

compete

with
institutions that have

substantially greater resources to

invest in technological

improvements. We may not

be able, however,
to effectively

implement new

technology-driven

products

and services

or be

successful

in marketing

these products

and
services to our customers.
Our current and

future uses of artificial

intelligence (AI) and other

emerging technologies may create additional
risks.
The increasing adoption of AI in financial services

presents significant opportunities but also introduces a range of risks
that

could

impact

our

operations,

regulatory

compliance,

and

customer

trust.

AI

introduces

model

risk,

where

flawed
algorithms or

biased data could

result in inaccurate

credit decisions,

compliance violations,

or discriminatory

outcomes in
lending or customer

service. Cybersecurity

threats, such

as data breaches,

adversarial attacks,

and data poisoning,

pose
significant challenges,

particularly as these

systems handle

large volumes of

sensitive customer

information. Additionally,
the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.

Operational risks also arise from potential system failures, over-reliance on AI, and integration challenges with existing
infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring, and customer support.

Ethical and reputational

risks, including

unintended consequences

or perceived unfairness

in AI-driven
decisions,

may

erode

customer

trust

and

expose

us

to

regulatory

scrutiny.

Mitigating

these

risks

requires

a

robust
governance

framework,

regularly

testing

and

auditing

of

AI

models,

and

strong

human

oversight.

Investments

in
cybersecurity, data

privacy protections, and employee training are critical

to managing these risks.
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

USCB Financial Holdings, Inc.

2024 10-K

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

USCB Financial Holdings, Inc.

2024 10-K

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

Revenue Code,

as 1986, as

amended.

Future changes in

tax law or

changes in ownership

structure could
limit our ability to utilize our recorded net deferred tax assets.

USCB Financial Holdings, Inc.

2024 10-K

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
As a public company, we may not efficiently or effectively create an effective internal control environment, and any future

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

the SOA and

other rules that

govern public companies

that we previously

were not required

to
comply with

as a

private company.

In particular,

we are

required to

certify our

compliance with

Section 404

of the

SOA,
which requires

us to

annually

furnish

a report

by management

on the

effectiveness

of our

internal

control

over

financial
reporting. When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate

in time to meet the applicable

deadline imposed upon us for

compliance with the requirements

of
Section 404

of the SOA.

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

time, we may not

be able to ensure

that we will be able

to conclude on an ongoing

basis that we
have effective

internal controls

over financial

reporting in

accordance with

Section 404

of the

SOA. We

cannot be

certain
as to

the

timing

of completion

of

our

evaluation,

testing,

and

any

remediation

actions

or

the

impact

of

the

same

on

our
operations. If we fail to adequately comply with the requirements of Section 404 of the SOA, we may be subject to adverse
regulatory consequences and there

could be a

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

the

SOA

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

or at

all, that

our internal

control over

financial reporting

is effective

as required

by Section

404 of

Sarbanes-
Oxley. If we identify one or

more material weaknesses, it could result in an adverse reaction in the financial markets due to
a loss of confidence in the reliability of our financial statements.

USCB Financial Holdings, Inc.

2024 10-K

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
The BSA, the

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

with the

BSA and

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

USCB Financial Holdings, Inc.

2024 10-K

Significantly

heightened

regulatory

and

supervisory

expectations

and

scrutiny

in

the

United

States

have
increased

our

compliance,

regulatory,

and

other

risks

and

costs

and

subject

us

to

legal

and

regulatory
examinations, investigations, and enforcement actions.
The regulatory and political environment has generally been challenging for

U.S. financial institutions, which have been
subject to

increased regulatory

scrutiny,

including in

the wake

of the failures

of several

regional banks

and other

banking
stresses in recent periods. The

general heightened scrutiny and expectations from

regulators could lead to a more

stringent
regulatory posture by the regulators, investigations and other inquiries, as well as remediation requirements, regulatory and operational

restrictions,

more

regulatory

or

other

enforcement

proceedings,

civil

litigation

and

substantial

compliance,
regulatory and other risks and costs.

Our regulators have broad powers

and discretion under their supervisory

authority. A
failure to comply

with regulators’ expectations and

requirements, even if inadvertent,

or to resolve

any identified deficiencies
in

a

timely

and

sufficiently

satisfactory

manner

to

regulators,

could

result

in

increased

regulatory

oversight;

material
restrictions,

including,

among

others,

imposition

of

limitations

on

capital

distributions

or

other

business

activities

or
operations; enforcement proceedings; penalties; and

fines. Responding to regulatory inquiries

and proceedings can be

time
consuming and

costly and

divert management

attention from

our other

business activities.

As a result

of these

regulatory
efforts and pressures,

like many other

financial institutions, from

time to time,

we may be

subject to public

and non-public
written

agreements,

cease

and

desist

orders,

consent

orders,

memoranda

of

understanding

or

other

enforcement

or
supervisory actions by our regulators.
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

Tier

1 leverage

ratio

of

4% or

more. Institutions

must

also

maintain

a capital

conservation

buffer
consisting of

common equity

Tier

1 capital

(which amount

(2.5%) is

reflected above

in the

CET1, Tier

1 and

total capital
ratios). In addition

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
In addition, in the current economic

and regulatory environment bank regulators

may impose capital requirements that
are

more

stringent

than

those

required

by

applicable

existing

regulations.

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

USCB Financial Holdings, Inc.

2024 10-K

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

and the
United States

has entered

into international

agreements in

an attempt

to reduce

global temperatures,

such as

reentering
the Paris Agreement.

Further,

the U.S. Congress,

state legislatures and

federal and state

regulatory agencies

continue to
propose numerous

initiatives to

supplement the

global effort

to combat

climate change,

including provisions

contained in
the Inflation Reduction Act

of 2022. Furthermore, additional

initiative may be undertaken

in the future, including potentially
increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios

and systemic risk assessments,

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
Overall, climate change, its effects

and the resulting unknown impact

could have a material adverse

effect on our financial
condition and results of operations.
Increasing scrutiny

and evolving expectations

from customers,

regulators, investors,

and other stakeholders
with respect to our environmental, social and

governance practices may impose additional

costs on us or expose
us to new or additional risks.
Companies have

faced and

may continue

to face

increased scrutiny

from customers,

regulators, investors,

and other
stakeholders related

to their

environmental, social,

and governance

(“ESG”) practices

and disclosure.

Investor advocacy
groups,

investment

funds,

and

influential

investors

are

also

increasingly

focused

on

these

practices,

especially

as

they
relate

to

the

environment,

health

and

safety,

diversity,

labor

conditions,

and

human

rights.

Increased

ESG-related
compliance costs

could result

in increases

to our

overall operational

costs. Failure

to adapt

to or

comply with

regulatory

USCB Financial Holdings, Inc.

2024 10-K

requirements, or

investor or

stakeholder expectations

and standards,

could negatively

impact our

reputation, ability

to do
business with certain partners, and our stock price.

Recent

changes

in

the

regulatory

landscape

under

the

new

U.S.

administration

have

moved

toward

a

reduction

in
emphasis on certain ESG priorities, particularly

around climate change and diversity, equity, and inclusion (“DEI”). This shift is leading to

the rollback of

regulations that mandate specific

disclosures and operational practices

in these areas.

However,
some

stakeholder

groups

continue

to

demand

greater

transparency

and

action,

resulting

in

a

complex

and

potentially
conflicting environment for

companies. If

regulatory enforcement of

ESG-related policies becomes

less stringent,

companies
may

face

reputational

risks

if

their

practices

are

seen

as

insufficient

or

inconsistent

with

broader

societal

expectations,
especially related to DEI and environmental stewardship. As a result, navigating this evolving regulatory and public opinion landscape may require us to balance compliance with regulatory requirements against maintaining investor,

customer, and
stakeholder trust.
Risks Related to Our Class A Common Stock
Our ability to pay dividends is subject to restrictions.
Holders of our Class A common stock

are only entitled to receive cash dividends when, as

and if declared by our Board
out of funds

legally available

for dividends.

The Company

is a bank

holding company

that conducts

substantially all

of its
operations through the Bank,

which is a legal entity

separate and distinct from

the Company.

As a result, our ability

to pay
dividends

on

our

common

stock

will substantially

depend

upon

the

receipt

of

dividends

and

other

distributions

from

the
Bank,

the

profitability

of

which

is

subject

to

the

fluctuating

cost

and

availability

of

money,

changes

in

interest

rates

and
economic conditions in general. There

are numerous laws and banking

regulations and guidance that limit

the Bank's ability
to

pay

dividends

to

us

and

our

ability

to

pay

dividends

on

our

common

stock.

The

Bank

may

not

pay

dividends

to

the
Company without the prior

approval of the FDIC. Similarly,

we have agreed to notify

the Federal Reserve before

declaring
and paying any dividends on our Class A common stock.
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

stock, our amended Articles

of Incorporation, except as

otherwise may be approved
by the Board or

except for transfers by

our Significant Investors, prohibits

any direct or indirect

transfer of stock

or options

USCB Financial Holdings, Inc.

2024 10-K

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

of operations
•

we

are

exempt

from

the

requirements

to

obtain

an

attestation

and

report

from

our

auditors

on

management’s
assessment of our internal control over financial reporting

under the SOA;
•

we are permitted to have less extensive disclosure about our executive compensation arrangements; and
•

we

are

not

required

to

give

our

shareholders

non-binding

advisory

votes

on

executive

compensation

or

golden
parachute arrangements.
We may

continue to

take advantage

of some

or all

of the

reduced regulatory

and reporting

requirements that

will be
available to

us as

long as

we continue

to

qualify

as an

emerging

growth

company.

We

will remain

an emerging

growth
company until the

earliest to occur

of (i) the

last day of

the first fiscal

year in which

our annual gross

revenues exceed $1.235
billion, (ii) the date that the market

value of our Class A common stock

that is held by non-affiliates

exceeds $700.0 million
as of the

last business day in

June of that

year, (iii) the date on

which we have, during

the previous three-year period, issued
more than $1.0 billion

in non-convertible debt, or

(iv) the end of fiscal

year following the fifth

anniversary of the completion
of our initial public offering (which will be December

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

L.P.

and Patriot Financial

Partners Parallel II, L.P.

(collectively,

"Patriot"), and Priam

Capital Fund II,
LP

("Priam,"

and

together

with

Patriot,

the

"Significant

Investors").

As

of

February

28,

2025

Patriot

and

Priam

own
approximately 22.4% and 22.5%, respectively, of our outstanding shares of Class A common stock. In addition, Patriot and
Priam are

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

USCB Financial Holdings, Inc.

2024 10-K

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

which includes the Change in Bank
Control Act

and the

Bank Holding

Company Act.

These laws

could delay

or prevent

an acquisition.

Also, for

preservation
and continued availability of our "deferred tax assets," our amended Articles of Incorporation prohibits any direct or indirect
transfer of stock or options to acquire stock to any person who, as a result of the transfer,

would own 4.95% or more of our
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

2024 10-K

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

(“Cybersecurity

Assessment”)

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

(“TSPs”) to ensure that

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

2024 10-K

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
Annually, or as required, the RMCD

provides a comprehensive report

to the Board or

a designated committee regarding
the status

of

the

cybersecurity

program
. This

report

encompasses

internal

assessments,

utilization

of

the

Cybersecurity
Assessment, discussion

of significant

program matters

such as

the annual

risk assessment,

risk management

decisions,
monitoring of

service provider

compliance, results

of key

controls testing,

security breaches

or violations,

management's
responses, and recommendations for program enhancements.
Engagement with Third Party Vendors
The engagement

of third-party

providers

involves potential

risks

that may

impact

strategic, reputational,

operational,
transaction,

credit,

financial,

technology

and

compliance

considerations.

Third-party

providers

whose

services

involve
transmittal,

storage

and

processing

of

non-public

personal

information

represent

a

greater

level

of

compliance

risks,
specifically as

it relates

to compliance

requirements of the

Gramm Leach Bliley

Act (GLBA)

regulation and applicable

Privacy
Laws and Regulations.

The Bank has

developed general guidelines for

the identification, risk assessment, monitoring

and management of

risks
associated to the engagement of third-party providers

or vendors.
Certain

aspects

of

the

risk

assessment

process

may

require

the

involvement

of

the

compliance

officer,

technology
officers, finance

officers,

internal auditors,

and legal

counsel to

identify potential

risks that

may arise

from the

third-party
engagement as

well as

identify performance

criteria, internal

controls, reporting

needs and

any contractual

requirements
that should be implemented for the ongoing assessment and

control of risks that derive from the third-party

engagement.
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
Annually,

or

as

required,

the

RMCD

will

provide

a

comprehensive

report

to

the

Board

or

a

designated

committee
regarding

the

status

of

the

cybersecurity

program.

This

report

will

encompass

internal

assessments,

utilization

of

the
Cybersecurity Assessment, and discussion of other significant program matters.

As of the end of

the reporting period set

forth in this Annual

Report on Form 10-K,

there is no knowledge

or indication
that

customer

sensitive

information

was

compromised

as

a

result

of

third-parties’

system

vulnerabilities.

Management
continues to monitor developments and vendor communications.

USCB Financial Holdings, Inc.

2024 10-K

Item 2.

Properties
The Company’s corporate

offices

are headquartered at

2301 N.W.

87th Avenue, Doral,

Florida 33172. The

Company,
through the Bank,

operates 10 banking

centers in South

Florida within Miami-Dade and

Broward counties. Of

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

Oral argument was

heard before the

Court on January

14, 2025. On

February 18,

2025, the

Appellate Court

affirmed
the lower court's ruling and dismissed

the lawsuit, in favor of the Defendants

(the “Dismissal”).

The Plaintiffs have the right
to appeal the

Dismissal,

but they have not done so as of the date of the

filing of this Annual Report on Form 10-K.
The Company believes

that the positions

in the Appeal

are legally

and factually without

merit, and it

intends to vigorously
defend against

any appeal

of the

Dismissal of

the Appeal

,

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

USCB Financial Holdings, Inc.

2024 10-K

There can be no

assurance that any

future legal proceedings

to which we are

a party will not

be decided adversely

to
our interests and have a material adverse effect

on our financial condition and operations.
Item 4.

Mine Safety Disclosures
Not applicable.

USCB Financial Holdings, Inc.

2024 10-K

PART II
Item 5.

Market

for

Registrant’s

Common

Equity,

Related

Stockholder

Matters

and

Issuer

Purchases

of

Equity
Securities
(a)

Market Information
In July

2021, the Bank’s

Class A common

stock began trading

on the

Nasdaq Stock Market

under ticker

symbol “USCB”.

Effective December

30, 2021,

the Company

acquired all

issued and

outstanding shares

of Class

A common

stock of
the

Bank

in

connection

with

the

bank

holding

company

reorganization.

Each

of

the

outstanding

shares

of

the

Bank’s
common

stock

formerly

held

by

its

shareholders

was

converted

into

and

exchanged

for

one

newly

issued

share

of

the
Company’s common stock. The Company’s Class A common stock is also listed on the Nasdaq Stock Market and uses the
same ticker symbol.

The listing of our Class

A common stock on the

Nasdaq Stock Market has

resulted in a more active

trading market for
our Class A common

stock. However, we cannot assure investors that

a liquid trading market

for our Class A

common stock
will be sustained.
Prior

to

our

listing

on

the

Nasdaq

Stock

Market

there

was

not

an

established

public

trading

market

for

the

Class

A
common shares. The

following table shows

the quarterly high and

low closing prices

of our Class A

common stock traded
on the Nasdaq Stock Market for the last two fiscal years

:
Stock Price
High Low
Quarter Ended:
March 31, 2023 $ 12.71 $ 9.89
June 30, 2023 $ 10.94 $ 8.86
September 30, 2023 $ 12.09 $ 10.31
December 31, 2023 $ 12.65 $ 10.11
March 31, 2024 $ 12.44 $ 10.85
June 30, 2024 $ 12.83 $ 10.25
September 30, 2024 $ 16.66 $ 11.99
December 31, 2024 $ 20.78 $ 14.16
As of

December 31, 2024,

our Class

B common

stock is

not listed

or traded

on any

stock exchange

and no

shares were
issued and outstanding at such date.
Holders
As

of

January

31,

2025,

the

Company’s

Class

A

common

shares

were

held

by

approximately

526

shareholders

of
record,

not including

the number

of persons

or entities

whose stock

is held

in nominee

or “street”

name through

various
brokerage firms and banks.
Dividends
As a bank holding company, the Company’s ability to declare and pay dividends depends on various federal regulatory considerations, including

the guidelines

of the Federal

Reserve regarding

capital adequacy

and dividends.

The Company
has agreed to provide notice to the Federal Reserve prior to paying any cash dividends on its Class A common stock.
Because we are

a bank holding

company and currently do

not engage directly in

business activities of a

material nature,
our ability to pay dividends

to our shareholders depends,

in large part, upon

our receipt of dividends

from the Bank, which
is also subject to

numerous limitations on

the payment of dividends

under federal and state

banking laws, regulations

and
policies. The Bank cannot

declare and pay and

cash dividends to

the Company without receiving

the prior approval of

the
FDIC.
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

USCB Financial Holdings, Inc.

2024 10-K

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
2024, with the cumulative total return

of (a) the Nasdaq Bank Index

(b) the NASDAQ ABA Community Bank

Index, and (c)
the Nasdaq

Composite Index

over the same

period. This

graph assumes

the investment

of $100

in our Class

A common
stock at the closing sale price of $10.82 per share on

July 23, 2021, and assumes the reinvestment of dividends.

The comparisons shown

in the graph

below are based

upon historical data.

We caution that

the stock price

performance
shown in the graph below is not indicative of, nor is it intended to forecast, the potential future performance of our common
stock.
07/23/2021 12/31/2021 12/31/2022 12/31/2023 12/31/2024
USCB Financial Holdings, Inc. (USCB) $ 100 $ 140 $ 122 $ 123 $ 166
NASDAQ Bank (BANK) $ 100 $ 115 $ 94 $ 88 $ 102
NASDAQ ABA Community Bank (QABA) $ 100 $ 114 $ 101 $ 96 $ 106
NASDAQ Composite (IXIC) $ 100 $ 107 $ 71 $ 102 $ 130
Recent Sales of Unregistered Securities
The Company did not sell any of its equity securities during

2024 that were not registered under the Securities

Act.
Purchases of Equity Securities by Issuer and Other Affiliates

USCB Financial Holdings, Inc.

2024 10-K

On January 24,

2022, the Board

of Directors approved

the first share

repurchase program

of up to

750,000 shares

of
Class A common stock. On April

22, 2024 the Board of

Directors approved the second share repurchase

program of up to
500,000 shares of

Class A common

stock. Under the

repurchase programs,

the Company may

purchase shares

of Class
A

common

stock

on

a

discretionary

basis

from

time

to

time

through

open

market

repurchases,

privately

negotiated
transactions, or otherwise

in compliance with

Rule 10b-18 under

the Exchange Act.

As of December

31, 2024, the

Company
had

repurchased

712,020

shares

of

Class

A

common

stock

under

the

first

program

and

no

shares

under

the

second
repurchase

program.

The

Company

did

not

repurchase

any

of

its equity

securities

for

the

quarter

ended

December

31,
2024.

As

of

December

31,

2024,

537,980

shares

remained

authorized

for

repurchase

under

the

Company’s

two

stock
repurchase programs.
Item 6.

Reserved

USCB Financial Holdings, Inc.

2024 10-K

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

Management’s

discussion

and

analysis

of

financial

condition

and

results

of

operations

analyzes

the

consolidated
financial condition and results of operations of the Company and the Bank, its wholly owned subsidiary, for the years ended
December

31, 2024

and

2023. This

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

2024 10-K

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

“seek,” “continue,”

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

the Effective
Date, the Bank filed with the FDIC.

Non-GAAP Financial Measures
This Annual Report on Form 10-K includes

financial information determined by methods

other than in accordance with
generally

accepted

accounting

principles

(“GAAP”).

This

financial

information

includes

certain

operating

performance
measures. Management has included these non-GAAP

measures because it believes these measures may

provide useful
supplemental information

for evaluating

the Company’s

underlying performance

trends. Further,

management uses

these
measures

in

managing

and

evaluating

the

Company’s

business

and

intends

to

refer

to

them

in

discussions

about

our
operations and performance.

Operating performance

measures should be

viewed in addition

to, and not

as an alternative

USCB Financial Holdings, Inc.

2024 10-K

to or

substitute

for,

measures

determined

in

accordance

with

GAAP,

and

are

not

necessarily

comparable

to non-GAAP
measures

that

may

be

presented

by

other

companies.

To

the

extent

applicable,

reconciliations

of

these

non-GAAP
measures to the most directly

comparable GAAP measures can be found

in the ‘Non-GAAP Reconciliation Tables’ included
in this Annual Report on form 10-K.
Overview
For the year ended December 31, 2024, the Company reported net income of

$24.7 million compared with net income
of

$16.5 million for the year ended December 31,

2023.

In

evaluating

our

financial

performance,

we

consider

the

level

of

and

trends

in

net

interest

income,

the

net

interest
margin, the

cost of

deposits, growth

and composition

of our

loan portfolio,

levels and

composition of

non-interest income
and non-interest

expense,

performance

ratios,

asset

quality ratios,

regulatory

capital

ratios,

and any

significant

event or
transaction.
The following significant highlights are of note for the year ended December 31, 2024:
•

On January 29,

2024, the Company

announced that its

Board of Directors

had adopted a

quarterly cash dividend
program. The quarterly dividend for all quarters in 2024 was $0.05 per share of Class A common stock.
•

Net interest

income before

provision for

credit losses

totaled $69.9

million, an

increase of

$11.4 million

or 19.4%,
compared to $58.6 million for the year ended December

31, 2023.

•

Net interest

margin (“NIM”)

was 2.94%

for the

year ended

December 31, 2024

, an

improvement from

2.79% for
the year ended December 31, 2023.

•

Total assets grew to

$2.6 billion at December

31, 2024, an increase

of $242.1 million

or 10.4%, compared

to $2.3
billion at December 31, 2023.
•

Total loans held for investment

grew to $2.0 billion at

December 31, 2024, an

increase of $192.0 million or

10.8%,
compared to $1.8 billion at December 31, 2023.
•

Return on average assets for the year ended December

31, 2024 was 0.99% compared to 0.75% for 2023.
•

Return on average stockholders’ equity

for the year ended December 31, 2024 was 12.11% compared

to 8.99% for
2023.
•

Nonperforming

assets

totaled

$2.7

million

at

December 31,

2024

compared

to

$468

thousand

at

December 31,
2023.

•

The Company

maintained its

strong capital

position. As of

December 31, 2024,

the Bank

was well-capitalized

for
regulatory capital purposes,

with a

total risk-based capital

ratio of 13.34%,

a tier 1

risk-based capital ratio

of 12.10%,
a common equity tier 1 capital ratio of 12.10%, and a leverage ratio of 9.38%. As of December 31, 2024 and 2023, all of the Bank’s regulatory

capital ratios exceeded the

thresholds to be well-capitalized

under the applicable bank
regulatory requirements.
•

In April 2024, the Board of

Directors approved a

new share repurchase

program of up to

500,000 shares of

Class
A common stock or approximately 2.5% of the Company’s then issued and outstanding shares of common stock.
•

During the year ended December 31, 2024, the Company repurchased 42,100 shares of Class A common stock at
a

weighted

average

price

per

share

of

$11.85.

The

aggregate

purchase

price

for

these

transactions

was
approximately

$501

thousand,

including

transaction

costs.

These repurchases

were

made

through

open

market
purchases

pursuant

to

the

Company’s

publicly

announced

repurchase

programs.

As

of

December

31,

2024,
537,980 shares remained authorized for repurchase under

the current two programs.
•

During the third

quarter in 2024,

the Company unwound four

fair value interest rate

swaps with a

notional aggregate
amount of $200 million.

USCB Financial Holdings, Inc.

2024 10-K

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

externally,

relating to

past events,

current conditions,

and reasonable

and supportable

forecasts. Historical
credit losses provide the foundation for the

estimation of expected credit losses. Qualitative

adjustments are applied to the
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

uses

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

internal portfolio

segmentation and

FFIEC Call

Report codes

for this

purpose. The

loss
driver

for

each

loan

portfolio

segment

is

derived

from

a

readily

available

and

reasonable

economic

forecast,

including
Federal

Reserve

Bank

projections

of

the

U.S.

civilian

unemployment

rate

and

year-over-year

real

GDP

growth.

For

the

USCB Financial Holdings, Inc.

2024 10-K

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

As of December 31, 2024, for every

100 basis points increase in the HPI
index, the

forecast reduces

reserves by

approximately $582

thousand and

about 3

basis points

to the

reserve coverage
ratio, everything else being

constant. This sensitivity analysis

provides a hypothetical result

to assess the sensitivity

of the
ACL and does not represent a change in management’s

judgement.
As of December

31, 2024,

we stress

tested two

qualitative factors

in our commercial

real estate

loan pool,

as it’s

the
largest segment

in our

portfolio. We

evaluated the

impact of

a change

in the

qualitative factors

from no

risk to

maximum
loss

to measure

the

sensitivity

of the

qualitative

factors.

The change

resulted

in

a $9.6

million

or

39.8%

increase

in the
allowance for credit losses.

This sensitivity analysis

provides a hypothetical result

to assess the sensitivity

of the ACL and
does not represent a change in management’s judgement

.
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
As of December 31,
2024 2023
Consolidated Balance Sheets:
Total

assets
$ 2,581,216 $ 2,339,093
Total

loans
(1)
$ 1,972,848 $ 1,780,827
Total

deposits
$ 2,174,004 $ 1,937,139
Total

stockholders' equity
$ 215,388 $ 191,968
(1)

Loan amounts include deferred fees/costs.
Years Ended December 31,
2024 2023
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 69,936 $ 58,568
Provision fro credit losses
$ 3,157 $ 2,367
Total

non-interest income
$ 12,740 $ 7,403
Total

non-interest expense
$ 47,042 $ 41,808
Net income

$ 24,674 $ 16,545
Net income available to common stockholders
$ 24,674 $ 16,545
Profitability:
Efficiency ratio
56.90% 63.37%
Net interest margin

2.94% 2.79%
The Company’s results

of operations

depend substantially on

net interest income

and non-interest income.

Other factors
contributing to the

results of operations

include our provision

for credit losses,

non-interest expense, and

the provision for
income taxes.

USCB Financial Holdings, Inc.

2024 10-K

Net income

for the

year ended

December 31, 2024

was $24.7 million

,

compared with

net income

of $16.5 million

for
the same

period in

2023. The Company

reported

net income

per diluted

share for

the year

ended December 31,

2024 of
$1.24 compared to net income per diluted share for the

same period in 2023 of $0.84.

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

USCB Financial Holdings, Inc.

2024 10-K

The following table

contains information

related to average

balances, average

yields on assets,

and average

costs of
liabilities for the periods indicated (in thousands).
Years Ended December 31,
2024 2023
Average
Balance

(1)
Interest Yield/Rate
Average
Balance

(1)
Interest Yield/Rate
Assets
Interest-earning assets:
Loans

(2) $ 1,862,013 $ 115,236 6.19% $ 1,606,960 $ 87,884 5.47%
Investment securities

(3) 427,567 11,480 2.68% 423,749 10,012 2.36%
Other interest-earnings assets
88,758 4,517 5.09% 65,986 3,121 4.73%
Total

interest-earning assets
2,378,338 131,233 5.52% 2,096,695 101,017 4.82%
Non-interest earning assets
108,215

109,541

Total

assets
$ $2,486,553

$ 2,206,236

Liabilities and stockholders' equity

Interest-bearing liabilities:

Interest-bearing demand deposits
$ 54,667 1,509 2.76% $ 53,324 901 1.69%
Savings and money market deposits
1,109,853 40,098 3.61% 963,708 29,658 3.08%
Time deposits
326,373 13,354 4.09% 268,715 8,500 3.16%
Total

interest-bearing deposits
1,490,893 54,961 3.69% 1,285,747 39,059 3.04%
Borrowings and repurchase agreements
158,484 6,336 4.00% 94,936 3,390 3.57%
Total

interest-bearing liabilities
1,649,377 61,297 3.72% 1,380,683 42,449 3.07%
Non-interest bearing demand deposits
596,073

607,506

Other non-interest-bearing liabilities
37,399

34,010

Total

liabilities
2,282,849

2,022,199

Stockholders' equity
203,704

184,038

Total

liabilities and stockholders' equity
$ $2,486,553

$ 2,206,236

Net interest income
$ 69,936

$ 58,568

Net interest spread

(4)

1.80%

1.74%
Net interest margin

(5)

2.94%

2.79%
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
Net interest

income before

the provision

for credit

losses was

$69.9 million for

the year

ended December 31,

2024, a
increase of $11.4 million

or 19.4%, from

$58.6 million for

the year ended

December 31, 2023. This

increase was

primarily
attributable to increase in weighted average yields on interest-earning assets growing at a higher pace than the increase in weighted average rates paid on

interest-earning liabilities. Additionally, the increase

in the volume of

interest-earning assets
was higher than interest-earning liabilities.

The net

interest margin was

2.94% for

the year ended

December 31, 2024 and

2.79%

for the

year ended 2023.

Although
the overall and

individual yields for

interest-earning assets

and interest-bearing liabilities

both increased in

2024, the yield
on interest-earning assets, especially on loans, had a greater increase when compared to 2023. The increase in our yields
and cost of funds was primarily due to the interest rate

market.

The Company did not have any tax-exempt securities

at both December 31, 2024 and 2023.

USCB Financial Holdings, Inc.

2024 10-K

Provision for Credit Losses
ACL represents expected

credit losses

in our

portfolio as

the measurement

date. We

maintain an

adequate ACL that
can

mitigate

expected

credit

losses

in

the

loan

portfolio.

The ACL

is

increased

by

the

provision

for

credit

losses

and

is
decreased by charge-offs, net

of recoveries on prior

loan charge-offs. There are

multiple credit quality metrics

that we use
to base

our determination

of the

amount

of the

ACL and

corresponding

provision

for credit

losses. These

credit metrics
evaluate the

credit quality

and level

of credit

risk inherent

in our

loan portfolio,

assess non-performing

loans and

charge-
offs levels, consider statistical trends and economic conditions and other applicable factors.

The

provision

for

credit

loss

for

the

year

ended

December 31,

2024,

was

$3.2

million

compared

to

$2.4

million

in
provision expense for the

same period in 2023. The ACL as a

percentage of total

loans was 1.22%

at December 31, 2024
compared to 1.18% at December 31, 2023.
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

interest rate

swap and

SBA programs. In

addition, we

own life

insurance policies

on several
employees and generate income reflecting the increase in

the cash surrender value of these policies.
The following table presents the components of non-interest

income for the periods indicated (in thousands):
Years Ended December 31,
2024 2023
Service fees $ 8,839 $ 5,055
Gain (loss) on sale of securities available for sale, net
14 (1,859)
Gain on sale of loans held for sale, net
747 801
Other non-interest income
3,140 3,406
Total

non-interest income
$ 12,740 $ 7,403
Non-interest income

for the

year ended

December 31, 2024

was $12.7

million compared

to $7.4

million for

the same
period in 2023. This

increase was primarily

driven by a

$2.9 million increase

in interest rate

swap income, $415

thousand
increase

in

wire

transfer

fees,

and

$530

thousand

increase

in

prepayment

penalties

reported

under

service

fees.
Additionally, in

2023, the

Company executed

a portfolio

restructuring strategy

which resulted

in the

sale of

lower-yielding
available-for-sale securities at a loss

in order to better

position our securities portfolio.

The loss on the sale

of securities was
$1.9 million for

2023. Proceeds from

the sale transactions

were primarily reinvested

in securities and

loans bearing yields
higher than those on the securities that were sold.
Non-Interest Expense
The following table presents the components of non-interest

expense for the periods indicated (in thousands):
Years Ended December 31,
2024 2023
Salaries and employee benefits
$ 28,793 $ 24,429
Occupancy
5,258 5,230
Regulatory assessment and fees
1,766 1,453
Consulting and legal fees
1,568 1,899
Network and information technology services
1,993 2,016
Other operating
7,664 6,781
Total

non-interest expense
$ 47,042 $ 41,808
Non-interest expense for

the year ended

December 31, 2024

increased $5.2 million

or 12.5%, compared

to the same
period in 2023. The increase is primarily due to $4.4 million or

17.9% increase in salaries and employee benefits consisting
of

a

$1.2

million

or

6.5%

increase

due

to

merit

promotions

and

new

hires,

a

$1.8

million

increase

in

bonus

and

sales
incentives, and a $1.1 million

increase in stock-based compensation

due to the Company’s financial

performance in 2024.
Other operating

expense had

an increase

of $883

thousand or

13.0% consisting

of a

$157 thousand

increase in

internet

USCB Financial Holdings, Inc.

2024 10-K

banking fees,

a $123

thousand

increase in

insurance expense,

a $229

thousand

increase in

director’s fees,

and a

$374
thousand in other expenses.

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
Income tax

expense for

the year

ended

December 31,

2024 was

$7.8 million,

compared

to $5.3

million

for the

year
ended December 31, 2023. The

effective tax rate for

the year ended December 31, 2024

was 24.0% and for the

year ended
December 31, 2023 was 24.1%.
For a further

discussion on income taxes, see

Note 6 “Income Taxes”

to the Consolidated Financial Statements

set forth
in Item 8 of this Annual Report on Form 10-K.
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
Years Ended 2024 vs. 2023 Years Ended 2023 vs. 2022
Increase (decrease) due to change in Increase (decrease) due to change in
Volume Rate Net
Change
Volume Rate Net
Change
Interest-earning assets:
Loans
(1)
$ 13,949 $ 13,403 $ 27,352 $ 12,026 $ 15,033 $ 27,059
Investment securities
(2)
90 1,378 1,468 (929) 1,595 666
Other interest-earning assets 1,077 319 1,396 (64) 2,256 2,192
Total increase in interest income $ 15,116 $ 15,100 $ 30,216 $ 11,033 $ 18,884 $ 29,917
Interest-bearing liabilities:
Interest-bearing demand deposits $ 23 $ 585 $ 608 $ (15) $ 830 $ 815
Savings and money market deposits 4,498 5,942 10,440 1,032 23,453 24,485
Time deposits 1,824 3,030 4,854 331 6,660 6,991
Borrowings and repurchase agreements 2,269 677 2,946 985 1,734 2,719
Total increase in interest expense 8,614 10,235 18,848 2,333 32,677 35,010
Increase (decrease) in net interest income $ 6,502 $ 4,865 $ 11,368 $ 8,700 $ (13,793) $ (5,093)
(1)

Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred

loan fees, net of deferred loan costs.
(2)

At fair value except for securities held to maturity. This amount includes

FHLB stock.
Both average yields

earned on interest-earning

assets and average

rates paid on

interest-bearing liabilities

increased
in 2024 as a compared to 2023, reflecting the

changes in the macro interest rate environment.

However, the average yields
earned on interest-earning

assets increased to a

greater degree than

rates paid on interest

-bearing liabilities. Additionally,
interest-earning assets volume growth was greater than

the volume growth of interest-bearing liabilities.

The Company did not have any tax-exempt securities

at both December 31, 2024 and December 31, 2023.
Analysis of Financial Condition
Total

assets at December 31, 2024, were $2.6 billion, an increase of $242.1 million, or 10.4%, over total assets of $2.3 billion at

December 31, 2023. Total loans increased

$192.0 million,

or 10.8%,

to $2.0

billion at

December 31, 2024 compared
to $1.8 billion at December 31, 2023. Total

deposits increased by $236.9 million,

or 12.2%, to $2.2 billion at December

31,
2024 compared to $1.9 billion at December 31, 2023.

USCB Financial Holdings, Inc.

2024 10-K

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
Company’s investment policy.
As of December 31, 2024, the investment portfolio consisted of available-for-sale

(“AFS”) and held-to-maturity (“HTM”)
debt securities.

In 2022, the Company transferred investment securities from AFS to

HTM with an amortized cost basis and
fair value

amount of

$74.4 million

and $63.8

million, respectively.

On the

date of

transfer,

these securities

had a

total net
unrealized loss of $10.6 million. The transfer of the debt securities from the AFS to HTM category was made at fair value at
the date

of transfer.

The unrealized

gain

or loss

at the

date

of transfer

is retained

in

accumulated

other

comprehensive
income (loss)

and in the

carrying value

of the HTM

securities. Such

amounts are

amortized over

the remaining

life of the
security. There was no impact to net income on the date of transfer. There were no securities transferred from AFS to HTM in 2024 or 2023.
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
At December 31, 2024, HTM securities

included $155.5 million of U.S. Government and

U.S. Agency issued bonds and
mortgage-backed

securities.

Because

of

the

explicit

and/or

implicit

guarantee

on

these

bonds,

the

Company

holds

no
reserves

on

these

holdings.

The

remaining

portion

of

the

HTM

portfolio

is

made

up

of

$9.2

million

in

investment

grade
corporate bonds. The required reserve for these

holdings is determined each quarter using the model described above.

For
the portion of the HTM exposed to non-government credit risk,

the Company utilized the PD/LGD methodology

to estimate
a $6 thousand

ACL as of

December 31, 2024.

The book value

for debt securities

classified as HTM

represents amortized
cost less ACL.
As of December 31, 2024, securities with a market value of $66.1 million were pledged to secure public deposits.

As of
December 31, 2024, the Company did not have any tax-exempt

securities in the portfolio.

USCB Financial Holdings, Inc.

2024 10-K

The

following

table

presents

the

amortized

cost

and

fair

value

of

investment

securities

for

the

dates

indicated

(in
thousands):
December 31, 2024
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
14,279
$
14
$
(1,668)
$
12,625
Collateralized mortgage obligations
101,808 15 (22,918) 78,905
Mortgage-backed securities - residential
58,995 1 (12,063) 46,933
Mortgage-backed securities - commercial
86,604 40 (7,905) 78,739
Municipal securities
24,925 - (5,614) 19,311
Bank subordinated debt securities
24,314 438 (1,044) 23,708
$ 310,925 $ 508 $ (51,212) $ 260,221
Held-to-maturity:
U.S. Government Agency
$
42,538
$
-
$
(5,094)
$
37,444
Collateralized mortgage obligations
56,987 57 (7,785) 49,259
Mortgage-backed securities - residential
40,681 53 (4,613) 36,121
Mortgage-backed securities - commercial 15,272 - (1,385) 13,887
Corporate bonds
9,222 - (393) 8,829
$ 164,700 $ 110 $ (19,270) $ 145,540
Allowance for credit losses - securities held-to-maturity
(6)
Securities held-to maturity, net of allowance for credit losses
$ 164,694
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
174,982 $ 350 $ (19,822) $ 155,510
Allowance for credit losses - securities held-to-maturity
(8)
Securities held-to maturity, net of allowance for credit losses $ 174,974

USCB Financial Holdings, Inc.

2024 10-K

AFS and

HTM investment

securities in

aggregate increased

$20.6 million

or 5.1%

to $424.9

million at

December 31,
2024 from $404.3 million at December 31, 2023.
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of December 31, 2024 (in thousands, except ratios):

Within 1 year
After 1 year
through 5 years
After 5 years
through 10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - - $ - - $ 2,379 3.14% $ 11,900 4.61% $ 14,279 4.37%
Collateralized mortgage obligations
- - - - - - 101,808 1.62% 101,808 1.62%
Mortgage-backed securities - residential
- - - - - - 58,995 1.70% 58,995 1.70%
Mortgage-backed securities - commercial
- - 1,596 4.41% 4,097 4.71% 80,911 3.25% 86,604 3.34%
Municipal securities

- - - - 20,680 1.72% 4,245 1.86% 24,925 1.75%
Bank subordinated debt securities
- - 2,926 9.27% 21,388 5.11% - - 24,314 5.61%
$ - - $ 4,522 7.56% $ 48,544 3.54% $ 257,859 2.30% $ 310,925 2.57%
Held-to-maturity:
U.S. Government Agency

$ - - $ 7,951 1.02% $ 20,078 1.45% $ 14,509 1.85% $ 42,538 1.51%
Collateralized mortgage obligations
- - - - - - 56,987 1.66% 56,987 1.66%
Mortgage-backed securities - residential
- - 4,322 1.86% 5,882 1.75% 30,477 2.38% 40,681 2.23%
Mortgage-backed securities - commercial
- - 3,057 1.62% - - 12,215 2.59% 15,272 2.40%
Corporate bonds
- - 9,222 2.81% - - - - 9,222 2.81%
$ - - $ 24,552 1.92% $ 25,960 1.52% $ 114,188 1.98% $ 164,700 1.90%
The Company did not have any tax-exempt securities

at both December 31, 2024 and 2023.

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

December 31, 2024 December 31, 2023
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 289,961 14.8% $ 204,419 11.5%
Commercial Real Estate
1,136,417 57.8% 1,047,593 58.8%
Commercial and Industrial
258,311 13.1% 219,757 12.4%
Correspondent Banks
82,438 4.2% 114,945 6.5%
Consumer and Other

198,091 10.1% 191,930 10.8%
Total

gross loans
1,965,218 100.0% 1,778,644 100.0%
Plus: Deferred costs 7,630 2,183
Total

loans net of deferred costs
1,972,848 1,780,827
Less: Allowance for credit losses
24,070 21,084
Total

net loans
$ 1,948,778

$ 1,759,743
Total

loans

held

for

investment

net

of

deferred

costs

increased

by

$192.0 million

or

10.8%

at

December 31,

2024
compared to December 31, 2023. The most significant growth was in the residential real estate and commercial real estate loan pools. Our loan

portfolio continues to diversify

as commercial and industrial loans

continue to increase as

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

USCB Financial Holdings, Inc.

2024 10-K

business in a highly competitive metropolitan area. Many of

our larger loan clients have lengthy relationships with members of our senior management team or our relationship managers

that date back to former institutions.

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments.

The

following

table

shows

maturities

and

sensitivity

to

interest

rate

changes

for

the

loan

portfolio

at
December 31, 2024 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 10,713

$

64,513

$

68,677

$

146,059 $ 289,961
Commercial Real Estate
85,967 378,704 666,276 5,471 1,136,417
Commercial and Industrial
7,726 82,601 123,166 44,818 258,311
Correspondent Banks
82,438 - - - 82,438
Consumer and Other
2,179 1,883 19,118 174,911 198,091
Total

gross loans
$ 189,023 $ 527,700 $ 877,237 $ 371,258 $ 1,965,218
Interest rate sensitivity:
Fixed interest rates
$ 164,523 $ 203,861 $ 163,800 $ 282,633 $ 814,817
Floating or adjustable rates
24,500 323,839 713,436 88,626 1,150,401
Total

gross loans
$ 189,023 $ 527,700 $ 877,236 $ 371,259 $ 1,965,218
The information

presented in

the table

above is

based upon

contractual maturities

of the

individual loans,

which may
be subject to renewal at their contractual maturity. Renewals will depend on approval by our credit department and balance sheet composition

at the

time of

the analysis,

as well

as any

modification of

terms at

the loan’s maturity. Additionally, maturity
concentrations,

loan duration,

prepayment

speeds

and

other interest

rate

sensitivity

measures

are discussed,

reviewed,
and analyzed by the ALCO. Decisions on term and rate

modifications are discussed as well.

As of

December 31,

2024, approximately

58.5%

of the

loans

have adjustable/variable

rates

and

41.5%

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

rates.
As of

December 31, 2024, the

commercial real estate

portfolio was $1.1

billion or 57.8%

of the

total gross loans

portfolio.
At

such

date,

$200.8

million

of

outstanding

balances

are

characterized

as

owner

occupied

and

$935.6

million

are
characterized as non-owner occupied.

The retail sector

was the largest

segment comprising $305.0 million

of the non-owner
occupied commercial real estate portfolio.
The

following

table

is

a

summary

of

the

distribution

of

non-owner

occupied

commercial

real

estate

loans

held

for
investment by loan type (dollars in thousands):
December 31, 2024
Balance # of Notes
% of Total
Gross Loans Average Loan Size Non-Accruals
Weighted Avg
LTV (1)
Retail $ 305,027

97

16% $ 3,145 $ -

57%
Multifamily
210,576 7,122 11% 30 - 56%
Warehouse
132,269 56 7% 2,362 - 54%
Office
114,043 54 6% 2,112 - 52%
Hotels/Motels
102,480 20 5% 5,124 - 56%
Construction/Land
37,974 19 2% 1,999 - 47%
Other
33,212 21 2% 1,582 - 55%
$ 935,581

7,389

48% $ 127 $ - $ 55%
(1) Loan-to-value is calculated based on the real estate value at the time of origination, renewal, or update, whichever is more recent.

USCB Financial Holdings, Inc.

2024 10-K

The following table is a summary of non-owner occupied commercial real estate loans held for investment by collateral geographical location (dollars in thousands):
December 31, 2024
South Florida (1) Rest of Florida (2) Outside Florida (3)
Balance
% of Non-
Owner
Occupied
CRE Loans Balance
% of Non-
Owner
Occupied
CRE Loans Balance
% of Non-
Owner
Occupied
CRE Loans
Retail
$ 185,838 20% $ 47,007 5% $ 72,182 8%
Multifamily
159,172 17% 51,404 5%

-

0%
Warehouse
71,438 8% 53,923 6% 6,908 1%
Office
75,813 8% 29,401 3% 8,829 1%
Hotels/Motels
74,439 8% 28,041 3%

-

0%
Construction/Land
33,277 4% 4,697 1%

-

0%
Other
26,294 3% 6,919 1%

-

0%
$ 626,271 67% $ 221,392 24% $ 87,919 9%
(1) Miami-Dade, Broward, and West Palm Beach counties
(2) All other Florida counties
(3) Within the U.S.

As of December

31, 2024,

67% of the

non-owner occupied

CRE portfolio

were located

within South Florida,

and only
12 loan

notes with

an outstanding

principal

balance of

$87.9 million

are located

outside Florida.

Balances

of non-owner
occupied CRE loans outside Florida were: $67.2 million in New York, $6.9 million in Georgia,

$4.4 million in Arkansas, $4.2
million in North Carolina, $2.8 million in Indiana, and $2.5 million in New Jersey.
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

2024 10-K

Loan credit exposures by internally assigned grades are

as follows for the dates indicated (in thousands):

December 31, 2024
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 289,401 $ - $ 560 $ - $ 289,961
Commercial Real Estate
1,133,965 - 2,452 - 1,136,417
Commercial and Industrial
256,031 - 2,280 - 258,311
Correspondent Banks
82,438 - - - 82,438
Consumer and Other

196,101 - 1,990 - 198,091
$ 1,957,936 $ - $ 7,282 $ - $ 1,965,218
December 31, 2023
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 204,127 $

-

$ 292 $

-

$ 204,419
Commercial Real Estate
1,040,032

-

7,561

-

1,047,593
Commercial and Industrial
218,129

-

1,628

-

219,757
Correspondent Banks
114,945

-

-

-

114,945
Consumer and Other

191,930

-

-

-

191,930
$ 1,769,163 $

-

$ 9,481 $

-

$ 1,778,644
Non-Performing Assets
The following table presents non-performing assets as

of December 31, 2024 and 2023 (in thousands, except

ratios):
2024 2023
Total

non-performing loans
$ 2,707 $ 468
Other real estate owned
- -
Total

non-performing assets
2,707 468
Asset quality ratios:

- -
Allowance for credit losses to total loans
1.22% 1.18%
Allowance for credit losses to non-performing loans
889% 4505%
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
For further discussion on non-performing loans, see Note

3 “Loans” to the Consolidated Financial Statements

set forth
in Item 8 of this Annual Report on Form 10-K.

USCB Financial Holdings, Inc.

2024 10-K

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

of this Annual Report as Form 10-
K for more information on the allowance for credit losses.
The following table presents ACL and net charge-offs to average loans by type for the periods indicated (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Correspondent

Banks
Consumer
and Other Total
December, 31, 2024

Beginning balance
$ 2,695 $ 10,366 $ 3,974 $ 911 $ 3,138 $ 21,084
Provision for credit losses (1)
2,403 (1,578) 640 (257) 1,752 2,960
Recoveries
23 - 19 - 3 45
Charge-offs
- - - - (19) (19)
Ending Balance

$ 5,121 $ 8,788 $ 4,633 $ 654 $ 4,874 $ 24,070
Average loans
$ 256,112 $ 1,068,574 $ 238,266 $ 103,345 $ 195,716 $ 1,862,013
Net charge-offs (recoveries) to
average loans

(0.01)%

-

(0.01)%

-

0.01%

(0.00)%
December, 31, 2023

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
Ending Balance

$ 2,695 $ 10,366 $ 3,974 $ 911 $ 3,138 $ 21,084
Average loans
$ 186,854 $ 986,234 $ 179,574 $ 93,364 $ 160,934 $ 1,606,960
Net charge-offs (recoveries) to
average loans
(0.01)%

-

(0.04)%

-

0.03%

(0.00)%
(1) Provision for credit losses excludes $199 thousand release for unfunded commitments included in other liabilities and $2 thousand release for investment securities held to maturity.
(2) Impact of CECL adoption on January 1, 2023.
(3) Provision for credit losses excludes $144 thousand release for unfunded commitments included in other liabilities and $8 thousand provision for investment securities held to maturity.

USCB Financial Holdings, Inc.

2024 10-K

The

following

table

presents

ACL

by

type

and

its

individual

percentage

to

total

loans

for

the

periods

indicated

(in
thousands):
December 31,

2024 2023
Loan Category Allowance
% of Loans in
Each Category to
Total Loans
Allowance
% of Loans in
Each Category to
Total Loans
Residential Real Estate $ 5,121 21.3% $ 2,695 11.5%
Commercial Real Estate

8,788 36.5% 10,366 58.8%
Commercial and Industrial 4,633 19.2% 3,974 12.4%
Correspondent Banks 654 2.7% 911 6.5%
Consumer and Other 4,874 20.3% 3,138 10.8%
Total $ 24,070 100.0% $ 21,084 100.0%
Bank-Owned Life Insurance
At

December 31,

2024,

the

combined

cash

surrender

value

of

all

bank-owned

life

insurance

(“BOLI”)

policies

was
$53.5 million.

Changes

in

cash

surrender

value

are

recorded

in

non-interest

income

on

the

Consolidated

Statements

of
Operations. In

2024, the Company

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

Central America and the Caribbean.
The following

table presents

the daily

average balance

and average

rate paid

on deposits

by category

for the

years
ended December 31, 2024 and 2023 (in thousands, except

ratios):
Years Ended December 31,
2024 2023
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest bearing demand deposits $ 596,073 0.00% $ 607,506 0.00%
Interest-bearing demand deposits 54,667 2.76% 53,324 1.69%
Savings and money market deposits 1,109,853 3.61% 963,708 3.08%
Time deposits 326,373 4.09% 268,715 3.16%
$ 2,086,966 2.63% $ 1,893,253 2.06%
Total average deposits for the year ended December 31, 2024 was $2.1 billion,

an increase of $193.7 million,

or 10.2%
over total

average deposits

of $1.9 billion

for the

same period

in 2023.

The greatest

increase was

in money

market and
savings deposits which increased

by $146.1 million,

or 15.2%. Non-interest-bearing demand

deposits decreased by $11.4
million or

1.9% due

to customers

moving deposits

to interest-bearing

accounts due

to increases

in rate

paid on

deposits
due to increases in the interest rate market.

USCB Financial Holdings, Inc.

2024 10-K

The

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250 thousand

for

all

deposit
accounts at

the Bank

per account

holder.

Total

estimated uninsured

deposits was

$1.2 billion

at December 31,

2024 and
$1.1 billion at December

31, 2023. As of

December 31, 2024,

45%

of our deposits

are estimated to be

FDIC-insured. Our
public funds

are 5%

of total

deposits and

are partially

collateralized.

Brokered deposits

are 6%

of total

deposits and

are
FDIC-insured. The estimated average

account size of our deposit

portfolio is $105 thousand.

Time deposits

with balances
of $250 thousand or more

totaled $94.0 million and

$58.1 million at December 31,

2024 and 2023, respectively.

The Bank
maintains a well-diversified deposit

base. At December 31,

2024, our top

10 depositors only

held 16.7% of

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

cash needs as necessary.
The following table shows scheduled maturities of uninsured

time deposits as of December 31, 2024 (in thousands):
Three months or less $ 38,848
Over three through six months 31,977
Over six through twelve months 22,239
Over twelve months 942
$ 94,006
Borrowings
As

a

member

of

the

FHLB

Atlanta,

we

are

eligible

to

obtain

advances

with

various

terms

and

conditions.

This
accessibility of additional

funding allows us

to efficiently and

timely meet both

expected and unexpected

outgoing cash flows
and collateral needs without adversely affecting

either daily operations or the financial condition

of the Company.
Outstanding fixed-rate

advances from the

FHLB were at

$163.0 million and

$183.0 million,

as of December

31, 2024,
and December 31,

2023, respectively.

The weighted average

rate for outstanding

FHLB advances was

3.8% and 4.4%

at
December 31, 2024, and December 31, 2023, respectively.

USCB Financial Holdings, Inc.

2024 10-K

The following table presents the FHLB fixed rate advances

as of December 31, 2024 (in thousands):
December, 31, 2024
Interest Rate Type of Rate Maturity Date Amount
2.05% Fixed March 27, 2025
$ 10,000
1.07% Fixed July 18, 2025
6,000
3.76% Fixed January 24, 2028
11,000
3.77% Fixed April 25, 2028
50,000
3.68% Fixed September 13, 2027
21,000
3.79% Fixed March 23, 2026
20,000
4.65% Fixed February 13, 2025
45,000
$ 163,000
December, 31, 2023
Interest Rate Type of Rate Maturity Date Amount
1.04% Fixed July 30, 2024
5,000
1.07% Fixed July 18, 2025
6,000
2.05% Fixed March 27, 2025
$ 10,000
3.76% Fixed January 24, 2028
11,000
3.77% Fixed April 25, 2028
50,000
5.57% Fixed December 26, 2024
101,000
$ 183,000
We

have

also

established

Fed

Funds

lines

of

credit

with

our

upstream

correspondent

banks

to

manage

temporary
fluctuations in our daily

cash balances. As of

December 31, 2024, there were no

outstanding balances under the Fed

Funds
line of credit.
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

BTFP program ceased making new loans as of March

2024.

The Company paid off $80 million in borrowings under the BTFP program during the third quarter of 2024. The original
maturity of this borrowing by the Bank under the BTFP program was January 2025, and there are no remaining borrowings under this program.
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

credit may expire unused, the

amounts
shown do not necessarily

reflect the actual

future cash funding requirements

.

The following table

presents lending related
commitments outstanding as of December 31, 2024 and

2023 (in thousands):
December 31, 2024 December 31, 2023
Commitments to grant loans and unfunded lines of credit $ 122,578 $ 85,117
Standby and commercial letters of credit 5,389 3,987
Total $ 127,967 $ 89,104
Commitments to extend credit are agreements to lend funds to a client, as long as there is no violation of any condition established

in

the

contract,

for

a

specific

purpose.

Commitments

generally

have

variable

interest

rates,

fixed

expiration
dates or

other

termination

clauses

and

may require

payment

of

a fee.

Since many

of the

commitments

are

expected to

USCB Financial Holdings, Inc.

2024 10-K

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
While some degree of interest

rate risk (“IRR”) exposure is inherent

to the banking business, our ALCO

has established
what it believes are sound risk management practices

in place to identify,

measure, monitor and mitigate IRR exposures.
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

value of equity.

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
Market and Interest Rate Risk Management

According to our ALCO model, as

of December 31, 2024, the Bank’s balance sheet was neutral for year one and asset
sensitive for year two. Asset sensitivity indicates that

our assets generally reprice faster than our

liabilities, which results in
a favorable impact to

net interest income when market

interest rates increase. Liability sensitivity

indicates that our liabilities
generally reprice

faster

than our

assets, which

results

in a

favorable

impact to

net interest

income

when market

interest
rates decrease.

Neutral indicates

minimal changes

to the net

interest income

due to changes

on the market

interest rate.
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

USCB Financial Holdings, Inc.

2024 10-K

or decrease

asset

duration

and

increase

or decrease

liability

duration

to

modify

the balance

sheet

sensitivity

to interest
rates.

According to our model, as of

end of 2024, the NIM will

remain fairly stable for static rate

scenarios (-400 basis points:
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

cash needs as necessary.
At December 31, 2024,

the Company had $412.8

million in available liquidity

on balance sheet, including

$339.7 million in
unpledged securities available to

use as collateral and

$73.1 million in

excess cash. The Company

had an additional $267.0
million in off-balance sheet liquidity,

excluding access to brokered deposits and other off-balance sheet sources of funding.

USCB Financial Holdings, Inc.

2024 10-K

Capital Adequacy
As

of

December 31,

2024,

the

Bank

was

well

capitalized

under

the

FDIC’s

prompt

corrective

action

framework.
Additionally,

we follow the capital conservation

buffer framework, and according to

our actual ratios, the Bank

exceeds the
capital conversation

buffer in

all capital ratios

as of December

31, 2024. The

Company is not

subject to regulatory

capital
requirements because it is deemed by the Federal Reserve

to be a small bank holding company.
The

following

table

presents

the

capital

ratios

for

the

Bank

at

December 31,

2024

and

2023

(in

thousands,

except
ratios):
Actual
Minimum Capital
Requirements

To be Well Capitalized Under
Prompt Corrective Action
Provisions
Amount Ratio Amount Ratio Amount Ratio
December 31, 2024
Total

risk-based capital:
$ 266,387 13.34% $ 159,795 8.00% 199,744 10.00%
Tier 1 risk-based capital: $ 241,740 12.10% $ 119,846 6.00% 159,795 8.00%
Common equity tier 1 capital: $ 241,740 12.10% $ 89,885 4.50% 129,834 6.50%
Leverage ratio: $ 241,740 9.38% $ 103,074 4.00% 128,843 5.00%

December 31, 2023

Total

risk-based capital:
$ 233,109 12.65% $ 147,432 8.00% 184,290 10.00%
Tier 1 risk-based capital: $ 211,645 11.48% $ 110,574 6.00% 147,432 8.00%
Common equity tier 1 capital: $ 211,645 11.48% $ 83,931 4.50% 119,789 6.50%
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

2024 10-K

Reconciliation and Management Explanation of Non

-GAAP Financial Measures
Management has included

the non-GAAP measures

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
As of and for the years ended December 31,
2024 2023
Pre-Tax Pre-Provision ("PTPP") income: (1)
Net income (GAAP)
$ 24,674 $ 16,545
Plus: Provision for income taxes
7,803 5,251
Plus: Provision for credit losses
3,157 2,367
PTPP income
$ 35,634 $ 24,163
Operating net income: (1)
Net income (GAAP)
$ 24,674 $ 16,545
Less: Net gain (loss) on sale of securities
14 (1,859)
Less: Tax

effect on sale of securities
(4) 471
Operating net income
$ 24,664 $ 17,933
Operating PTPP income: (1)
PTPP income
$ 35,634 $ 24,163
Less: Net gain (loss) on sale of securities
14 (1,859)
Operating PTPP Income
$ 35,620 $ 26,022
(1) The Company believes these non-GAAP measurements are key indicators of the ongoing earnings power of the Company.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company,

we are not required to provide the information required

by this item.

USCB Financial Holdings, Inc.

2024 10-K

Item 8.

Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

(
Crowe LLP
, PCAOB ID:
173
)
78
Consolidated Balance Sheets
79
Consolidated Statements of Operations
80
Consolidated Statements of Comprehensive Income (Loss)
81
Consolidated Statements of Changes in Stockholders’ Equity
82
Consolidated Statements of Cash Flows
83
Notes to the Consolidated Financial Statements
85

Crowe LLP
Independent Member Crowe Global

USCB Financial Holdings, Inc.

2024 10-K

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of
USCB Financial Holdings, Inc.
Doral, Florida
Opinion on the Financial Statements
We have audited the accompanying consolidated

balance sheets of USCB Financial Holdings, Inc. (the
“Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations,
comprehensive income (loss), changes in stockholders’ equity,

and cash flows for the years then ended,
and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial
statements present fairly, in all material respects, the

financial position of the Company

as of December 31,
2024 and 2023, and the results of its operations and its

cash flows for the years then ended, in conformity
with accounting principles generally accepted in the United

States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to
express an opinion

on the Company’s financial

statements based on our

audits. We are a

public accounting
firm registered with the Public Company Accounting Oversight

Board (United States) (“PCAOB”) and are
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

/s/ Crowe LLP

Crowe LLP
We have served as the Company's auditor since

2017.
Fort Lauderdale, Florida
March 14, 2025

USCB Financial Holdings, Inc.

2024 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands,

except share and per share data)

December 31,

2024 2023
ASSETS:
Cash and due from banks $
6,986
$
8,019
Interest-bearing deposits in banks
70,049
33,043
Total cash and cash equivalents
77,035
41,062
Investment securities held to maturity net allowance of

$
6

and $
8
, respectively (fair value $
145,540

and
$
155,510
, respectively)
164,694
174,974
Investment securities available for sale, at fair value
260,221
229,329
Federal Home Loan Bank stock, at cost
9,379
10,153
Loans held for investment, net of allowance of

$
24,070

and $
21,084
, respectively
1,948,778
1,759,743
Accrued interest receivable
10,945
10,688
Premises and equipment, net
4,563
4,836
Bank owned life insurance
53,472
51,781
Deferred tax asset, net
29,646
37,282
Lease right-of-use asset
8,451
11,423
Other assets
14,032
7,822
Total assets $
2,581,216
$
2,339,093
LIABILITIES:
Deposits:
Non-interest bearing demand deposits $
575,159
$
552,762
Savings and money market deposits
1,180,809
1,048,272
Interest-bearing demand deposits
50,648
47,702
Time deposits
367,388
288,403
Total deposits
2,174,004
1,937,139
Federal Home Loan Bank advances
163,000
183,000
Lease liability
8,451
11,423
Accrued interest and other liabilities
20,373
15,563
Total liabilities
2,365,828
2,147,125
Commitments and contingencies (See Notes 10

and 19)
(nil)

(nil)

STOCKHOLDERS' EQUITY:
Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized; 0 issued and 0 outstanding as of

December 31, 2024 and 2023
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized; 0 issued and 0 outstanding as of

December 31, 2024 and 2023
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized; 0 issued and 0 outstanding as of

December 31, 2024 and 2023
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
19,924,632

and
19,575,435

issued and outstanding as of December 31,

2024 and 2023
19,925
19,575
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized; 0 issued and 0
outstanding as of December 31, 2024 and 2023 - -
Additional paid-in capital on common stock
307,810
305,212
Accumulated deficit
(67,813)
(88,548)
Accumulated other comprehensive loss
(44,534)
(44,271)
Total stockholders' equity
215,388
191,968
Total liabilities and stockholders' equity $
2,581,216
$
2,339,093
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2024 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
(Dollars in thousands,

except per share data)

Years Ended December 31,

2024 2023
Interest income:

Loans, including fees
$
115,236
$
87,884

Investment securities
11,480
10,012

Interest-bearing deposits in financial institutions
4,517
3,121

Total interest income
131,233
101,017
Interest expense:

Interest-bearing deposits
1,509
901

Savings and money markets accounts
40,098
29,658

Time deposits
13,354
8,500

Federal Home Loan Bank advances
6,336
3,390

Total interest expense
61,297
42,449

Net interest income before provision for

credit losses
69,936
58,568
Provision for credit losses
3,157
2,367

Net interest income after provision for

credit losses
66,779
56,201
Non-interest income:

Service fees
8,839
5,055

Bank owned life insurance income
1,691
2,160

Gain (loss) on sale of securities available for sale,

net
14
(1,859)

Gain on sale of loans held for sale, net
747
801

Other non-interest income
1,449
1,246

Total non-interest income
12,740
7,403
Non-interest expense:

Salaries and employee benefits
28,793
24,429

Occupancy
5,258
5,230

Regulatory assessment and fees
1,766
1,453

Consulting and legal fees
1,568
1,899

Network and information technology services
1,993
2,016

Other operating
7,664
6,781

Total non-interest expense
47,042
41,808

Net income before income tax expense
32,477
21,796
Income tax expense
7,803
5,251

Net income
24,674
16,545
Net income available to common stockholders $
24,674
$
16,545
Per share information:
Class A common stock
Net income per share, basic $
1.25
$
0.84
Net income per share, diluted $
1.24
$
0.84
Weighted average shares outstanding:
Class A common stock
Basic
19,675,444

19,621,698
Diluted
19,831,421

19,687,634

The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2024 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

(Loss)
(Dollars in thousands)

Years Ended December 31,
2024 2023
Net income $
24,674
$
16,545
Other comprehensive income (loss):
Unrealized loss on investment securities
(592)
(1,801)
Amortization of net unrealized losses on securities transferred from available-for-sale to held-to-maturity
267
251
Reclassification adjustment on sale of available

for sale securities for (income) loss included in net

income
(14)
1,859
Unrealized (loss) gain on cash flow hedge
(13)
334
Tax effect
89
(163)
Total other comprehensive income (loss), net of tax
(263)
480
Total comprehensive income $
24,411
$
17,025
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2024 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity
(Dollars in thousands,

except per share data)

Common Stock
Additional Paid-in
Capital on
Common Stock
Accumulated
Deficit
Accumulated
Other
Comprehensive
Income (Loss) Shares Par Value
Total
Stockholders'
Equity
Balance at January 1, 2024
19,575,435
$
19,575
$
305,212
$
(88,548)
$
(44,271)
$
191,968
Net income - - -
24,674
-
24,674
Other comprehensive loss - - - -
(263)
(263)
Repurchase of Class A common stock
(42,100)
(42)
(459)
- -
(501)
Restricted stock issued
277,922
278
(278)
- - -
Restricted stock forfeiture
(8,625)
(8)
8
- - -
Exercise of stock options
122,000
122
1,197
- -
1,319
Dividend payment - - -
(3,939)
-
(3,939)
Stock-based compensation - -
2,130
- -
2,130
Balance at December 31, 2024
19,924,632
$
19,925
$
307,810
$
(67,813)
$
(44,534)
$
215,388
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

2024 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years Ended December 31,
2024 2023
Cash flows from operating activities:
Net income

$
24,674
$
16,545
Adjustments to reconcile net income to net

cash provided by operating activities:

Provision for credit losses

3,157
2,367
Depreciation and amortization
587
590
Accretion of premiums on securities, net
(521)
(770)
Amortization (accretion) of deferred loan fees, net
660
(184)
Stock-based compensation
2,130
1,012
(Gain) loss on sale of available for sale securities
(14)
1,859
Gain on sale of loans held for sale
(747)
(801)
Increase in cash surrender value of bank owned

life insurance
(1,691)
(2,160)
Decrease in deferred tax asset
7,725
5,251
Net change in operating assets and liabilities:

Accrued interest receivable
(257)
(3,142)
Other assets
(6,223)
261
Accrued interest and other liabilities
4,610
1,718
Net cash provided by operating activities
34,090
22,546
Cash flows from investing activities:
Purchase of investment securities held to maturity -
(86,788)
Proceeds from maturities and pay-downs of investment

securities held to maturity
10,461
101,541
Purchase of investment securities available for

sale

(85,673)
(40,379)
Proceeds from maturities and pay-downs of investment

securities available for sale
20,045
15,189
Proceeds from sales of investment securities available

for sale
34,753
24,185
Net increase in loans held for investment
(134,439)
(239,361)
Purchase of loans held for investment
(66,605)
(45,645)
Additions to premises and equipment
(314)
(163)
Proceeds from the sale of loans held for

sale
9,137
12,530
Purchase of Bank owned life insurance, net -
(6,840)
Proceeds from the redemption of Federal Home

Loan Bank stock
11,733
15,495
Purchase of Federal Home Loan Bank stock
(10,959)
(22,766)
Net cash used in investment activities
(211,861)
(273,002)
(Continued)
The accompanying notes are an integral part of

these consolidated financial statements.

USCB Financial Holdings, Inc.

2024 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
Years Ended December 31,
2024 2023
Cash flows from financing activities:
Proceeds from exercise of Class A common stock

options, net
1,319
75
Cash dividends paid
(3,939)
-
Repurchase of Class A common stock
(501)
(7,583)
Net increase in deposits
236,865
107,858
Proceeds from Federal Home Loan Bank advances

and other borrowings
227,000
529,350
Repayments on Federal Home Loan Bank advances

and other borrowings
(247,000)
(392,350)
Net cash provided by financing activities
213,744
237,350
Net increase (decrease) in cash and cash equivalents
35,973
(13,106)
Cash and cash equivalents at beginning of period
41,062
54,168
Cash and cash equivalents at end of period $
77,035
$
41,062
Supplemental disclosure of cash flow information:
Interest paid $
60,544
$
41,306
Supplemental schedule of non-cash investing and

financing activities:
Transfer of loans held for investment to loans held for

sale
$
8,390
$
11,729
Transfer of investment securities from available-for-sale to held-to-maturity $ - $ -
Lease liability arising from obtaining right-of-use asset $ - $ -
The accompanying notes are an integral part of

these consolidated financial statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

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

both December

31, 2024 and

2023, the

Company
had $ 0

in restricted cash.
Interest-Bearing Deposits in Other Financial Institutions
Interest-bearing deposits in other financial institutions consist of Federal Reserve Bank of Atlanta, Federal

Home Loan
Bank of Atlanta and other accounts.
Investment Securities
Debt securities

are recorded

at fair

value except

for those

securities which

the Company

has the

positive intent

and
ability to

hold to

maturity.

Management

generally determines

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

2024 10-K

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

31, 2024

and
2023, FHLB

stock amounted

to $
9.4

million and

$
10.2

million, respectively,

with no

impairment deemed

necessary.

Both
cash and stock dividends are reported as interest income.
Loans Held for Investment and Allowance for Credit

Losses (“ACL”)
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

for all loan

categories if the
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

2024 10-K

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

Correspondent banks
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

borrower

and

may

include

equipment,
inventory, and receivables.

The loans are underwritten based on the

income capacity of the business, the ability

to service
the debt based

on operating cash

flows, the credit

worthiness of the

borrower,

other sources

of repayment

and collateral.
The Company mitigates the risk in the commercial portfolio

through industry diversification.

Correspondent bank loans are

short-term loans with international

correspondent banking institutions primarily domiciled
in Latin America.

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

home equity

lines of
credit,

overdrafts,

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

2024 10-K

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
• Concentration risk
• Changes in the value of underlying collateral
• The effect of other external factors: e.g., competition,

legal, and regulatory requirements
• Changes in lending management, among others
Management evaluates

on an individual

basis collateral

dependent loans

using the fair

value of the

collateral method
to determine

if a

credit loss

reserve is

necessary.

The ACL

is measured

based on

the difference

of the

fair

value of

the
collateral and

the recorded

investment

(amortized

cost

basis of

the

loan), if

the final

collateral

valuation

is less

than the
recorded investment

of the

loan a

reserve amount

is calculated.

If the

collateral

valuation is

equal to

or greater

than the
recorded investment of the loan, no reserve is determined.

The Company estimates a

reserve for unfunded commitments,

which is reported separately

from the ACL within

other
liabilities. The reserve is based upon the same quantitative and qualitative factors applied to the collectively evaluated loan
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

At December 31,

2024 and

2023, the

Company had

a concentration

of risk

with loans

outstanding to

the Company’s
top ten lending relationships

totaling $
236.2

million and $
163.1

million, respectively.

At December 31, 2024 and

2023, this
concentration represented
12.0
% and
9.2
% of net

loans outstanding,

respectively.

At December

31, 2024 and

December
31,

2023,

the

largest

commercial

real

estate

loan

note

outside

Florida

was
one

commercial

real

estate

loan

with

an
outstanding balance of $
19.8

million and $
20.0

million, respectively, collateralized

by a 1
st

lien commercial property located
in New York

State.

At

December 31,

2024,

the

Company

had

a

concentration

of

risk

with

loans

outstanding

totaling

$
82.4

million

to
correspondent

banks

located

in

Ecuador,

Dominican

Republic,

Honduras,

and

Panama.

At

December 31,

2023,

the
Company also had a concentration

of risk with loans outstanding

totaling $
105.4

million to correspondent banks

located in
Ecuador,

Dominican

Republic, Honduras,

and

El Salvador.

These banks

maintained

deposits

with right

of

offset

totaling
$
62.6

million and $
43.9

million at December 31, 2024 and 2023, respectively.
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
Other Real Estate Owned
OREO consists of real estate properties acquired through,

or in lieu of, foreclosure that are

held for sale and are initially
recorded at

the fair

value of

the property

less estimated

selling costs

at the

date

of foreclosure,

establishing

a new

cost
basis. Subsequent to

foreclosure, valuations

are periodically performed

by management and

the assets are

carried at the
lower of carrying

amount or

fair value

less cost

to sell.

Subsequent write-downs

are recognized

as a

valuation allowance
with

the

offset

recorded

in

the

Consolidated

Statements

of

Operations.

Carrying

costs

are

charged

to

other

real

estate
owned

expenses

in

the

accompanying

Consolidated

Statements

of

Operation.

Gains

or

losses

on

sale

of

OREO

are
recognized when

consideration has

been exchanged,

all closing

conditions have

been met

and permanent

financing has
been arranged.

Bank Owned Life Insurance
BOLI is carried at

the amount that could

be realized under the

contract at the balance sheet

date, which is typically

cash
surrender

value.

Changes

in

cash

surrender

value

are

recorded

in

non-interest

income.

At

December 31,

2024,

the
Company

maintained

BOLI

policies

with

five

insurance

carriers

with

a

combined

cash

surrender

value

of

$
53.5

million.
These policies cover certain present and former executives

and officers; the Company is the beneficiary

of these policies.
Employee 401(k) Plan
The Company

has an 401(k)

plan covering substantially

all eligible

employees. Employee

401(k) plan

expense is

the
amount of matching contributions.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

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

Sheets. Such items, along with net

income, are components of comprehensive
income (loss).

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
Earnings per Common Share
Basic earnings

per common

share is

net income

available to

common stockholders

divided by

the weighted

average
number

of

common

shares

outstanding

during

the

period.

Diluted

earnings

per

common

share

included

the

effect

of
additional potential common shares issuable under vested

stock options and unvested shares of

restricted stock. Basic and
diluted earnings per

share are updated

to reflect the

effect of

stock splits as

occurred. See Note

14 “Earnings

Per Share”

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

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

with graded vesting,
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

See Note 19 “Loss Contingencies” for further details.
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
Rate Swaps Designated as Cash Flow Hedges
The

changes

in

fair

value

on

these

interest

rate

swaps

are

recorded

in

other

assets

or

other

liabilities

with

a
corresponding recognition

in other comprehensive

income (loss)

and subsequently reclassified

to earnings when

gains or
losses are realized. As of December 31, 2024, the cash

flow hedge was effective.

Interest Rate Swaps Designated as Fair Value

Hedges

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

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

2024 10-K

The impact of

adoption of the

ASU 2016-13 in

January 1, 2023,

was an increase

to ACL on

loans receivables of

$
1.1
million and an

increase to the

reserve for unfunded

commitments of

$
259

thousand. This

one-time, net

of tax, cumulative
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

troubled

debt
restructurings (“TDR”)

for entities

that have

adopted ASU

2016-13, Financial

Instruments-Credit

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

entities from March 12, 2020 to

December 31, 2022.
The

Company

executed

its

transition

strategy

in

preparation

for

the

cessation

of

the

London

Intrabank

Offered

Rate
(“LIBOR”) and the adjustment of

its existing financial instruments affecte

d

by LIBOR, whether directly or

indirectly.

LIBOR-
based originations were ceased as of June 30, 2023, and for existing LIBOR-based transactions,

the Company substituted
Secured Overnight

Financing Rate

(“SOFR”) for

LIBOR. The

Company has

completed its

transition away

from LIBOR

for
its loan and other financial instruments.
Improvements to Reportable Segment Disclosures
In November

2023, FASB

issued ASU

No. 2023-07,

Segment Reporting

(Topic

280), aiming

to augments

reportable
segment

disclosure

requirements,

it

enhances

significant

segment

expenses

disclosures.

Additionally,

this

amendment

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

enhances

interim

disclosure

requirements,

clarifies

multiple

segment

measures

of

profit

or

loss,

provides

new

segment
disclosure

requirements

for

entities

with

a

single

reportable

segment

and

requires

other

disclosure

requirements.

The
Company

adopted

this

ASU

in

December

2024.

The

adoption

of

this

guidance

did

not

have

a

material

impact

on

the
consolidated financial statements.

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

December

15, 2024.

The Company

is currently

assessing the
potential impact of this

ASU on its financial

reporting and has

not yet concluded whether

the changes will materially

affect
its business operations or consolidated financial statements.
2.

INVESTMENT SECURITIES

The following

tables present

a summary

of the amortized

cost, unrealized

or unrecognized

gains and

losses,

and fair
value of investment securities at the dates indicated (in

thousands):

December 31, 2024
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
14,279
$
14
$
(1,668)
$
12,625
Collateralized mortgage obligations
101,808
15
(22,918)
78,905
Mortgage-backed securities - residential
58,995
1
(12,063)
46,933
Mortgage-backed securities - commercial
86,604
40
(7,905)
78,739
Municipal securities
24,925
-
(5,614)
19,311
Bank subordinated debt securities
24,314
438
(1,044)
23,708
$
310,925
$
508
$
(51,212)
$
260,221
Held-to-maturity:
U.S. Government Agency
$
42,538
$
-
$
(5,094)
$
37,444
Collateralized mortgage obligations
56,987
57
(7,785)
49,259
Mortgage-backed securities - residential
40,681
53
(4,613)
36,121
Mortgage-backed securities - commercial
15,272
-
(1,385)
13,887
Corporate bonds
9,222
-
(393)
8,829
$
164,700
$
110
$
(19,270)
$
145,540
Allowance for credit losses - securities held-to-maturity
(6)
Securities held-to maturity, net of allowance for credit losses
$
164,694

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

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
(8)
Securities held-to maturity, net of allowance for credit losses
$
174,974
There were
no

investment securities that

were transferred from

AFS to HTM for

the years ended December

31, 2024,
and 2023.
Transfers

of

debt

securities

into

the

HTM

category

from

the

AFS

category

are

made

at

fair

value

as

of

the

date

of
transfer.

The

unrealized

gain or

loss at

the

date

of transfer

is retained

in

AOCI and

in the

carrying

value

of the

held-to-
maturity securities.

There was no impact to net income. Such amounts are

amortized over the remaining life of the security.
For the years

ended December 31, 2024 and

2023, total amortization out

of AOCI for the

net unrealized losses on

securities
transferred from AFS to HTM in 2022 was $
267

thousand and $
251

thousand, respectively. In addition for these securities,
the

balance

of

the

net

unrealized

losses

retained

in

AOCI

was

$
9.3

million

at

December

31,

2024

and

$
9.5

million

at
December 31, 2023.
The following

table presents

the proceeds,

realized gross

gains and

realized gross

losses on

sales and

calls of

AFS
debt securities for the years ended December 31, 2024 and

2023 (in thousands):

Available-for-sale: 2024 2023
Proceeds from sales and call of securities
$
34,753
$
24,185
Gross Gains
$
195
$
3
Gross Losses
(181)
(1,862)
Net realized gains (losses)
$
14
$
(1,859)
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

Available-for-sale Held-to-maturity
December 31, 2024:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year $ - $ - $ - $ -
Due after one year through five years
2,926
3,037
9,222
8,829
Due after five years through ten years
42,068
36,788
- -
Due after ten years
4,245
3,194
- -
U.S. Government Agency
14,279
12,625
42,538
37,444
Collateralized mortgage obligations
101,808
78,905
56,987
49,259
Mortgage-backed securities - residential

58,995
46,933
40,681
36,121
Mortgage-backed securities - commercial

86,604
78,739
15,272
13,887
$
310,925
$
260,221
$
164,700
$
145,540
At December 31,

2024 and

2023, there

were no

securities to

any one

issuer,

in an

amount greater

than 10%

of total
stockholders’

equity

other

than

the

U.S.

Government

and

U.S.

Government

Agencies.

All

the

collateralized

mortgage
obligations and mortgage-backed securities are issued

by U.S. sponsored entities at December 31, 2024 and

2023.
Information

pertaining

to

investment

securities

both

AFS

and

HTM

with

gross

unrealized

losses,

aggregated

by
investment

category

and

length

of

time

that

those

individual

securities

have

been

in

a

continuous

loss

position,

are
presented as of the following dates (in thousands):

December 31, 2024
Less than 12 months 12 months or more Total
Fair Value
Unrealized
Losses Fair Value
Unrealize
d Losses Fair Value
Unrealize
d Losses
U.S. Government Agency
$
4,468
$
(76)
$
44,895
$
(7,817)
$
49,363
$
(7,893)
Collateralized mortgage obligations
3,101
(23)
122,210
(34,998)
125,311
(35,021)
Mortgage-backed securities - residential
4,758
(92)
76,935
(19,031)
81,693
(19,123)
Mortgage-backed securities - commercial
48,433
(1,422)
37,739
(9,312)
86,172
(10,734)
Municipal securities

- -
19,311
(5,613)
19,311
(5,613)
Bank subordinated debt securities
- -
14,352
(1,044)
14,352
(1,044)
Corporate bonds
- -
8,829
(214)
8,829
(214)
$
60,760
$
(1,613)
$
324,271
$
(78,029)
$
385,031
$
(79,642)

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
111.1

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

2024 10-K

debt securities. In addition, ASC 326 amended the accounting for available-for-sale debt securities. One such change

is to
require credit losses to be presented as an allowance

rather than as a write-down on available-for-sale debt

securities.
CECL requires a loss reserve for securities

classified as HTM. The reserve should reflect

historical credit performance
as well as the impact of projected economic forecast.

For U.S. Government bonds and U.S. Agency issued

bonds in HTM,
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

December 31, 2024 and December 31, 2023, all held-to-
maturity securities held by the Company were rated investment grade.
At December 31, 2024, HTM securities

included $
155.5

million of U.S. Government and

U.S. Agency issued bonds and
mortgage-backed

securities.

Because

of

the

explicit

and/or

implicit

guarantee

on

these

bonds,

the

Company

holds
no
reserves

on

these

holdings.

The

remaining

portion

of

the

HTM

portfolio

is

made

up

of

$
9.2

million

in

investment

grade
corporate bonds. The required reserve for these

holdings is determined each quarter using the model described above.

For
the portion of the HTM exposed to non-government

credit risk, the Company utilized the PD/LGD

methodology to estimate
a $
6

thousand ACL as

of December 31,

2024. The book

value for debt

securities classified as

HTM represents amortized
cost less ACL.

The

Company

determined

that

an

ACL

on

its

debt

securities

available

for

sale

as

of

December

31,

2024

was

not
required.
At

December

31,

2024,

the

Company

had

$
56.7

million

of

unrealized

losses

on

mortgage-backed

securities

and
collateralized mortgage

obligations of

U.S. Government

sponsored entities

having a

fair value

of $
303.8

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
In 2018, the Company

became a Qualified Public Depository

(“QPD”) with the State

of Florida. As a

QPD, the Company
has the

authority to

legally maintain public

deposits from cities,

municipalities, and the

State of

Florida. These public

deposits
are secured by securities pledged to

the State of Florida at a ratio of
50
% of the average outstanding amount

of uninsured
deposits. The Company must

also maintain a minimum amount of

pledged securities to be in the

program related to these
deposits.
At December 31,

2024, the

Company had
twenty-one

securities with

an aggregate

fair value of

$
66.1

million pledged
to

the

State

of

Florida

under

the

public

funds

program.

The

Company

held

a

total

of

$
110.5

million

in

public

funds

at
December 31, 2024.
At December 31, 2023, the Company

had
twenty-eight

securities with an aggregate fair value

of $
86.9

million pledged
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

2024 10-K
3.

LOANS
The following table is a summary of the distribution of

loans held for investment by type (in thousands):

December 31, 2024 December 31, 2023
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
289,961
14.8
% $
204,419
11.5
%
Commercial Real Estate
1,136,417
57.8
%
1,047,593
58.8
%
Commercial and Industrial
258,311
13.1
%
219,757
12.4
%
Correspondent Banks
82,438
4.2
%
114,945
6.5
%
Consumer and Other

198,091
10.1
%
191,930
10.8
%
Total

gross loans
1,965,218
100.0
%
1,778,644
100.0
%
Plus: Deferred costs
7,630
2,183
Total

loans net of deferred costs
1,972,848
1,780,827
Less: Allowance for credit losses
24,070
21,084
Total

net loans
$
1,948,778

$
1,759,743
At December 31, 2024 and 2023, the Company had $
518.8

million and $
534.2

million, respectively, of commercial real
estate and residential mortgage loans pledged as collateral on lines of credit with the FHLB and the

Federal Reserve Bank
of Atlanta. At December 31, 2024 and 2023, the Company

had
no

real estate loans in the process of foreclosure.

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

Changes in the ACL for the years ended December 31, 2024

and 2023 are as follows (in thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Correspondent
Banks
Consumer
and Other Total
December 31, 2024:
Beginning balance
$
2,695
$
10,366
$
3,974
$
911
$
3,138
$
21,084
Provision for credit losses
(1)

2,403
(1,578)
640
(257)
1,752
2,960
Recoveries
23

-

19

-

3
45
Charge-offs

-

-

-

-

(19)
(19)
Ending Balance

$
5,121
$
8,788
$
4,633
$
654
$
4,874
$
24,070
December 31, 2023:
Beginning balance
$
1,352
$
10,143
$
4,163
$
720
$
1,109
$
17,487
Cumulative effect of adoption of
accounting principle

(2)
1,238
1,105
(2,158)
23
858
1,066
Provision for credit losses
(3)
95
(882)
1,897
168
1,225
2,503
Recoveries
10

-

72

-

3
85
Charge-offs

-

-

-

-

(57)
(57)
Ending Balance

$
2,695
$
10,366
$
3,974
$
911
$
3,138
$
21,084
(1) Provision for credit losses excludes $
199

thousand provision for unfunded commitments included

in other liabilities and $
2

thousand release for
investment securities held to maturity.
(2) Impact of CECL adoption on January 1, 2023
(3) Provision for credit losses excludes $
144

thousand release for unfunded commitments

included in other liabilities and $
8

thousand provision for
investment securities held to maturity.
Allowance for credit losses and the outstanding balances in

loans as of December 31, 2024 and 2023 are as

follows (in
thousands):

Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Correspondent
Banks
Consumer
and Other Total
December 31, 2024:
Allowance for credit losses:
Individually evaluated
$
40
$ - $
27
$ - $
651
$
718
Collectively evaluated
5,081
8,788
4,606
654
4,223
23,352
Balances, end of period
$
5,121
$
8,788
$
4,633
$
654
$
4,874
$
24,070
Loans:
Individually evaluated
$
6,788
$ - $
690
$ - $
1,990
$
9,468
Collectively evaluated
283,173
1,136,417
257,621
82,438
196,101
1,955,750
Balances, end of period
$
289,961
$
1,136,417
$
258,311
$
82,438
$
198,091
$
1,965,218
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

2024 10-K

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

2024 10-K

Loan credit exposures by internally assigned grades are

presented below for the periods indicated (in thousands):

As of December 31, 2024
Term Loans by Origination Year
Revolving
Loans Total 2024 2023 2022 2021 2020 Prior
Residential real estate
Pass
$
109,590
$
39,666
$
34,315
$
23,039
$
5,791
$
66,115
$
10,885
$
289,401
Substandard
- - - - -
560
-
560
Total
109,590
39,666
34,315
23,039
5,791
66,675
10,885
289,961
Commercial real estate
Pass
175,023
130,503
317,971
175,535
98,695
231,558
4,680
1,133,965
Substandard
- - -
1,765
687
- -
2,452
Total
175,023
130,503
317,971
177,300
99,382
231,558
4,680
1,136,417
Commercial and
industrial
Pass
68,405
80,644
33,962
30,495
3,891
11,839
26,795
256,031
Substandard
- - -
519
-
1,093
668
2,280
Total
68,405
80,644
33,962
31,014
3,891
12,932
27,463
258,311
Correspondent banks
Pass
82,438
- - - - - -
82,438
Total
82,438
- - - - - -
82,438
Consumer and other
loans

Pass
40,921
51,392
65,603
35,181
491
815
1,698
196,101
Substandard
- -
1,990
- - - -
1,990
Total
40,921
51,392
67,593
35,181
491
815
1,698
198,091
Total

Loans
Pass
476,377
302,205
451,851
264,250
108,868
310,327

44,058
1,957,936
Special Mention
- - - - - - - -
Substandard
- -
1,990
2,284
687
1,653
668
7,282
Doubtful
- - - - - - - -
Total
$
476,377
302,205
453,841
266,534
109,555
311,980
44,726
1,965,218

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

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
37,934
1,778,644

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The following table include an aging analysis

of accruing loans and total non-accruing

loans as of December 31, 2024 and
2023 (in thousands):

Accruing
As of December 31, 2024: Current
Past Due
30-89 Days
Past Due >
90 Days
and Still
Accruing
Total
Accruing
Non-
Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
1,120
$ - $ - $
1,120
$ - $
1,120
1-4 family residential
225,334
2,886
-
228,220
-
228,220
Condo residential
58,956
1,351
-
60,307
314
60,621
285,410
4,237
-
289,647
314
289,961
Commercial real estate:
Land and construction
40,090
- -
40,090
-
40,090
Multi-family residential
214,912
- -
214,912
-
214,912
Condo commercial
57,402
- -
57,402
-
57,402
Commercial property
823,326
687
-
824,013
-
824,013
Leasehold improvements
- - - - - -
1,135,730
687
-
1,136,417
-
1,136,417
Commercial and industrial:
Secured
232,779
521
-
233,300
403
233,703
Unsecured
24,608
- -
24,608
-
24,608
257,387
521
-
257,908
403
258,311
Correspondent banks
82,438
- -
82,438
-
82,438
Consumer and other
196,101
- -
196,101
1,990
198,091
Total
$
1,957,066
$
5,445
$ - $
1,962,511
$
2,707
$
1,965,218

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

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

31, 2024 and 2023.
Non-accrual Status
The following table

includes the amortized

cost basis of

loans on non-accrual

status and loans

past due over

90 days
and still accruing as of December 31, 2024 and December

31, 2023 (in thousands):

December 31, 2024
Nonaccrual Loans
With No Related
Allowance
Nonaccrual Loans
With Related
Allowance
Total

Non-accruals
Loans Past Due
Over 90 Days and
Still Accruing
Residential real estate
$
314
$ - $
314
$
Commercial and industrial
-
403
403
-
Consumer and other
-
1,990
1,990
-
Total
$
314
$
2,393
$
2,707
$
-
December 31, 2023
Nonaccrual Loans
With No Related
Allowance
Nonaccrual Loans
With Related
Allowance
Total

Non-accruals
Loans Past Due
Over 90 Days and
Still Accruing
Commercial and industrial
$ - $
468
$
468
$ -
Total
$ - $
468
$
468
$ -
Accrued interest

receivable is

excluded from

the estimate

of credit

losses. There

was
no

interest income

recognized
attributable

to non-accrual

loans

outstanding

during the

years

ended

December

31, 2024

and

2023.

Interest

income

on

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

these

loans

for

the

year

ended

December

31,

2024

and

2023,

would

have

been

approximately

$
84

thousand

and

$
40
thousand, respectively,

had these loans performed in accordance with their

original terms.

Collateral-Dependent Loans
A

loan

is

collateral

dependent

when

the

borrower

is

experiencing

financial

difficulty

and

repayment

of

the

loan

is
expected to be

provided substantially

through the

sale or

operation of the

collateral. There

were
two

collateral dependent
loans as of December 31, 2024 and
no

collateral dependent loans as of December 31, 2023.

The following

table includes

the amortized cost

basis of

collateral dependent

loans related

to borrowers

experiencing
financial difficulty by type of collateral as of December

31, 2024 (in thousands):

As of December 31, 2024
Collateral type

Boat Specific Reserves
Consumer and other loans

$
1,990
$
651
Total
$
1,990
$
651
Management evaluates

on an individual

basis collateral

dependent loans

using the fair

value of the

collateral method
to determine

if a

credit loss

reserve is

necessary.

The ACL

is measured

based on

the difference

of the

fair

value of

the
collateral and

the recorded

investment

(amortized

cost

basis of

the

loan), if

the final

collateral

valuation

is less

than the
recorded investment

of the

loan a

reserve amount

is calculated.

If the

collateral

valuation is

equal to

or greater

than the
recorded investment of the loan, no reserve is determined.

Loan Modifications to Borrowers Experiencing Financial

Difficulties
The following

table present

newly restructured

loans, by

type of

modification, which

occurred during

the years

ended
December 31, 2024 and December 31, 2023 (dollars

in thousands):

December 31, 2024
Recorded Investment Prior to Modification Recorded Investment After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Commercial and industrial
1
$
468
$
468
1
$
468
$
468
1
$
468
$
468
1
$
468
$
468
December 31, 2023
Recorded Investment Prior to Modification Recorded Investment After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Commercial and industrial
2
$ 650 $
650
2
$
650
$
650
2
$
650
$
650
2
$
650
$
650
The Company

had
one

new modification

to borrowers

experiencing financial

difficulties for

the year

ended December
31,

2024.

The

Company

had
two

new

modifications

to

borrowers

experiencing

financial

difficulties

for

the

year

ended
December 31, 2023.

4.

LEASES
The

Company

enters

into

leases

in

the

normal

course

of

business

primarily

for

banking

centers

and

back-office
operations. As of

December 31, 2024, the

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

2024 10-K

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

As

most

of

the

Company’s

leases

do

not

provide

an

implicit

rate,

the

incremental

borrowing

rate

based

on

the
information available

at commencement

date is

used. The

Company’s

incremental borrowing

rate is

based on

the FHLB
advances rate matching or nearing the lease term.

The following table presents the ROU assets and lease liabilities as of December 31, 2024 and 2023 (in thousands):

2024 2023
ROU assets:
Operating leases

$
8,451
$
11,423
Lease liabilities:
Operating leases

$
8,451
$
11,423
The weighted average remaining lease term and weighted average discount rate as of December 31, 2024 and 2023:

2024 2023
Weighted average remaining lease term (in years):
Operating leases
5.95
6.35
Weighted average discount rate:
Operating leases

2.94
%
2.94
%
Future lease payment obligations and a reconciliation to lease liability as of December 31, 2024 (in thousands):

2025
$
3,312
2026
2,383
2027
951
2028
492
2029
478
Thereafter
2,509
Total

future minimum lease payments
10,125
Less: interest component
(1,674)
Total

lease liability
$
8,451

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K
5.

PREMISES AND EQUIPMENT

A summary of premises and equipment are presented

below as of December 31, 2024 and 2023 (in thousands):

2024 2023
Land $
972
$
972
Building
1,952
1,952
Furniture, fixtures and equipment
9,137
8,981
Computer hardware and software
4,623
4,592
Leasehold improvements
10,584
10,457
Premises and equipment, gross
27,268
26,954
Accumulated depreciation and amortization
(22,705)
(22,118)
Premises and equipment, net
$
4,563
$
4,836
Depreciation

and

amortization

expense

was

$
587

thousand

and

$
590

thousand

for

the

years

ended

December 31,
2024 and 2023, respectively.

6.

INCOME TAXES

The Company’s provision

for income taxes is

presented in the following

table for the years

ended December 31, 2024
and 2023 (in thousands):

2024 2023
Current:
Federal $ - $ -
State -

-
Total

current
-

-
Deferred:
Federal
6,122

4,121
State
1,681

1,130
Total

deferred
7,803

5,251
Total

tax expense
$
7,803
$
5,251
The actual income

tax expense for the

years ended December 31, 2024

and 2023 differs from

the statutory tax expense
for the year (computed by applying the U.S. federal

corporate tax rate of
21
% for 2024 and
21
% for 2023 to income before
provision for income taxes) as follows (in thousands):

2024 2023
Federal taxes at statutory rate $
6,820
$
4,577
State income taxes, net of federal tax benefit
1,411

947
Bank owned life insurance
(428)

(273)
Other, net
-

-
Total

tax expense
$
7,803
$
5,251

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K
The following table presents

the deferred tax assets

and deferred tax liabilities

as of December 31, 2024

and 2023 (in
thousands):

2024 2023
Deferred tax assets:
Net operating loss
$
9,276
$
16,430
Allowance for credit losses
6,100
5,410
Lease liability
2,142
2,895
Unrealized loss on available for sale securities
15,200
15,114
Depreciable property
38
203
Equity compensation
686
630
Accruals
520
382
Other, net
65
10
Deferred tax asset
$
34,027
$
41,074
Deferred tax liability:
Deferred loan cost
(1,934)
(553)
Lease right of use asset
(2,142)
(2,895)
Deferred expenses
(224)
(180)
Cash flow hedge
(81)
(85)
Other, net
-
(79)
Deferred tax liability
$
(4,381)
$
(3,792)
Net deferred tax asset
$
29,646
$
37,282
At December

31, 2024,

the Company

had approximately $
32.7

million of

Federal and

$
55.5

million of

State net

operating
loss carryforwards expiring

in various amounts

from 2032 to

2036. If unused

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

State examinations by tax authorities for years before 2021.
For

the

years

ended

December 31,

2024 and

2023,

the

Company

did
no
t have

any unrecognized

tax benefits

as a
result of

tax positions

taken during

a prior

period or

during the

current period.

Additionally,
no

interest or

penalties

were
recorded as a result of tax uncertainties.
7.

DEPOSITS
The following table presents deposits by type at December 31,

2024 and 2023 (in thousands):

2024 2023
Non-interest bearing demand deposits
$
575,159
$
552,762
Interest-bearing demand deposits
50,648
47,702
Savings and money market deposits
1,180,809
1,048,272
Time deposits
367,388
288,403
Total

deposits
$
2,174,004
$
1,937,139
Time

deposits exceeding

the FDIC

deposit insurance

limit of

$250 thousand

per account

at December 31,

2024 and
2023 were $
94.0

million and $
117.2

million, respectively.

As of

December

31,

2024,

the Company

had

$
133.0

million

in

brokered

CDs

at

a weighted

average

rate

of
4.38
%.
Brokered CDs were
6.1
% of total deposits at such date.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

As

of

December

31,

2023,

the

Company

had

$
50.0

million

of

brokered

CDs

at

weighted

average

rate

of
4.98
%.
Brokered CDs were
2.6
% of total deposits at such date.

At December 31, 2024, the scheduled maturities of time deposits were (in thousands):

2025
$
329,989
2026
35,215
2027
1,628
2028
122
2029
434
$
367,388
At December 31,

2024 and

2023, the

aggregate amount

of demand

deposits reclassified

to loans

as overdrafts

was
$
403

thousand and $
213

thousand, respectively.
8.

BORROWINGS

Borrowed funds

consist of

fixed-rate advances

from the

FHLB. At

December 31, 2024,

FHLB advances

were $
163.0
million and at December 31, 2023 were $
183.0

million.
The following table presents outstanding FHLB advances

at December 31, 2024 and 2023 (in thousands):

At December 31, 2024
Interest Rate Type of Rate Maturity Date Amount
2.05
% Fixed
March 27, 2025
$
10,000
1.07
% Fixed
July 18, 2025
6,000
3.76
% Fixed
January 24, 2028
11,000
3.77
% Fixed
April 25, 2028
50,000
3.68
% Fixed
September 13, 2027
21,000
3.79
% Fixed
March 23, 2026
20,000
4.65
% Fixed
February 13, 2025
45,000
$
163,000
At December 31, 2023
Interest Rate Type of Rate Maturity Date Amount
1.04
% Fixed
July 30, 2024
$
5,000
1.07
% Fixed
July 18, 2025
6,000
2.05
% Fixed
March 27, 2025
10,000
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

BTFP program ceased making new loans as of March

2024.

On January

12, 2024,

the Company

borrowed $
80.0

million at

a rate

of
4.81
%, maturing

on
January 10, 2025
, under
the BTFP

program. Subsequently,

the Company

paid off

$
80.0

million in

borrowings under

the BTFP

program during

the
third quarter

2024. The

original maturity

of this

borrowing under

the BTFP

program was

January 2025,

and there

are no
remaining borrowings by the Company under this program.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K
9.

EQUITY BASED AND OTHER COMPENSATION

PLANS

Employee 401(k) Plan
The Company

has an

401(k) plan

(the “Plan”)

covering substantially all

eligible employees.

The Plan

includes a

provision
that the employer may contribute

to the accounts of

eligible employees for whom

a salary deferral is made.

The Company
contributed

$
354

thousand

and

$
306

thousand

to

the

Plan

during

the

years

ended

December 31,

2024

and

2023,
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

had a
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

2024, there

were
996,436

shares available

for grant

under the

2015 Option

Plan. At

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
actual option forfeitures.
The

compensation

expense

is

reported

under

salaries

and

employee

benefits

in

the

accompanying

Consolidated
Statements

of

Operations.

Compensation

expense

totaling

$
278

thousand

was

recognized

for

the

year

ended
December 31, 2024

and $
459

thousand for

the year

ended December

31, 2023.

There was
no

related tax

benefit for

the
years ended December 31, 2024 and 2023.
Unrecognized compensation

cost remaining

on stock-based

compensation totaled

$
10

thousand and

$
342

thousand
for the years ended December 31, 2024 and 2023, respectively.
Cash

flows

resulting

from

excess

tax

benefits

are

required

to

be

classified

as

a

part

of

cash

flows

from

operating
activities. Excess tax benefits

are realized tax benefits

from tax deductions for

exercised options in

excess of the deferred
tax asset attributable to the compensation cost for such

options.
There were
no

options granted in 2024.

For the fair value of options granted in 2023, the following were the assumptions:

Assumption 2023
Risk-free interest rate
3.53
%
Expected term
10
years
Expected stock price volatility
10
%
Dividend yield
0
%

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K
The following table presents a summary of stock options

for the years ended December 31, 2024 and 2023:

Stock Options
Weighted Average
Exercise Price
Weighted Average
Remaining
Contractual Years
Aggregate Intrinsic
Value (in
thousands)
Balance at January 1, 2024
947,167
$
10.97
6.5
Granted
—
$
-
Exercised
(122,000)
$
10.81
Forfeitures
(100,000)
$
11.99
Balance at December 31, 2024
725,167
$
10.86
5.3
Exercisable at December 31, 2024
720,499
$
10.85
5.3
$
4,972

Balance at January 1, 2023
965,667
$
10.91
7.4
Granted
7,500
$
12.41
Exercised
(10,000)
$
7.50
Forfeitures
(16,000)
$ 10.34
Balance at December 31, 2023
947,167
$
10.97
6.5
Exercisable at December 31, 2023
758,000
$
10.71
6.1
$
1,195
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of exercisable options at the dates presented

(the

difference

between

the

valuation

of the

Company’s

stock

and the

exercise

price,

multiplied

by the
number of

options considered

in-the-money) that

would have

been received

by the

option holders

had all

option holders
exercised their options.
The weighted average per share fair value of options granted for the year ended December 31, 2023, was $
3.91
; there
were no grants in 2024.

Restricted Stock
In 2024 , the Company issued
277,922

shares of Class A common stock to employees and

directors as restricted stock
awards pursuant

to the

Company's 2015

Option Plan.

Awards under

the 2015

Option Plan

may not

be sold

or otherwise
transferred until

certain restrictions have

lapsed. The Company

primarily issues restricted

stock awards with

a
3
-year vesting
period. However,

out of

the
277,922

shares

of Class

A common

stock issued

pursuant restricted

stock awards

in 2024,
150,000

shares issued in

October 2024 had

a modified vesting

period. The
150,000

shares vested
33
% of the

award in a
period of two months in 2024, and
67
% remaining will vest in the next 2 years.

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

generally

three

years

unless

the

Board

of

Directors

approves

a

different

vesting
schedule for

the grants.

As of

December 31,

2024, unearned

share-based compensation

expense associated

with these
awards totaled $
4.3

million.
Compensation expense totaling $
1.9

million was recognized for

the year ended December

31, 2024 and reported

under
salaries and

benefits in

the

accompanying

Consolidated

Statement

of Operations.

Compensation

expense totaling

$
553
thousand was recognized for the year ended December

31, 2023.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

The following table presents a summary of restricted stock

awards for the years ended December 31, 2024 and 2023:

Restricted Stock
Weighted Average Grant Date
Fair Value
Balance at January 1, 2024
218,422
$
12.19
Granted
277,922
$
14.33
Forfeited
(8,625)
$
12.63
Vested
(85,643)
$
13.84
Balance at December 31, 2024
402,076
$
13.31
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
On

January

1,

2023,

the

Company

adopted

ASU

2016-13

Financial

Instruments

-

Credit

Losses

(Topic

326):
Measurement of Credit Losses

on Financial Instruments,

as amended, which replaces

the incurred loss methodology

with
an expected

loss methodology

that is

referred to as

the CECL

methodology.

The measurement

of expected

credit losses
under the CECL methodology

is applicable to financial

assets measured at amortized

cost, including loan receivables

and
held-to-maturity debt securities.
The Company

records

a

liability

for

expected

credit

losses

on

off-balance-sheet

credit

exposure

in

accordance

with
ASC

326.

The

Company

uses

the

loss

rate

and

exposure

of

default

framework

to

estimate

a

reserve

for

unfunded
commitments. Loss rates

for the expected funded

balances are determined

based on the

associated pooled loan

analysis
loss rate and the exposure at default is

based on an estimated utilization given

default. The off-balance sheet commitment
allowance were $
571

thousand and $
372

thousand as of December 31, 2024 and December

31, 2023, respectively.

A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
December 31, 2024 and 2023 (in thousands):

2024 2023
Commitments to grant loans and unfunded lines of credit
$
122,578
$
85,117
Standby and commercial letters of credit
5,389
3,987
Total
$
127,967
$
89,104
Commitments to

extend credit

are agreements

to lend

to a

customer as

long as

there is

no violation

of any

condition
established in the contract. Commitments generally have

fixed expiration dates or other termination clauses.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

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
1.38

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
Interest Rate Swaps Designated as Fair Value

Hedges
During the

third quarter

in 2024,

the Company

unwound
four

fair value

interest rate

swaps with

a notional

aggregate
amount of

$
200

million. The

decision to

unwind these

swaps was

driven by

changes in

interest rate

forecasts and

asset-
liability management

strategies. The

early termination fee

to unwind

the fair

value swaps

totaled $
3.7

million. The

termination
fees allocated to

each loan category

will be amortized

over the remining

life of the

hedge loans on

a monthly

straight-line
basis

with

full

recognition

of

the

unamortized

cost

upon

the

early

payoff

of

the

hedge

loan.

The

amortization

of

the
termination fee

is reflected

in the

loan interest

income line

in the

Company’s Consolidated

Statement of

Operations. The
original

maturities

of

these

fair

value

interest

swaps

were

between

2025

and

2026.

The

fair

value

interest

rate

swap
agreements had an average maturity of
1.51

years at the date of termination.
As of

December 31,

2023, the

Company had
four

fair value

interest rate

swap agreements

with a

notional aggregate
amount of

$
200

million that

were designated

as fair

value hedges

on loans.

The interest

rate swap

agreements have

an
average

maturity

of
2.23

years,

the

weighted

average

fixed-rate

paid

is
4.74
%,

with

the

weighted

average

3-month
compound SOFR being received
The

changes

in

fair

value

on

these

interest

rate

swaps

are

recorded

in

other

assets

or

other

liabilities

with

a
corresponding recognition in the assets being hedged.

Interest Rate Swaps
The Company also

enters into

interest rate swaps

with its

loan customers. The

Company had
60

and
20

interest rate
swaps with loan customers with

a notional aggregate amount of $
206.3

million and $
46.5

million at December 31, 2024 and
2023, respectively.

These interest rate

swaps have maturity

dates of between

2025 and 2051.

The Company entered

into
corresponding

and

offsetting

derivatives

with

third

parties.

The

fair

value

of

liability

on

these

derivatives

requires

the

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

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
December 31, 2024:
Derivatives Designated as Cash Flow Hedges
Interest rate swaps
$
50,000
$ -
Other assets
$
321
$ -
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
206,258
$
4,943
Other assets/Other liabilities
$
6,869
$
6,869
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

2024 10-K

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
The

following

table

represents

the

Company's

assets

and

liabilities

measured

at

fair

value

on

a

recurring

basis

at
December 31, 2024 and 2023 for each of the fair value

hierarchy levels (in thousands):

2024 2023
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency $ - $
12,625
$ - $
12,625
$ - $
8,173
$ - $
8,173
Collateralized mortgage obligations
-
78,905
-
78,905
-
80,606
-
80,606
Mortgage-backed securities - residential
-
46,933
-
46,933
-
52,187
-
52,187
Mortgage-backed securities - commercial
-
78,739
-
78,739
-
42,764
-
42,764
Municipal securities
-
19,311
-
19,311
-
19,338
-
19,338
Bank subordinated debt securities
-
23,708
-
23,708
-
26,261
-
26,261
Total
-
260,221
-
260,221
-
229,329
-
229,329
Derivative assets
-
7,190
-
7,190
-
4,892
-
4,892
Total assets at fair value
$ - $
267,411
$ - $
267,411
$ - $
234,221
$ - $
234,221
Derivative liabilities $ - $
6,869
$ - $
6,869
$ - $
7,988
$ - $
7,988
Total liabilities at fair value
$ - $
6,869
$ - $
6,869
$ - $
7,988
$ - $
7,988

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments

not carried at fair
value, at December 31, 2024 and 2023 are as follows (in thousands):

Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
December 31, 2024:
Financial Assets:
Cash and due from banks $
6,986
$
6,986
$ - $ - $
6,986
Interest-bearing deposits in banks $
70,049
$
70,049
$ - $ - $
70,049
Investment securities held to maturity, net
$
164,694
$ - $
145,540
$ - $
145,540
Loans held for investment, net
$
1,948,778
$ - $ - $
1,950,646
$
1,950,646
Accrued interest receivable
$
10,945
$ - $
1,372
$
9,573
$
10,945
Financial Liabilities:

Demand Deposits $
575,159
$
575,159
$ - $ - $
575,159
Money market and savings accounts $
1,180,809
$
1,180,809
$ - $ - $
1,180,809
Interest-bearing checking accounts
$
50,648
$
50,648
$ - $ - $
50,648
Time deposits
$
367,388
$ - $ - $
366,479
$
366,479
FHLB advances
$
163,000
$ - $
161,375
$ - $
161,375
Accrued interest payable $
2,125
$ - $
622
$
1,503
$
2,125
December 31, 2023:
Financial Assets:
Cash and due from banks
$
8,019
$
8,019
$ - $ - $
8,019
Interest-bearing deposits in banks
$
33,043
$
33,043
$ - $ - $
33,043
Investment securities held to maturity, net $
174,974
$ - $
155,510
$ - $
155,510
Loans held for investment, net $
1,759,743
$ - $ - $
1,723,210
$
1,723,210
Accrued interest receivable
$
10,688
$ - $
1,448
$
9,240
$
10,688
Financial Liabilities:

Demand Deposits
$
552,762
$
552,762
$ - $ - $
552,762
Money market and savings accounts
$
1,048,272
$
1,048,272
$ - $ - $
1,048,272
Interest-bearing checking accounts $
47,702
$
47,702
$ - $ - $
47,702
Time deposits $
288,403
$ - $ - $
287,104
$
287,104
FHLB advances
$
183,000
$ - $
182,282
$ - $
182,282
Accrued interest payable
$
1,372
$ - $
551
$
821
$
1,372
Collateral Dependent Loans Measured for

Expected Credit Losses:
Fair values of collateral-dependent yacht

loans
and real estate loans

are based on recent

boat and real estate

appraisals less estimated costs of

sale, repossession, and/or
holding costs.

Appraisals

are made

by a

third

party,

and

its evaluation

may use

either a

comparative

sales, cost

and/or
income approach or a combination of methodologies.
The fair value

of collateral dependent

loans considered Level 3

in the fair

value hierarchy was $
2.0

million with a

specific
reserve of $
651

thousand at December 31, 2024. There were
no

collateral-dependent loans at December 31, 2023.
13.

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

2024 10-K

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

stock.
In 2024, the Company issued
277,922

shares of Class A common stock to employees and directors as restricted stock awards pursuant to the Company's 2015 Option Plan.

In 2023, the Company issued
242,713

shares of Class A common stock to employees and directors as restricted stock awards pursuant to the Company's 2015 Option Plan.

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
During the year

ended December

31, 2024,

the Company

repurchased
42,100

shares of

Class A common

stock at

a
weighted average price per share of $
11.85
. The aggregate purchase price for these transactions was approximately $
501
thousand, including transaction costs.

As of December 31,

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

the
Company’s first stock repurchase program.
Shares of the Company’s Class A common stock issued and

outstanding as of December 31, 2024 and December 31,
2023 were
19,924,632

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

December

31,

2024,

the

Company

was

not

subject

to

any

formal

supervisory

restrictions

on

its

ability

to

pay
dividends

but

has

agreed

to

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
The quarterly dividend for all quarters in 2024 was $
0.05

per share of Class A common stock. The aggregate distribution in connection with dividend payments paid during the year

ended December 31, 2024 was $
3.9

million.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

Declaration Date Record Date

Payment Date Dividend Per Share Dividend Amount
January 22, 2024

February 15, 2024

March 5, 2024

$
0.05
$
1.0

million
April 22, 2024
May 15, 2024
June 5, 2024
$
0.05
$
1.0

million
July 22, 2024
August 15, 2024
September 5, 2024

$
0.05
$
1.0

million
October 28, 2024
November 15, 2024
December 5, 2024
$
0.05
$
0.9

million
See Note 20, “Subsequent Events”, for information regarding

dividends declared in January 2025.
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

above

“well-capitalized”
guidelines as of December 31, 2024 and December

31, 2023. At December 31, 2024, the total

risk-based capital ratios for
the Company and the Bank were
13.51
% and
13.34
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

The

following

table

reflects

the

calculation

of

net

income

available

to

common

stockholders

for

the

years

ended
December 31, 2024 and 2023 (in thousands):

2024 2023
Net Income
$
24,674
$
16,545
Net income available to common stockholders
$
24,674
$
16,545
The following table

reflects the calculation

of basic and

diluted earnings per

common share

class for the

years ended
December 31, 2024 and 2023 (in thousands, except

per share amounts):

2024 2023
Class A Class A
Basic EPS
Numerator:
Net income available to common shares
$
24,674
$
16,545
Denominator:
Weighted average shares outstanding
19,675,444
19,621,698
Earnings per share, basic
$
1.25
$
0.84
Diluted EPS
Numerator:
Net income available to common shares
$
24,674
$
16,545
Denominator:
Weighted average shares outstanding for basic EPS
19,675,444
19,621,698
Add: Dilutive effects of assumed exercises of stock options
155,977
65,936
Weighted avg. shares including dilutive potential common shares
19,831,421
19,687,634
Earnings per share, diluted
$
1.24
$
0.84
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

2024 10-K
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
The Bank

elected to

permanently opt-out

of the

inclusion of

accumulated other

comprehensive income

in the

capital
calculations, as

permitted by the

regulations. This

opt-out reduces

the impact of

market volatility on

the Bank’s

regulatory
capital levels.
The Bank is

subject to the

rules of the

Basel III regulatory capital

framework and related Dodd-Frank

Wall Street Reform
and Consumer Protection

Act. The rules include

the implementation of

a
2.5
% capital conservation

buffer that is

added to
the minimum requirements

for capital adequacy

purposes. Failure

to maintain the

required capital conservation

buffer will
limit the ability of

the Bank to pay

dividends, repurchase shares

or pay discretionary

bonuses. At December

31, 2024 and
2023, the capital ratios for the Bank were sufficient

to meet the conservation buffer.
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

2024 and

2023, the

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K

Actual and required

capital amounts and

ratios are presented

below for the

Bank at December

31, 2024 and

2023 (in
thousands, except ratios). The required amounts for capital adequacy shown do not include the capital conservation buffer
previously discussed.

Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
December 31, 2024:
Total

risk-based capital:
$
266,387
13.34
% $
159,795
8.00
% $
199,744
10.00
%
Tier 1 risk-based capital: $
241,740
12.10
% $
119,846
6.00
% $
159,795
8.00
%
Common equity tier 1 capital: $
241,740
12.10
% $
89,885
4.50
% $
129,834
6.50
%
Leverage ratio: $
241,740
9.38
% $
103,074
4.00
% $
128,843
5.00
%
December 31, 2023:
Total

risk-based capital:
$
233,109
12.65
% $
147,432
8.00
% $
184,290
10.00
%
Tier 1 risk-based capital: $
211,645
11.48
% $
110,574
6.00
% $
147,432
8.00
%
Common equity tier 1 capital: $
211,645
11.48
% $
82,931
4.50
% $
119,789
6.50
%
Leverage ratio: $
211,645
9.17
% $
92,328
4.00
% $
115,410
5.00
%
The Company

is limited in

the amount

of cash

dividends that

it may

pay.

Payment of dividends

is generally

limited to
the Company’s net income for the current year combined with the Company’s retained income for the preceding two years,
as

defined

by

state

banking

regulations.

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
16.

RELATED PARTY

TRANSACTIONS

In

the

ordinary

course

of

business,

principal

officers,

directors,

and

affiliates

may

engage

in

transactions

with

the
Company.

The

following

table

presents

loans

to

and

deposits

from

related

parties

included

within

the

accompanying
Consolidated Financial Statements at December 31, 2024

and 2023 (in thousands):

Years Ended December 31,
2024 2023
Consolidated Balance Sheets:
Loans held for investment, net

$ - $ -
Deposits
$
4,551
$
2,792
Consolidated Statements of Operations:
Interest income
$
-
$
-
Interest expense
$
119
$
154
Loan Purchases
During 2024, the Bank purchased $
90.8

million of loans from entities that are

deemed to be related parties.

The Bank
paid those entities fees of $
2.7

million.

During 2023, the Bank purchased $
85.1

million of loans from entities that are

deemed to be related parties.

The Bank
paid those entities fees of $
1.9

million.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K
17.

PARENT COMPANY

CONDENSED FINANCIAL INFORMATION

In December

2021, USCB

Financial Holdings,

Inc. was

formed as

the parent

bank holding

company of

U.S. Century
Bank.

The

condensed

balance

sheet

is

presented

below

for

USCB

Financial

Holdings,

Inc.

at

the

dates

indicated

(in
thousands):

December 31, 2024 December 31, 2023
ASSETS:
Cash and Cash Equivalents
$
3,735
$
2,426
Investment in bank subsidiary

210,253

188,827
Other assets
1,400
715
Total

assets
$
215,388
$
191,968
LIABILITIES AND STOCKHOLDERS' EQUITY:
Other liabilities
$ - $ -
Stockholders' equity
215,388
191,968
Total

liabilities and stockholders' equity
$
215,388
$
191,968
The condensed

income statement

is presented

below for

USCB Financial

Holdings, Inc.

for the

periods indicated

(in
thousands):

Years Ended
December 31, 2024 December 31, 2023
INCOME:
Dividends from subsidiaries
$
5,000
$
11,100
Total

5,000

11,100
EXPENSE:
Employee compensation and benefits

2,129

553
Other operating
570
2,268
Total
2,699
2,821
Income before income taxes and undistributed subsidiary income
2,301
8,279
Benefit from income taxes
(684)
(715)
Equity in undisbursed subsidiary income
21,689
7,551
Net Income

$
24,674
$
16,545

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K
The condensed cash

flow is presented below

for USCB Financial Holdings,

Inc. for the periods

indicated (in thousands):

Years Ended
December 31, 2024 December 31, 2023
Cash flows from operating activities:
Net income
$
24,674
$
16,545
Adjustments to reconcile net income to net cash provided

by operating

activities:
Equity in undistributed earnings of subsidiaries
(21,689)
(7,551)
Stock-based compensation
2,129
553
Increase in deferred tax asset
(684)
(715)
Net cash provided by operating activities

4,430

8,832
Cash flows from investing activities:
Capital contributions to subsidiary
- -
Other
- -
Net cash used in investing activities

- -
Cash flows from financing activities:
Dividends paid
(3,939)
-
Proceeds from exercise of stock options
1,319
75
Repurchase of common stock
(501)
(7,583)
Net cash (used in) provided by financing activities
(3,121)
(7,508)
Net increase in cash and cash equivalents

1,309
1,324
Cash and cash equivalents, beginning of period

2,426
1,102
Cash and cash equivalents, end of period

$
3,735
$
2,426

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements

USCB Financial Holdings, Inc.

2024 10-K
18.

SEGMENT REPORTING
Operating

segments

are components

of an

enterprise

about which

separate

financial

information

is available

that

is
evaluated

regularly

by

the

chief

operating

decision

maker

(“CODM”)

in

assessing

performance

and

in

deciding

how

to
allocate resources. The Company’s CODM is the

President, Chief Executive Officer,

and Chairman.
The Company

through the

Bank, its

sole direct

subsidiary,

operates
10

banking centers

in South

Florida providing

a
wide range

of personal

and business

banking products

and services,

and through

a subsidiary

of the

Bank, offers

clients
title insurance policies for real estate transactions closed at the Bank. The Company’s business activities are similar in their nature,

operations

and

economic

characteristics,

largely

serving

commercial

and

specialty

banking clients

with products
and services

that are

offered through

similar processes

and platforms.

Accounting policies

for the

products

and services
referenced here are the same as those described in Note 1, “Summary of Significant Accounting Policies”. The Company’s
segment revenue

is driven

primarily by

interest income

on loans

as well

as fee

income from

the origination

of loans

and
from fees charged on loans and deposit

accounts. Lending activities include loans

to individuals, which primarily consist of
home equity lines of credit, residential real estate loans, yacht loans, and consumer loans, and loans to commercial clients,
which include

commercial and

industrial loans,

commercial real

estate loans,

residential real

estate loans,

correspondent
banking loans, and letters of credit.

The

CODM

regularly

reviews

consolidated

income

and

expenses,

as

presented

on

the

Consolidated

Statements

of
Operations,

in

addition

to

consolidated

assets

presented

on

the

Consolidated

Balance

Sheets.

The

significant

segment
expenses that the CODM receives

regularly are interest expense, provision for

credit losses, salaries and wages, employee
benefits,

and

occupancy.

The

CODM

evaluates

the

performance

of

the

segment

and

allocates

resources

based

on

net
income

that

is

also

reported

on

the

Consolidated

Statements

of

Operations

as

consolidated

net

income

to

maximize
shareholder value

.

Additionally,

consolidated

internal financial

information is

used by

the CODM

to monitor

credit quality
and credit loss expense. Furthermore, net income, as the measure of profit or loss, is used to monitor budget versus actual results and

to perform

competitive analyses

that benchmark

the Company

to competitors.

As a

result, the

Company has
determined that it has only one reportable segment.
19.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise in

the ordinary

course of

business. In

the opinion

of
management, none

of these

actions, either

individually or

in the aggregate,

is expected

to have

a material

adverse effect
on the Company’s Consolidated Financial Statements.
20.

SUBSEQUENT EVENTS

Dividends
On January 21, 2025, the Company’s Board of

Directors declared a quarterly cash dividend of

$
0.10

per share of Class
A common stock, to be paid on March 5, 2025, to stockholders of record as of the close of business on February 14, 2025.

BOLI
In January 2025, the Company acquired a bank owned life insurance policy with a cash surrender value of $
4.0

million
dollars.
Liquidity
In January

2025, the

Company

entered

into an

agreement

in connection

with

a

$
20.0

million Fed

Funds unsecured
uncommitted facility with another insured depository institution.

In February

2025, the

Company entered

into an

agreement in

connection with

a $
20.0

million Fed

Funds unsecured
uncommitted facility with another insured depository institution.

As of February 28, 2025 there are
no

advances under these new Fed Funds lines.

USCB Financial Holdings, Inc.

2024 10-K
Item 9.

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and

with the participation

of our management,

including our Chief Executive

Officer and our Chief
Financial

Officer,

we

evaluated

the

effectiveness

of

the

design

and

operation

of

the

Company’s

disclosure

controls

and
procedures

as

of

December 31,

2024.

Based

on

that

evaluation,

management

believes

that

the

Company’s

disclosure
controls

and

procedures

were

effective

to

collect,

process,

and

disclose

the

information

required

to

be

disclosed

in

the
reports filed or

submitted under

the Exchange

Act within the

required time

periods as of

the end of

the period covered

by
this Annual Report on Form 10-K.
This

annual

report

does

not

include

an

integrated

audit

report

of

the

Company's

registered

public

accounting

firm
regarding

internal

control

over

financial

reporting.

Management's

report

was

not

subject

to

audit

by

the

Company's
registered public accounting

firm pursuant

to the

rules of

the SEC

that permit

the Company,

as an

emerging growth company
to provide only management's report in this annual report.
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

2024. Furthermore,
during the conduct of its assessment, management identified no material weakness in its financial reporting control system.
The Board of the Company,

through its Audit Committee, provides

oversight to management’s

conduct of the financial
reporting process.

The Audit

Committee, which

is composed

entirely of

independent directors,

is also

responsible for

the
appointment of the independent registered public

accounting firm. The Audit Committee also

meets with management, the
internal

audit

staff,

and

the

company’s

independent

registered

public

accounting

firm

throughout

the

year

to

provide
assurance as to the adequacy of the financial

reporting process and to monitor the overall

scope of the work performed by
the internal audit staff and the independent registered

public accounting firm.
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

2024 10-K
(b)

During

the

three

months

ended

December

31,

2024,

none

of

the

Company’s

directors

or

Section

16

reporting
officers
adopted

or
terminated

any Rule 10b5-1

trading arrangement or
non-Rule
10b5-1

trading arrangement (as
such terms are defined in Item 408 of the SEC’s

Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions

That Prevent Inspections
Not applicable.

USCB Financial Holdings, Inc.

2024 10-K
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required

herein is incorporated

by reference from

the sections captioned

“Information with Respect

to
Nominees for Director

and Information About

Executive Officers”

and “Beneficial Ownership

of Common Stock

by Certain
Beneficial Owners and Management

– Delinquent Section 16(a) Reports”

in the Company’s Definitive

Proxy Statement for
the Annual Meeting

of Shareholders

currently expected

to be held

on May

27, 2025,

is expected

to be

filed with the

SEC
within 120 days of December 31, 2024 (“2025 Definitive

Proxy Statement”).
The Company has

adopted a code

of ethics and

business conduct policy,

which applies to

all of its

directors, officers,
including its principal executive officer, principal financial officer, principal accounting officer,

and employees generally. The
Company will

provide a

copy

of its

code

of ethics

to any

person, free

of charge,

upon request.

Any requests

for a

copy
should

be

made

to

the

Corporate

Secretary,

USCB

Financial

Holdings,

Inc.,

2301

N.W.

87th

Avenue,

Doral,

Florida.

In
addition, a

copy

of the

Code of

Ethics is

available at

the Company’s

website

at www.uscentury.com

under

the “Investor
Relations” tab.
There

have

been

no

material

changes

to

the

procedures

by

which

shareholders

may

recommend

nominees

to

the
Company’s Board.
Item 11. Executive Compensation
The information

required herein

is incorporated

by reference

from the

sections captioned

"Executive Compensation"
and “Information with Respect to Nominees for Director and Information About Executive Officers – Corporate Governance
Principles and Board Matters” and “- Director Compensation”

in the Company’s 2025 Definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners

and Management and Related Stockholder

Matters
Equity compensation Plan information
. The following table provide information as of December 31,

2024 with
respect to shares of common stock that may be issued

under our existing equity compensation plans, which

consists of
2015 Equity Incentive Plan (the “2015 Option Plan”)

which was approved by our shareholders.
Per Category
Number of
securities issued
or to be upon
exercise of
outstanding
options, warrants
and rights

(a) (1)
Weighted-average
exercise price of
outstanding
options, warrants
and rights

(b) (1)
Number of securities
remaining available for
future issuance under
equity compensation
plans (excluding
securities reflected in
column (a))

(c)
Equity compensation plans approved by security holders 1,127,243 $ 10.86 966,436
Equity compensation plans not approved by security holders

- - -
Total 1,127,243 $ 10.86 966,436
(1)

Includes 402,076 shares subject to restricted stock awards

which were not vested as of December 31, 2024. The
weighted average exercise price excludes

such restricted stock awards.

Security Ownership of Certain Beneficial Owners and

Management
. Information regarding security ownership
of certain beneficial owners and management is incorporated

by reference to “Beneficial Ownership of Common Stock

by
Certain Beneficial Owners and Management” in the 2025

Definitive Proxy Statement.
Item 13. Certain Relationships and Related Transactions,

and Director Independence
The information

required herein

is incorporated

by reference

from the

sections captioned

“Certain Relationships

and
Related

Party

Transactions”

and

“Information

with

Respect

to

Nominees

for

Director

and

Information

About

Executive
Officers” in the 2025 Definitive Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required herein is incorporated by reference from the section captioned “Ratification of
Appointment of Independent Registered Public Accounting

Firm (Proposal Two)

– Audit Fees” in the 2025 Definitive Proxy
Statement.

USCB Financial Holdings, Inc.

2024 10-K
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)

List of documents filed as part of this Annual Report:
1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended

December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for

the years ended December 31, 2024 and 2023
Consolidated Statements of Changes in Stockholders'

Equity for the years ended December 31, 2024 and

2023
Consolidated Statements of Cash Flows for the years

ended December 31, 2024 and 2023
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

2024 10-K
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
4.4
Description of USCB Financial Holdings, Inc.’s securities (incorporated by reference to Exhibit 4.4 to the Registrant’s Annual
Report on Form 10-K for the year ended December 31, 2023 (File No. 001-41196) filed with the Securities and Exchange
Commission on March 22, 2024).
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
10.4
Amendment No. 1 dated January 6, 2025 to the Employment Agreement by and among U.S. Century Bank, USCB
Financial Holdings, Inc. and Robert Anderson dated as of January 29, 2023 (incorporated by reference to Exhibit
10.1 the Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange
Commission on January 6, 2025).*
10.5
Change in Control Agreement between U.S. Century Bank and Nicholas Bustle dated May 17, 2019*, **
10.6
Change in Control Agreement between U.S. Century Bank and William Turner dated May 2, 2024*, **
19.1
Insider Trading and Disclosure Policy**
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
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
***
32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
***
97.1
Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for
the year ended December 31, 2023 (File No. 001-41196) filed with the Securities and Exchange Commission on March 22,
2024)
.
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
** Filed herewith.
*** Furnished hereby.

USCB Financial Holdings, Inc.

2024 10-K
Item 16. Form 10-K Summary
None.

USCB Financial Holdings, Inc.

2024 10-K
SIGNATURES
Pursuant to the requirements of the Exchange

Act, the registrant has duly caused this report

to be signed on its behalf
by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
Date: March 14, 2025 By: /s/ Luis de la Aguilera
Luis de la Aguilera
President, Chief Executive Officer,

and Chairman
Pursuant to the requirements

of the Exchange Ac,

this report has been

signed by the following

persons in the capacities
and on the dates indicated.
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President, and Chief Executive
Officer (Principal Executive Officer) March 14, 2025
Luis de la Aguilera
/s/ Robert Anderson
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer) March 14, 2025
Robert Anderson
/s/ Aida Levitan Director March 14, 2025
Aida Levitan
/s/ Howard Feinglass Director March 14, 2025
Howard Feinglass
/s/ Kirk Wycoff Director March 14, 2025
Kirk Wycoff
/s/ Ramon A. Abadin Director March 14, 2025
Ramon A. Abadin
/s/ Bernardo B. Fernandez Director March 14, 2025
Bernardo B. Fernandez
/s/ Ramon A. Rodriguez Director March 14, 2025
Ramon A. Rodriguez
/s/ Maria C. Alonso Director March 14, 2025
Maria C. Alonso
/s/ Robert E. Kafafian Director March 14, 2025
Robert E. Kafafian