Form 10-Q
period 2025-03-31
USCB FINANCIAL HOLDINGS, INC.
filed 2025-05-09
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2025
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
As of April 30, 2025 the registrant had
20,048,385

shares of Class
A
common stock outstanding.

FORM 10-Q
March 31, 2025

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024
3
Consolidated Statements of Operations for three months ended March 31, 2025 and 2024 (Unaudited)
4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024
(Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and
2024 (Unaudited)
6
Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited)
7
Notes to the Consolidated Financial Statements (Unaudited)
8
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
29
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
48
Item 4.
Controls and Procedures
48
PART II
49
Item 1.
Legal Proceedings
49
Item 1A.
Risk Factors
49
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
49
Item 3.
Defaults Upon Senior Securities
49
Item 4.
Mine Safety Disclosures
49
Item 5.
Other Information
49
Item 6.
Exhibit Index
50
Signatures

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
PART

I
Item 1.

Financial Statements
USCB FINANCIAL HOLDINGS, INC
Consolidated Balance Sheets – Unaudited
(Dollars in thousands, except share data)
March 31, 2025 December 31, 2024
ASSETS:
Cash and due from banks $
6,726
$
6,986
Interest-bearing deposits in banks
91,258
70,049
Total cash and cash equivalents
97,984
77,035
Investment securities held to maturity, net of allowance of $
5

and $
6
, respectively (fair value of
$
145,665

and $
145,540
, respectively)
161,790
164,694
Investment securities available for sale, at fair value
275,139
260,221
Federal Home Loan Bank stock, at cost
6,936
9,379
Loans held for investment, net of allowance of $
24,740

and $
24,070
, respectively
2,011,472
1,948,778
Accrued interest receivable
11,024
10,945
Premises and equipment, net
4,461
4,563
Bank owned life insurance
57,943
53,472
Deferred tax assets, net
26,045
29,646
Lease right-of-use asset
7,708
8,451
Other assets
16,880
14,032
Total assets $
2,677,382
$
2,581,216

LIABILITIES:

Deposits:

Non-interest bearing demand deposits $
605,489
$
575,159
Savings and money market deposits
1,207,303
1,180,809
Interest-bearing demand deposits
49,951
50,648
Time deposits
446,826
367,388
Total deposits
2,309,569
2,174,004
Federal Home Loan Bank advances

108,000
163,000
Lease liability
7,708
8,451
Accrued interest and other liabilities
27,017
20,373
Total liabilities
2,452,294
2,365,828

Commitments and contingencies (See Notes 5

and 11)
(nil)

(nil)

STOCKHOLDERS' EQUITY:

Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2025

and December 31, 2024
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2025

and December 31, 2024
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
0

issued and outstanding as of March 31, 2025

and December 31, 2024
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
20,048,385

issued and
outstanding as of March 31, 2025,
19,924,632

issued and outstanding as of December

31, 2024

20,048
19,925
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
0

issued and
outstanding as of March 31, 2025 and December

31, 2024

- -
Additional paid-in capital on common stock
308,313
307,810
Accumulated deficit
(62,160)
(67,813)
Accumulated other comprehensive loss
(41,113)
(44,534)
Total stockholders' equity
225,088
215,388
Total liabilities and stockholders' equity $
2,677,382
$
2,581,216

The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended March 31,
2025 2024
Interest income:

Loans, including fees
$
30,245
$
26,643

Investment securities
3,024
2,811

Interest-bearing deposits in financial institutions
709
1,433

Total interest income
33,978
30,887
Interest expense:

Interest-bearing demand deposits
338
369
Savings and money market deposits
9,335
10,394

Time deposits
3,918
3,294

Federal Home Loan Bank advances and other borrowings
1,272
1,672

Total interest expense
14,863
15,729

Net interest income before provision for

credit losses
19,115
15,158
Provision for credit losses
681
410

Net interest income after provision for

credit losses
18,434
14,748
Non-interest income:

Service fees
2,331
1,651

Gain on sale of loans held for sale, net
525
67

Other non-interest income
860
746

Total non-interest income
3,716
2,464
Non-interest expense:

Salaries and employee benefits
7,636
6,310

Occupancy
1,284
1,314

Regulatory assessments and fees
421
433

Consulting and legal fees
193
592

Network and information technology services
505
507

Other operating expense
2,013
2,018

Total non-interest expense
12,052
11,174

Income before income tax expense
10,098
6,038
Income tax expense
2,440
1,426

Net income
$
7,658
$
4,612
Per share information:

Net income per share, basic $
0.38
$
0.23
Net income per share, diluted $
0.38
$
0.23
Cash dividends declared $
0.10
$
0.05
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

- Unaudited
(Dollars in thousands)

Three Months Ended March 31,
2025 2024
Net income $
7,658
$
4,612
Other comprehensive income (loss):

Unrealized gain (loss) on investment securities
4,673
(2,134)
Amortization of net unrealized gain on securities transferred from available-for-sale to held-to-maturity
67
67
Unrealized gain (loss) on cash flow hedge
(158)
519
Tax effect
(1,161)
392
Total other comprehensive income (loss), net of tax
3,421
(1,156)
Total comprehensive income $
11,079
$
3,456
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity - Unaudited
(Dollars in thousands,

except per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total

Stockholders'
Equity
Balance at December 31, 2024
19,924,632
$
19,925
$
307,810
$
(67,813)
$
(44,534)
$
215,388
Net income - - -
7,658
-
7,658
Other comprehensive income - - - -
3,421
3,421
Repurchase of Class A common stock
(9,671)
(10)
(164)
- -
(174)
Restricted stock issued
124,424
124
(124)
- - -
Exercise of stock options
9,000
9
83
- -
92
Dividend payment - - -
(2,005)
-
(2,005)
Stock-based compensation - -
708
- -
708
Balance at March 31, 2025
20,048,385
$
20,048
$
308,313
$
(62,160)
$
(41,113)
$
225,088
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

Q1 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Three Months Ended March 31,
2025 2024
Cash flows from operating activities:
Net income

$
7,658
$
4,612
Adjustments to reconcile net income

to net cash provided by operating activities:

Provision for credit losses

681
410
Depreciation and amortization
148
140
Accretion of premiums on securities, net
(212)
(135)
Amortization (accretion) of deferred loan

fees, net
126
(3)
Stock-based compensation
708
360
Gain on sale of loans held for sale, net
(525)
(67)
Proceeds from the sale of loans held for sale
7,719
787
Origination of loans held for sale
(7,194)
(720)
Increase in cash surrender value of bank owned

life insurance
(471)
(411)
Decrease in deferred tax assets
2,440
1,424
Net change in operating assets and liabilities:

Accrued interest receivable
(79)
(891)
Other assets
(3,005)
(464)
Accrued interest and other liabilities
6,634
3,051
Net cash provided by operating activities
14,628
8,093

Cash flows from investing activities:

Proceeds from maturities and pay-downs of investment

securities held to maturity
2,955
1,987
Purchase of investment securities available

for sale

(14,123)
(36,927)
Proceeds from maturities and pay-downs of investment

securities available for sale
4,106
4,278
Net increase in loans held for investment
(43,503)
(15,110)
Purchase of loans held for investment
(19,989)
(25,249)
Additions to premises and equipment
(46)
(91)
Purchase of bank owned life insurance
(4,000)
-
Proceeds from the redemption of Federal

Home Loan Bank stock
2,612
4,798
Purchase of Federal Home Loan Bank stock
(169)
(177)
Net cash used in investment activities
(72,157)
(66,491)
Cash flows from financing activities:
Proceeds from issuance of Class A common

stock, net
92
322
Cash dividends paid
(2,005)
(1,016)
Repurchase of Class A common stock
(174)
(79)
Net increase in deposits
135,565
165,655
Proceeds from other borrowings -
80,000
Repayments on Federal Home Loan Bank advances

(55,000)
(101,000)
Net cash provided by financing activities
78,478
143,882

Net decrease in cash and cash equivalents
20,949
85,484
Cash and cash equivalents at beginning

of period
77,035
41,062
Cash and cash equivalents at end of period $
97,984
$
126,546

Supplemental disclosure of cash flow

information:

Interest paid $
14,454
$
14,624
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q

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

do not include all

the information and

footnotes required by U.S.

generally accepted accounting

principles
(“U.S.

GAAP”)

for

complete

financial

statements.

All

adjustments

consisting

of

normally

recurring

accruals

that,

in

the
opinion

of

management,

are

necessary

for

a

fair

presentation

of

the

financial

position

and

results

of

operations

for

the
periods presented

have been

included. These

unaudited consolidated

financial statements

should be

read in

conjunction
with the Company’s audited

consolidated financial statements and

related notes appearing in

the Company’s Annual Report
on Form 10-K for the year ended December 31, 2024.
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

entities for

annual periods

beginning after

December 15,

2024. The Company

adopted this

ASU 2023-09
effective January 1, 2025, the adoption of this ASU did not have a material impact on the

Company’s consolidated financial
statements.
2.

INVESTMENT SECURITIES

The measurement of expected credit losses under the current expected credit loss (“CECL”) methodology is applicable to

financial

assets

measured

at

amortized

cost,

including

loan

receivables

and

held-to-maturity

debt

securities.

The

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q

accounting for available-for-sale

debt securities (“AFS”)

credit losses is

presented as an

allowance rather than

as a write-
down. Management does not intend to sell or believes

that it is more likely they will not be required to sell

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

the

probability

of

default/loss

given

default

(“PD/LGD”)
approach. PD represents the likelihood

a borrower will default. Within the

Moody’s model, this is determined using historical
default data, adjusted for the current economic environment.

LGD projects the expected loss if a borrower were to

default.
The Company

monitors the credit

quality of HTM

securities through the

use of

credit ratings. Credit

ratings are monitored
by the Company on at least

a quarterly basis. As of March 31, 2025

and December 31, 2024, all HTM securities held by

the
Company were rated investment grade.
At

quarter

end,

HTM

securities

included

$
152.6

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
5

thousand ACL as of March

31, 2025. The book value

for debt securities classified

as HTM represents amortized

cost
less the ACL related to these securities.
The following

tables present

a summary

of the amortized

cost, unrealized

or unrecognized

gains and

losses,

and fair
value of investment securities at the dates indicated (in

thousands):

March 31, 2025
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
13,986
$
17
$
(1,398)
$
12,605
Collateralized mortgage obligations
99,775
16
(21,235)
78,556
Mortgage-backed securities - residential
63,115
17
(10,913)
52,219
Mortgage-backed securities - commercial
95,033
109
(7,331)
87,811
Municipal securities
24,905
-
(5,013)
19,892
Bank subordinated debt securities
24,356
445
(745)
24,056
$
321,170
$
604
$
(46,635)
$
275,139
Held-to-maturity:

U.S. Government Agency
$
42,095
$
24
$
(4,297)
$
37,822
Collateralized mortgage obligations
55,781
206
(6,865)
49,122
Mortgage-backed securities - residential
39,514
370
(4,091)
35,793
Mortgage-backed securities - commercial
15,227
-
(1,190)
14,037
Corporate bonds
9,178
-
(287)
8,891
$
161,795
$
600
$
(16,730)
$
145,665
Allowance for credit losses - securities held-to-maturity
(5)
Securities held-to maturity, net of allowance for credit losses $
161,790

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q

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
The Company made
two

transfers from AFS to HTM portfolios in 2022.

During the quarter ended March 31, 2025 there were
no

investment securities that were transferred from

AFS to HTM.
For

the

three

months

ended

March 31,

2025,

total

amortization

out

of

AOCI

for

net

unrealized

losses

on

securities
transferred in

2022 from

AFS to

HTM was

$
67

thousand.

At March

31, 2025,

the fair

value of

the securities

was $
101.4
million and the balance of the net unrealized loss was $
9.2

million.

For

the

quarter

ended

March

31,

2024

total

amortization

out

of

AOCI

for

the

net

unrealized

losses

on

securities
transferred from AFS to HTM was $
67

thousand, At March 31, 2025, the fair value of the securities was $
104.8

million and
the balance of the net unrealized losses retained in AOCI

was $
9.5

million at March 31, 2024.
When evaluating

AFS debt

securities under

ASC Topic

326, the

Company

has evaluated

whether the

decline in

fair
value is attributable

to credit losses

or other factors

like interest rate risk,

using both quantitative

and qualitative analyses,
including

company

performance

analysis,

review

of

credit

ratings,

bond

vintage,

remaining

payment

terms,

prepayment
speeds and analysis

of macro-economic conditions.

Each investment is

expected to recover

its price depreciation

over its
holding period

as it

moves

to maturity

and

the

Company

has the

intent

and

ability

to hold

these securities

to maturity

if
necessary.

As a result of

this evaluation, the Company

concluded that no allowance

was required on AFS

securities as of
March 31, 2025.
At

March 31,

2025,

the

Company

had

$
39.5

million

and

$
12.1

million

of

unrealized

losses

on

mortgage-backed
securities and collateralized

mortgage obligations of

U.S. government sponsored

entities, in the

AFS and HTM categories
respectively.

The

fair

value

of

these

securities

was

$
218.6

million

and

$
99.0

million

for

the

AFS

and

HTM

categories
respectively. The unrealized losses for both AFS and HTM portfolios were attributable to a combination of factors, including relative changes in interest rates since the

time of purchase.
At December

31,

2024, the

Company

had

$
42.9

million

and

$
13.8

million

of

unrealized

losses

on

mortgage-backed
securities and

collateralized mortgage

obligations of

U.S. government

sponsored entities

in the

AFS and HTM

categories
respectively.

The

fair

value

of

these

securities

was

$
204.6

million

and

$
99.3

million

for

the

AFS

and

HTM

categories
respectively. The unrealized losses for both AFS and HTM portfolios were attributable to a combination of factors, including relative changes in interest rates since the time of purchase.
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

Q1 2025 Form 10-Q

in investment spreads and interest

rate movements and not changes

in credit quality.

Management expects to recover the
entire amortized cost basis of these securities.
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):

March 31, 2025
Less than 12 months 12 months or more Total
Available-for-Sale: Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
2,761
$
(2)
$
8,418
$
(1,396)
$
11,179
$
(1,398)
Collateralized mortgage obligations
1,712
(11)
72,814
(21,225)
74,526
(21,236)
Mortgage-backed securities - residential
- -
44,824
(10,913)
44,824
(10,913)
Mortgage-backed securities - commercial
36,457
(887)
30,623
(6,443)
67,080
(7,330)
Municipal securities

- -
19,892
(5,013)
19,892
(5,013)
Bank subordinated debt securities
466
(3)
14,229
(742)
14,695
(745)
$
41,396
$
(903)
$
190,800
$
(45,732)
$
232,196
$
(46,635)

December 31, 2024
Less than 12 months 12 months or more Total
Available-for-sale: Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
4,468
$
(76)
$
7,451
$
(1,592)
$
11,919
$
(1,668)
Collateralized mortgage obligations
3,101
(23)
72,952
(22,895)
76,053
(22,918)
Mortgage-backed securities - residential
972
(11)
44,600
(12,052)
45,572
(12,063)
Mortgage-backed securities - commercial
44,411
(1,265)
27,874
(6,640)
72,285
(7,905)
Municipal securities

- -
19,311
(5,614)
19,311
(5,614)
Bank subordinated debt securities
- -
14,352
(1,044)
14,352
(1,044)
$
52,952
$
(1,375)
$
186,540
$
(49,837)
$
239,492
$
(51,212)
Gains

and

losses

on

the

sale

of

securities

are

recorded

on

the

trade

date

and

are

determined

on

the

specific
identification basis.

There were
no

sales or

calls of

securities during

the three

months ended

March 31,

2025 and

March
31, 2024; therefore, there were
no

gains or losses during these periods.
The amortized

cost

and

fair

value of

investment

securities,

by contractual

maturity,

are shown

below

as of

the date
indicated (in thousands). Actual

maturities may differ

from contractual maturities

because borrowers may have

the right to
call or prepay

obligations with or

without call or

prepayment penalties. Securities not

due at a

single maturity date are

shown
separately.

Available-for-sale Held-to-maturity
March 31, 2025:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$ - $ - $
1,015
$
984
Due after one year through five years
2,935
3,098
8,163
7,907
Due after five years through ten years
42,083
37,552
- -
Due after ten years
4,243
3,298
- -
U.S. Government Agency
13,986
12,605
42,095
37,822
Collateralized mortgage obligations
99,775
78,556
55,781
49,122
Mortgage-backed securities - residential

63,115
52,219
39,514
35,793
Mortgage-backed securities - commercial

95,033
87,811
15,227
14,037
$
321,170
$
275,139
$
161,795
$
145,665
At March 31, 2025, there were no securities held in the portfolio from any one issuer in an amount greater than 10% of
total

stockholders’

equity

other

than

the

U.S.

Government

and

Government

Agency

securities.

All

the

collateralized

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q

mortgage

obligations

and

mortgage-backed

securities

at

March 31,

2025

and

December 31,

2024

were

issued

by

U.S.
Government entities.

The Bank is a Qualified Public Depository (“QPD”) with the State of Florida. As a QPD, the

Bank has the legal authority
to

maintain

public

deposits

from

cities,

municipalities,

and

the

State

of

Florida.

These

public

deposits

are

secured

by
securities pledged

to the

State of

Florida at

a ratio

of
25
% of

the outstanding

uninsured deposits

at March 31,

2025 and
50
% at December 31, 2024. The

Bank must also maintain a

minimum amount of pledged securities

to be in the public

funds
program.
As of March 31,

2025, the Bank

had a total

of $
122.9

million in deposits

under the public

funds program

and pledged
to the State of Florida for these public funds were
sixteen

bonds with an aggregate fair value of $
51.1

million.
As of

December 31, 2024, the

Bank had

a total

of $
110.5

million in

deposits under the

public funds program

and pledged
to the State of Florida for these public funds were
twenty-one

bonds with an aggregate fair value of $
66.1

million.

3.

LOANS
The following table is a summary of the distribution of

loans held for investment by type (dollars in thousands):

March 31, 2025 December 31, 2024
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
301,164
14.8
% $
289,961
14.8
%
Commercial Real Estate
1,150,129
56.7
%
1,136,417
57.8
%
Commercial and Industrial
256,326
12.6
%
258,311
13.1
%
Correspondent Banks
103,026
5.1
%
82,438
4.2
%
Consumer and Other

218,711
10.8
%
198,091
10.1
%
Total

gross loans
2,029,356
100.0
%
1,965,218
100.0
%
Plus: Deferred fees/costs
6,856

7,630
Total

loans net of deferred fees/costs
2,036,212
1,972,848
Less: Allowance for credit losses
24,740
24,070
Total

net loans
$
2,011,472
$
1,948,778

At

March 31,

2025

and

December 31,

2024,

the

Company

had

$
517.2

million

and

$
518.8

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

Q1 2025 Form 10-Q

•

The effect of other external factors: e.g., competition,

legal, and regulatory requirements
•

Changes in lending management, among others
Changes in the ACL for the three months ended March

31, 2025 and 2024 were as follows (in thousands):

Residential

Real Estate
Commercial

Real Estate
Commercial

and
Industrial
Correspondent
Banks
Consumer
and Other Total
Three Months Ended March 31, 2025
Beginning balance
$
5,121
$
8,788
$
4,633
$
654
$
4,874
$
24,070
Provision for credit losses
(1)

(12)
409
(204)
163
316
672
Recoveries
6
-
5
- -
11
Charge-offs
- - - -
(13)
(13)
Ending Balance

$
5,115
$
9,197
$
4,434
$
817
$
5,177
$
24,740
(1) Provision for credit losses excludes a $
10

thousand charge due to unfunded commitments included in accrued interest and other liabilities and a $
1

thousand release related to investment securities held to maturity.

Residential

Real Estate
Commercial

Real Estate
Commercial

and
Industrial
Correspondent
Banks
Consumer
and Other Total
Three Months Ended March 31, 2024
Beginning balance
$
2,695
$
10,366
$
3,974
$
911
$
3,138
$
21,084
Provision for credit losses
(1)
235
(64)
288
(117)
21
363
Recoveries
- -
10
-
2
12
Charge-offs
- - - -
(5)
(5)
Ending Balance

$
2,930
$
10,302
$
4,272
$
794
$
3,156
$
21,454

(1) Provision for credit losses excludes a $
43

thousand charge due to unfunded commitments included in accrued interest and other liabilities and a $
4

thousand charge related to investment securities held to maturity.
At March 31, 2025, the ACL for loans

was $
24.7

million compared to $
24.1

million at December 31, 2024. The increase
of $
670

thousand in the ACL was due to loan growth.

The Company had

charge-offs totaling

$
13

thousand for the

quarter ended March

31, 2025 related

to loans that

were
all originated in 2025.

The Company had charge-offs totaling $
5

thousand for the quarter ended March 31, 2024 related to loans that were all originated in 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q

The ACL and the outstanding

balances in the specified

loan categories as of March

31, 2025 and December 31,

2024
are as follows (in thousands):

Residential

Real Estate
Commercial

Real Estate
Commercial
and Industrial
Correspondent
Banks
Consumer
and Other Total
March 31, 2025:
Allowance for credit losses:
Individually evaluated
$
37
$ - $
33
$ - $
576
$
646
Collectively evaluated
5,078
9,197
4,401
817
4,601
24,094
Balances, end of period
$
5,115
$
9,197
$
4,434
$
817
$
5,177
$
24,740

Loans:

Individually evaluated
$
7,729
$ - $
1,130
$ - $
1,990
$
10,849
Collectively evaluated
293,435
1,150,129
255,196
103,026
216,721
2,018,507
Balances, end of period
$
301,164
$
1,150,129
$
256,326
$
103,026
$
218,711
$
2,029,356

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

Q1 2025 Form 10-Q

Loan credit exposures by internally assigned grades are

presented below for the periods indicated (in thousands):

As of March 31, 2025
Term Loans by Origination Year
Revolving
Loans Total

2025 2024 2023 2022 2021 Prior
Residential real estate
Pass
$
22,560
$
105,659
$
37,624
$
34,174
$
22,658
$
68,534
$
8,762
$
299,971
Substandard
-
108
543
- -
542
-
1,193
Total
22,560
105,767
38,167
34,174
22,658
69,076
8,762
301,164
Commercial real estate
Pass
50,845
179,335
121,993
314,165
147,130
324,348
5,225
1,143,041
Special Mention
- -
4,643
- - - -
4,643
Substandard
- - - -
1,762
683
-
2,445
Total
50,845
179,335
126,636
314,165
148,892
325,031
5,225
1,150,129
Commercial and
industrial
Pass
3,572
65,801
78,610
33,310
30,021
14,573
27,309
253,196
Special Mention
-
76
- - - - -
76
Substandard
- - - -
502
1,508
1,044
3,054
Total
3,572
65,877
78,610
33,310
30,523
16,081
28,353
256,326
Correspondent banks
Pass
70,325
32,701
- - - - -
103,026
Total
70,325
32,701
- - - - -
103,026
Consumer and other
loans

Pass
30,715
39,005
45,627
65,030
33,184
1,298
1,862
216,721
Substandard
- - - -
1,990
- -
1,990
Total
30,715
39,005
45,627
65,030
35,174
1,298
1,862
218,711
Total

Loans
Pass
178,017
422,501
283,854
446,679
232,993
408,753

43,158
2,015,955
Special Mention
-
76
4,643
- - - -
4,719
Substandard
-
108
543
-
4,254
2,733
1,044
8,682
Doubtful
- - - - - - - -
Total
$
178,017
$
422,685
$
289,040
$
446,679
$
237,247
$
411,486
$
44,202
$
2,029,356

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q

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
$
302,205
$
453,841
$
266,534
$
109,555
$
311,980
$
44,726
$
1,965,218

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The following

tables include

an aging

analysis

of accruing

loans and

total non-accruing

loans as

of March 31,

2025 and
December 31, 2024 (in thousands):

Accruing
As of March 31, 2025 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
1,319
$ - $ - $
1,319
$ - $
1,319
1-4 family residential
237,187
609
-
237,796
998
238,794
Condo residential
59,190
1,547
-
60,737
314
61,051
297,696
2,156
-
299,852
1,312
301,164
Commercial real estate:
Land and construction
51,601
- -
51,601
-
51,601
Multi-family residential
210,331
- -
210,331
-
210,331
Condo commercial
58,353
- -
58,353
-
58,353
Commercial property
825,039
4,805
-
829,844
-
829,844
1,145,324
4,805
-
1,150,129
-
1,150,129
Commercial and industrial:
Secured
230,799
103
-
230,902
854
231,756
Unsecured
24,570
- -
24,570
-
24,570
255,369
103
-
255,472
854
256,326
Correspondent banks
103,026
- -
103,026
-
103,026
Consumer and other
216,721
- -
216,721
1,990
218,711
Total
$
2,018,136
$
7,064
$ - $
2,025,200
$
4,156
$
2,029,356

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q

Accruing
As of December 31, 2024: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
1,120
$ - $ - $
1,120
$ - $
1,120
1-4 family residential
225,334
2,886
-
228,220
-
228,220
Condo residential
58,956
1,351
-
60,307
314
60,621
285,410
4,237
-
289,647
314
289,961
Commercial real estate:

Land and construction
40,090
- -
40,090
-
40,090
Multi-family residential
214,912
- -
214,912
-
214,912
Condo commercial
57,402
- -
57,402
-
57,402
Commercial property
823,326
687
-
824,013
-
824,013
Leasehold improvements
- - - - - -
1,135,730
687
-
1,136,417
-
1,136,417
Commercial and industrial:

Secured
232,779
521
-
233,300
403
233,703
Unsecured
24,608
- -
24,608
-
24,608
257,387
521
-
257,908
403
258,311

Correspondent banks
82,438
- -
82,438
-
82,438
Consumer and other
196,101
- -
196,101
1,990
198,091

Total
$
1,957,066
$
5,445
$ - $
1,962,511
$
2,707
$
1,965,218
Non-accrual Status

The following table

includes the amortized

cost basis of

loans on non-accrual

status and loans

past due over

90 days
and still accruing as of March 31, 2025 and as of December

31, 2024 (in thousands):

March 31, 2025
Non-accrual
Loans With
No Related
Allowance
Non-accrual
Loans With
Related
Allowance
Total Non-
accruals
Loans Past
Due Over 90
Days and Still
Accruing
Residential real estate
$
1,312
$ - $
1,312
$ -
Commercial and industrial

-

854

854

-
Consumer and other
-
1,990
1,990
-
Total
$
1,312
$
2,844
$
4,156
$ -
December 31, 2024
Non-accrual
Loans With
No Related
Allowance
Non-accrual
Loans With
Related
Allowance
Total Non-
accruals
Loans Past
Due Over 90
Days and Still
Accruing
Residential real estate
$
314
$ - $
314
$ -
Commercial and industrial
-
403
403
-
Consumer and other
-
1,990
1,990
-
Total
$
314
$
2,393
$
2,707
$ -
Accrued interest

receivable is

excluded from

the estimate

of credit

losses. There

was
no

interest income

recognized
attributable to non-accrual loans outstanding during the three months ended March 31, 2025 and 2024. Interest income on

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q

these loans for

the three months

ended March 31,

2025 and 2024,

would have been

approximately $
52

thousand and $
9
thousand, respectively,

had these loans performed in accordance with their

original terms.
Collateral-Dependent Loans
A

loan

is

collateral

dependent

when

the

borrower

is

experiencing

financial

difficulty

and

repayment

of

the

loan

is
expected to be provided substantially through the sale

or operation of the collateral.

The following

table includes

the amortized cost

basis of

collateral dependent

loans related

to borrowers

experiencing
financial difficulty by type of collateral as of March

31, 2025 and December 31, 2024 (in thousands):

March 31, 2025
Collateral Type
Residential Real
Estate Boat Total Specific Reserve
Residential real estate
$
1,312
$ - $
1,312
$ -
Consumer and other
-
1,990
1,990
576
Total
$
1,312
$
1,990
$
3,302
$
576

December 31, 2024
Collateral Type

Boat Specific Reserve
Consumer and other $
1,990
$
651
Total
$
1,990
$
651
Management evaluates

on an individual

basis collateral

dependent loans

using the fair

value of the

collateral method
to determine

if a

credit loss

reserve is

necessary.

The ACL

is measured

based on

the difference

of the

fair

value of

the
collateral and

the recorded

investment

(amortized

cost basis

of the

loan). If

the final

collateral

valuation

is less

than the
recorded investment

of the

loan a

reserve amount

is calculated.

If the

collateral

valuation is

equal to

or greater

than the
recorded investment of the loan, no reserve is determined.
Loan Modifications to Borrowers Experiencing Financial

Difficulties

The

Company

had

no

new

modifications

to

borrowers

experiencing

financial

difficulties

for

the

three

months

ended
March 31, 2025 and one new modification

for the three months ended March 31,

2024. The following table presents newly
restructured loans, by type of modification, which occurred

during the three months ended March 31, 2024 (in

thousands):

Recorded Investment Prior to Modification Recorded Investment After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Commercial and industrial
1
$
468
$
468
1
$
468
$
468
Total
1
$
468

$
468
1
$
468
$
468
The loan modification for the borrower experiencing financial difficulty at March 31, 2024 included

a combination of rate
and maturity modifications.

There were
no

existing loan modifications that

subsequently defaulted during the

three months ended March 31,

2025
and March 31, 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
4.

INCOME TAXES

The Company’s provision for income taxes is presented

in the following table for the periods indicated (in thousands):

Three Months Ended March 31,
2025 2024
Current:
Federal $ - $ -
State - -
Total

current
- -
Deferred:
Federal
1,914
1,114
State
526
312
Total

deferred
2,440
1,426
Total

tax expense
$
2,440
$
1,426
The actual

income

tax

expense

for

the

three

months

ended March

31,

2025 and

2024 differs

from

the

statutory

tax
expense for the periods (computed by applying the U.S.

federal corporate tax rate of
21
% for both 2025 and 2024

periods
to income before provision for income taxes) as follows

(in thousands):

Three Months Ended March 31,
2025 2024
Federal taxes at statutory rate $
2,120
$
1,268
State income taxes, net of federal tax benefit
439
262
Bank owned life insurance
(119)
(104)
Other, net
- -
Total

tax expense
$
2,440
$
1,426
The Company’s deferred tax assets and deferred

tax liabilities as of the dates indicated were (in thousands):

March 31, 2025 December 31, 2024
Deferred tax assets:
Net operating loss
$
6,993
$
9,276
Allowance for credit losses
6,270
6,100
Lease liability
1,954
2,142
Unrealized losses on available for sale securities
13,999
15,200
Depreciable property
35
38
Equity compensation
694
686
Accruals
158
520
Other, net
67
65
Deferred tax assets:
30,170
34,027
Deferred tax liabilities:
Deferred loan cost
(1,738)
(1,934)
Lease right of use asset
(1,954)
(2,142)
Deferred expenses
(392)
(224)
Cash flow hedge
(41)
(81)
Deferred tax liabilities
(4,125)
(4,381)
Net deferred tax assets
$
26,045
$
29,646
The Company

has approximately

$
23.7

million of

federal

and $
46.4

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

Q1 2025 Form 10-Q

upon the generation of

future taxable income

during the periods

in which those temporary

differences become deductible.
Management considers the scheduled reversal

of deferred tax liabilities, projected future taxable

income, and tax planning
strategies in making this assessment.
The major tax

jurisdictions where the

Company files income

tax returns are

the U.S. federal

jurisdiction and

the State
of Florida. With few exceptions, the Company is no longer subject to U.S. federal and state income tax return examinations by tax authorities for years before 2022.
For the three months ended

March 31, 2025 and 2024, the

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
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025 December 31, 2024
Commitments to grant loans and unfunded lines of credit
$
132,466
$
122,578
Standby and commercial letters of credit
3,346
5,389
Total
$
135,812
$
127,967
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

2025, the Company

had
two

interest rate swap

agreements with

a notional aggregate

amount of $
50
million that

were designated

as cash

flow hedges

of

certificates

of deposit.

The

interest rate

swap

agreements

have an
average

maturity

of
1.13

years,

a

weighted

average

fixed-rate

paid

of
3.59
%,

and

with

a

weighted

average

3-month
compound SOFR being received.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q

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
termination fee allocated

to each

loan category

is being amortized

over the remining

life of the

hedge loans

on a monthly
straight-line basis with full recognition of the unamortized cost upon the early payoff of the hedge

loan. The amortization of
the termination

fee is

reflected in

the loan

interest income

line in

the Consolidated

Statement of

Operations.

The original
maturities of

these fair

value interest

swaps were

between 2025

and 2026.

The fair

value interest

rate swap

agreements
had an average maturity of
1.51

years at the date of their termination. The Company had no interest rate swap agreements designated as fair value hedges at March 31, 2025.
Interest Rate Swaps
The Company enters into interest rate swaps with its loan customers. The Company had
62

and
60

interest rate swaps
with

loan

customers

with

an

aggregate

notional

amount

of

$
211.0

million

and

$
206.3

million

at

March 31,

2025

and
December 31,

2024,

respectively.

At

March

31,

2025,

these

interest

rate

swaps

mature

between

2025

and

2051.

The
Company entered

into corresponding

and offsetting

derivatives with

third parties.

The fair

value of

the liability

created by
these derivatives requires the Company to

provide the counterparty with funds to be

held as collateral which the Company
reports as other assets under the Consolidated Balance

Sheets. While these derivatives represent economic

hedges, they
do not qualify as hedges for accounting purposes.
The following table reflects the Company’s

interest rate swaps at the dates indicated (in thousands):

Fair Value
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
March 31, 2025:
Derivatives designated as cash flow hedges:
Interest rate swaps
$
50,000
$ -
Other assets
$
163
$ -
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
211,016
$
4,981
Other assets/Other liabilities
$
7,837
$
7,837
December 31, 2024:
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

Q1 2025 Form 10-Q

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q

The

following

table

represents

the

Company's

assets

and

liabilities

measured

at

fair

value

on

a

recurring

basis

at
March 31, 2025 and December 31, 2024 for each of the

fair value hierarchy levels (in thousands):

March 31, 2025 December 31, 2024
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
12,605
$ - $
12,605
$ - $
12,625
$ - $
12,625
Collateralized mortgage obligations
-
78,556
-
78,556
-
78,905
-
78,905
Mortgage-backed securities - residential

-
52,219
-
52,219
-
46,933
-
46,933
Mortgage-backed securities - commercial
-
87,811
-
87,811
-
78,739
-
78,739
Municipal securities
-
19,892
-
19,892
-
19,311
-
19,311
Bank subordinated debt securities
-
24,056
-
24,056
-
23,708
-
23,708
Total
-
275,139
-
275,139
-
260,221
-
260,221
Derivative assets
-
8,000
-
8,000
-
7,190
-
7,190
Total assets at fair value
$ - $
283,139
$ - $
283,139
$ - $
267,411
$ - $
267,411
Derivative liabilities $ - $
7,837
$ - $
7,837
$ - $
6,869
$ - $
6,869
Total liabilities at fair value
$ - $
7,837
$ - $
7,837
$ - $
6,869
$ - $
6,869
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments

not carried at fair
value as of March 31, 2025 and December 31, 2024 (in

thousands):

Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
March 31, 2025:
Financial Assets:
Cash and due from banks
$
6,726
$
6,726
$ - $ - $
6,726
Interest-bearing deposits in banks
$
91,258
$
91,258
$ - $ - $
91,258
Investment securities held to maturity, net
$
161,790
$ - $
145,665
$ - $
145,665
Loans held for investment, net
$
2,011,472
$ - $ - $
2,022,078
$
2,022,078
Accrued interest receivable
$
11,024
$ - $
1,537
$
9,487
$
11,024
Financial Liabilities:
Demand deposits
$
605,489
$
605,489
$ - $ - $
605,489
Money market and savings accounts
$
1,207,303
$
1,207,303
$ - $ - $
1,207,303
Interest-bearing checking accounts
$
49,951
$
49,951
$ - $ - $
49,951
Time deposits
$
446,826
$ - $ - $
446,080
$
446,080
FHLB advances and other borrowings
$
108,000
$ - $
107,488

$ - $
107,488
Accrued interest payable
$
2,534
$ - $
482
$
2,052
$
2,534
December 31, 2024:
Financial Assets:
Cash and due from banks
$
6,986
$
6,986
$ - $ - $
6,986
Interest-bearing deposits in banks
$
70,049
$
70,049
$ - $ - $
70,049
Investment securities held to maturity
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

Q1 2025 Form 10-Q

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

2025, the Company issued
124,424

shares of Class A

common stock to employees as

restricted
stock awards

pursuant to

the Company’s

2015 equity

incentive plan

.

During

the first

quarter 2024,

the Company

issued
52,753

shares of Class A

common stock to employees

as restricted stock awards

pursuant to the Company’s

2015 equity
incentive plan.

During the three months ended

March 31, 2025, the Company

repurchased
9,671

shares of Class A common stock at
a weighted average cost per

share of $
17.91
. The aggregate purchase

price for these transactions was

approximately $
174
thousand,

including

transaction

costs.

These

repurchases

were

made

pursuant

to

the

Company’s

publicly

announced
repurchase programs.

As of

March 31,

2025,
528,309

shares remained

authorized

for repurchase

under the

Company’s
two stock repurchase programs.

Shares of the

Company’s Class A common stock

issued and outstanding as

of March 31, 2025 and

December 31, 2024
were
20,048,385

and
19,924,632
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
As of March 31, 2025,

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
On January

21,

2025,

the

Board of

Directors

declared

a quarterly

cash

dividend.

The

quarterly

dividend

for the

first
quarter of 2025 was $
0.10

per share of Class A common

stock, paid on March 5, 2025,

to stockholders of record as

of the
close of business

on February 14,

2025. The aggregate

distribution in connection

with the first quarter

2025 dividend was
$
2.0

million.

On January

22,

2024, the

Board of

Directors

declared

a quarterly

cash

dividend.

The

quarterly

dividend

for the

first
quarter of 2024 was $
0.05

per share of Class A common

stock, paid on March 5, 2024,

to stockholders of record as

of the

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q

close of business

on February 15,

2024. The aggregate

distribution in connection

with the first quarter

2024 dividend was
$
1.0

million.

The following table details the dividends

declared and paid by the Company during

the three months ended March 31,
2025 and 2024:

As of March 31, 2025
Declaration Date Record Date

Payment Date Dividend Per Share Dividend Amount
January 21, 2025
February 14, 2025

March 5, 2025

$
0.10
- $
2.0

million
As of March 31, 2024
Declaration Date Record Date

Payment Date Dividend Per Share Dividend Amount
January 22, 2024

February 15, 2024

March 5, 2024

$
0.05
- $
1.0

million
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

above

“well-capitalized”
guidelines as of March 31, 2025 and December 31, 2024.

At March 31, 2025, the total risk-based capital

ratios for the Bank
was
13.65
%.

The

Company

is

not

subject

to

regulatory

capital

ratios

imposed

by

Basel

III

on

bank

holding

companies
because the Company is deemed to be a small bank holding

company.
See Note 11, Subsequent

Events, for information regarding dividends declared in April 2025.
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

net income available

to common

shareholders by the

weighted-average number

of common shares
outstanding for

the period

and the

weighted-average number of

dilutive common stock

equivalents outstanding

for the

period
determined using the treasury-stock

method. For purposes of this

calculation, common stock equivalents

include common
stock options and are only included in the calculation of diluted

EPS when their effect is dilutive.

The following table reflects the calculation of net income

available to common shareholders for the three months ended
March 31, 2025 and 2024 (in thousands):

Three Months Ended March 31,
2025 2024
Net Income
$
7,658
$
4,612
Net income available to common shareholders
$
7,658
$
4,612

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
The following table reflects

the calculation of basic and

diluted earnings per common

share class for the

three months
ended March 31, 2025 and 2024 (in thousands, except

per share amounts):

Three Months Ended March 31,
2025 2024
Class A Class A
Basic EPS
Numerator:
Net income available to common shares

$
7,658
$
4,612
Denominator:
Weighted average shares outstanding
20,020,933
19,633,330
Earnings per share, basic $
0.38
$
0.23
Diluted EPS
Numerator:
Net income available to common shares $
7,658
$
4,612
Denominator:
Weighted average shares outstanding for basic EPS
20,020,933
19,633,330
Add: Dilutive effects of assumed exercises of stock options
298,602
64,928
Weighted avg. shares including dilutive potential common shares
20,319,535
19,698,258
Earnings per share, diluted $
0.38
$
0.23
Anti-dilutive stock options excluded from diluted EPS
-
502,500
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

President, Chief Executive Officer,

and Chairman of the Board.
The Company through the Bank, its sole direct subsidiary,

operates
10

banking centers in South Florida providing a
wide range of personal and business banking products and services,

and through a subsidiary of the Bank, offers clients
title insurance policies for real estate transactions closed at the Bank. The Company’s business activities

are similar in
their nature, operations and economic characteristics, largely serving commercial and specialty banking clients with
products and services that are offered through similar

processes and platforms. Accounting policies for the products

and
services referenced here are the same as those described

in Note 1, “Summary of Significant Accounting Policies”

in this
From 10-Q. The Company’s segment revenue is

driven primarily by interest income on loans as well as fee

income from
the origination of loans and from fees charged on loans

and deposit accounts. Lending activities include loans

to
individuals, which primarily consist of home equity lines

of credit, residential real estate loans, yacht loans, and

consumer
loans, and loans to commercial clients, which include

commercial and industrial loans, commercial real estate

loans,
investor residential real estate loans, correspondent banking loans, and letters of credit.
The CODM regularly reviews consolidated income and

expenses, as presented on the Consolidated Statements

of
Operations, in addition to consolidated assets presented on the

Consolidated Balance Sheets. The significant segment
expenses that the CODM reviews regularly are interest

expense, provision for credit losses, salaries and wages,
employee benefits, and occupancy expense. The CODM

evaluates the performance of the segment and allocates
resources based on net income that is also reported on

the Consolidated Statements of Operations as consolidated

net
income to maximize shareholder value. Additionally,

consolidated internal financial information is used by the

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

Q1 2025 Form 10-Q

11.

LOSS CONTINGENCIES

Loss contingencies,

including claims

and legal actions

may arise in

the ordinary

course of

business. In

the opinion

of
management, none

of these

actions, either

individually or

in the aggregate,

is expected to

have a

material adverse

effect
on the Company’s Consolidated Financial Statements.

12.

SUBSEQUENT EVENTS

Dividends

On

April

21,

2025,

the

Company

announced

that

its

Board

of

Directors

declared

its

quarterly

cash

dividend.

The
quarterly dividend for

the second quarter

of 2025 was

$
0.10

per share of Class

A common stock

and will be paid

on June
5, 2025, to stockholders of record as of the close of business on May 15, 2025.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The

following

discussion

and

analysis

is

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition and results

of operations of

the Company and

the Bank, its

wholly owned subsidiary,

as of

and for the

three months
ended March 31,

2025. This

discussion and analysis

is best read

in conjunction

with the unaudited

consolidated financial
statements and related

notes included in

this Quarterly

Report on Form

10-Q (“Form 10-Q”)

and the audited

consolidated
financial

statements

and

related

notes

included

in

the

Annual

Report

on

Form

10-K

(“2024

Form

10-K”)

filed

with

the
Securities and Exchange Commission (“SEC”) for the year ended

December 31, 2024.
This discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially

from management's expectations. Factors that could cause

such differences are discussed
in the sections

entitled "Forward-Looking

Statements" and Item

1A “Risk Factors"

below

in Part II

hereof and in

the 2024
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
•

legislative or regulatory

changes and changes

in accounting

principles, policies,

practices or guidelines,

including
the on-going effects of the Current Expected Credit

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
•

the effects of potential new or increased tariffs

and trade restrictions;
•

impacts of international hostilities and geopolitical events;
•

increased competition and its

effect on the pricing

of our products and services

as well as our interest

rate spread
and net interest margin;
•

the loss of key employees;
•

the effectiveness of our risk management strategies, including operational risks, including, but not limited to, client, employee, or third-party fraud and security breaches; and
•

other risks described in this Form 10-Q, the 2024 Form

10-K and other filings we make with the SEC.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
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

the 2024 Form 10-K

and in the

reports
the Company filed or will file with the SEC.
Overview
The Company

reported net

income of

$7.7 million

or $0.38

per diluted

share of

common stock

for the

three

months
ended March

31, 2025

compared to

$4.6 million

or $0.23

per diluted

share of

common stock

for the

three months

ended
March 31, 2024.

On January 21, 2025,

the Company’s Board of

Directors declared a quarterly

cash dividend of $0.10

per share on the
Company’s

Class A

common

stock.

The

dividend

was

paid

on

March

5,

2025

to

shareholders

of

record

at

the

close

of
business on February 14, 2025. The aggregate amount distributed in connection with the quarterly cash dividend paid was
$2.0 million.
In evaluating our financial

performance, the Company

considers the level of

and trends in net

interest income, the

net
interest

margin,

the

cost

of

deposits

and

borrowings,

levels

and

composition

of

non-interest

income

and

non-interest
expense, performance ratios,

asset quality ratios, regulatory capital ratios, and any

significant event or transaction.
Unless otherwise

stated, all

period comparisons

in the

bullet points

below are

calculated

at or

for the

quarter ended
March 31, 2025

compared

to at

or for

the quarter

ended March

31, 2024

and as

of December

31, 2024

and annualized
where appropriate:
•

Net interest

income for

the three

months ended

March 31,

2025 increased

$4.0 million

or 26.1%

to $19.1 million
from $15.2 million for the quarter ended March 31,

2024.
•

Net interest margin (“NIM”)

was 3.10% for

the three months ended

March 31,

2025 compared to 2.62%

for the three
months ended March 31,

2024.
•

Total assets were

$2.68 billion at

March 31, 2025,

representing an increase

of $188.2 million

or 7.6% from

March
31, 2024 and an increase of $96.2 million or 15.1% annualized from December 31, 2024.

•

Total loans

(net of

deferred

cost/fees)

were

$2.04 billion

at March

31,

2025, representing

an increase

of $215.0
million or

11.8% from

March 31,

2024 and

an increase

of $63.4

million or

13.0% annualized

from December

31,
2024.
•

Total deposits were $2.31 billion at March 31, 2025, representing an increase of $206.8 million or 9.8% from March
31, 2024 and an increase of $135.6 million or 25.3%

annualized from December 31, 2024.

•

Annualized return on average assets for the quarter

ended March 31, 2025 was 1.19% compared to 0.76%

for the
quarter ended March 31, 2024.

•

Annualized return on average stockholders’ equity for the quarter ended March 31, 2025 was 14.15% compared to
9.61% for quarter ended March 31, 2024.

•

The ACL to total loans was 1.22% at both March 31, 2025 and December 31, 2024.

•

Non-performing loans to total loans was 0.20% at March

31, 2025 and 0.14% at December 31, 2024.

•

At March 31,

2025, the

total risk

-based capital

ratios

for the

Company

and

the

Bank were

13.72%

and 13.

65%,
respectively.
•

Tangible book

value per

common share

(a non-GAAP

measure) was

$11.23 at

March 31,

2025, representing

an
increase of $0.42 or 15.6% annualized from $10.81 at December 31, 2024.

At March 31, 2025, tangible book value
per common share

was negatively affected

by $2.05 due

to an accumulated

comprehensive loss

of $41.1 million.
At

December

31,

2024,

tangible

book

value

per

common

share

was

negatively

affected

by

$2.24

due

to

an
accumulated comprehensive loss

of $44.5

million. See

“Reconciliation and Management

Explanation for

Non-GAAP
Financial Measures” included in this Form 10-Q for a reconciliati on of this non-GAAP financial measure.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
Critical Accounting Policies and Estimates
The

consolidated

financial

statements

are

prepared

based

on

the

application

of

U.S.

GAAP,

the

most

significant

of
which

are

described

in

Note

1

“Summary

of

Significant

Accounting

Policies”

in

the

Company’s

2024

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

and

operations

are

managed

and

financial

performance

is

evaluated

on

an

overall

Company-wide

basis.
Accordingly, all

the financial service

operations are

considered by management

to be

aggregated in one

reportable operating
segment.
Results of Operations
General
The following

tables present

selected balance

sheet, income

statement, and

profitability ratios

for the

dates indicated
(in thousands, except ratios):
March 31, 2025 December 31, 2024
Consolidated Balance Sheets:
Total

assets
$ 2,677,382 $ 2,581,216
Total

loans
(1)
$ 2,036,212 $ 1,972,848
Total

deposits
$ 2,309,569 $ 2,174,004
Total

stockholders' equity
$ 225,088 $ 215,388
(1)

Loan amounts include deferred fees/costs.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
Three Months Ended March 31,
2025 2024
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 19,115 $ 15,158
Total

non-interest income
$ 3,716 $ 2,464
Total

non-interest expense
$ 12,052 $ 11,174
Net income

$ 7,658 $ 4,612
Profitability:
Efficiency ratio
52.79% 63.41%
Net interest margin

3.10% 2.62%
The Company’s

results

of

operations

depend

substantially

on

the

levels

of

our

net

interest

income

and

non-interest
income. Other factors contributing

to the results of

operations include our provision for

credit losses, the level

of non-interest
expense, and the provision for income taxes.
Three months ended March 31, 2025 compared to the three

months ended March 31, 2024

Net income increased to $7.7

million for the three months ended March

31, 2025
from $4.6 million for the same period
in 2024.

The $3.0 million

or 66% increase

in net income

was attributable to

higher interest income

from a larger

loan portfolio
and increased

activity in fee

generating transactions

(gain on sale

of SBA 7a

loans, prepayment

penalties, title

insurance
income) between periods.
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

Q1 2025 Form 10-Q
The following

table contains

information related

to average

balances, average

yields earned

on assets,

and average
costs of liabilities for the periods indicated (dollars in

thousands):
Three Months Ended March 31,
2025 2024
Average
(1)
Balance Interest Yield/Rate (2)
Average
(1)
Balance Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans (3) $ 1,986,856 $ 30,245 6.17% $ 1,781,528 $ 26,643 6.01%
Investment securities (4) 436,935 3,024 2.81% 419,989 2,811 2.69%
Other interest-earnings assets 75,182 709 3.82% 125,244 1,433 4.60%
Total interest-earning assets 2,498,973 33,978 5.51% 2,326,761 30,887 5.34%
Non-interest-earning assets 107,620

109,342

Total assets $ 2,606,593 $ 2,436,103
Liabilities and stockholders' equity

Interest-bearing liabilities:
Interest-bearing checking $ 53,611 338 2.56% $ 53,344 369 2.78%
Saving and money market deposits 1,199,027 9,335 3.16% 1,097,575 10,394 3.81%
Time deposits 399,509 3,918 3.98% 322,912 3,294 4.10%
Total interest-bearing deposits 1,652,147 13,591 3.34% 1,473,831 14,057 3.84%
FHLB advances and other borrowings 138,944 1,272 3.71% 164,187 1,672 4.10%
Total interest-bearing liabilities 1,791,091 14,863 3.37% 1,638,018 15,729 3.86%
Non-interest-bearing demand deposits 563,040

574,760

Other non-interest-bearing liabilities 32,957 30,233
Total liabilities 2,387,088

2,243,011

Stockholders' equity 219,505 193,092
Total liabilities and stockholders' equity $ 2,606,593

$ 2,436,103

Net interest income $ 19,115 $ 15,158
Net interest spread (5) 2.14% 1.48%
Net interest margin
(6)
3.10% 2.62%
(1)

Average balances - Daily average balances are used

to calculate yields/rates.
(2)

Annualized.
(3)

Average loan balances include

deferred fees/costs and non-accrual loans.

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
Three months ended March 31, 2025 compared to the three months ended

March 31, 2024

Net interest income before the provision for

credit losses was $19.1 million for the

three months ended March 31, 2025,
an increase of $4.0 million

or 26.1%, from $15.2 million

for the same period in

2024. This increase was

primarily attributable
to higher income from a larger loan portfolio combined with

an increase in the weighted average loan yield.

Net interest margin

(“NIM”) was

3.10% for the

three months ended

March 31, 2025

and 2.62% for

the same period

in
2024. NIM expansion

of 48 basis

points was due

to increases

in both loan

yields and the

average balance of

interest-earning
assets, and also a decrease on rates paid on interest-bearing liabilities between periods.

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
and net charge-offs.
Three months ended March 31, 2025 compared to the three months ended

March 31, 2024

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
The provision

for credit

loss was

$681 thousand

for the

three months

ended March 31, 2025

compared to

$410 thousand
for the

same period

in 2024.

Growth in

the loan

portfolio was

the primary

driver of

the increase

in the

provision expense,
and to a lesser degree the

slight deterioration in the economic

forecast under the CECL methodology

to calculate the ACL
during the three months ended March 31, 2025.
Non-Interest Income
Our services and products generate service charges and fees, mainly from our depository accounts. We also generate
income from gain

on sale of

loans though our

swap and

SBA loan programs. In

addition, we own

and are beneficiaries

of
the

life

insurance

policies

on

some

of

our

employees,

which

policies

generate

income

from

the

increase

in

the

cash
surrender values.
The following table presents the components of non-interest

income for the dates indicated (in thousands):
Three Months Ended March 31,
2025 2024
Service fees
$ 2,331 $ 1,651
Gain on sale of loans held for sale, net
525 67
Other non-interest income
860 746
Total

non-interest income
$ 3,716 $ 2,464
Three months ended March 31, 2025 compared to the three months ended

March 31, 2024

Non-interest

income

for

the

three

months

ended

March 31,

2025

increased

$1.3

million

or

50.8%,

compared

to

the
same

period

in

2024. This

increase

was

primarily

driven

by

growth

in

prepayment

penalties

and

title

insurance

income
reported under service

fees category combined with

an increase in the

gain on sale of

loans. Gain on sale

of loans during
the first quarter of 2025 was greater than the first quarter of 2024 due to higher loan amounts in new SBA 7a loans.
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Three Months Ended March 31,
2025 2024
Salaries and employee benefits
$ 7,636 $ 6,310
Occupancy
1,284 1,314
Regulatory assessment and fees
421 433
Consulting and legal fees
193 592
Network and information technology services
505 507
Other operating
2,013 2,018
Total

non-interest expense
$ 12,052 $ 11,174
Three months ended March 31, 2025 compared to the three months ended

March 31, 2024

Non-interest expense for the three

months ended March 31, 2025

increased $878 thousand or 7.9%,

compared to the
same period

in 2024.

The increase

was primarily

driven by

an increase

of $1.3

million in

salaries and

employee benefits
due to merit increases, management

bonuses, stock-based compensation expense,

and an increase in payroll

taxes for the
first quarter 2025.

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
Three months ended March 31, 2025 compared to the three months ended

March 31, 2024

Income tax expense

for the three

months ended

March 31, 2025

was $2.4 million

as compared to

$1.4 million

for the
same period in 2024. The effective tax rate for the three months ended

March 31, 2025 was 24.2% compared to 23.6% for
the same period in 2024.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
For

a

further

discussion

of

income

taxes,

see

Note

4

“Income

Taxes”

to

the

unaudited

Consolidated

Financial
Statements in Item 1 of Part I of this Form 10-Q.
Analysis of Financial Condition
Total

assets at March 31, 2025 were $2.68

billion, an increase of $96.2

million, or 15.1% annualized, over

total assets
of $2.58 billion at

December 31, 2024. Total loans, net of deferred fees/costs, increased

$63.4 million, or 13.0% annualized,
to $2.04

billion at

March 31, 2025

compared

to $1.97

billion

at December

31, 2024.

Total

deposits

increased

by $135.6
million, or 25.3% annualized, to $2.31 billion at March

31, 2025 compared to $2.17 billion December 31, 2024.
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
Our investment portfolio consists primarily of

securities issued by the U.S.

Government and U.S. Government Agencies
and

mortgage-backed

securities,

collateralized

mortgage

obligation,

corporate

bonds,

municipal

securities,

other

debt
securities

all

with

varying

contractual

maturities

and

coupons.

Due

to

the

optionality

embedded

in

these

securities,

the
contractual maturities do not necessarily represent the

expected life of the portfolio. Some of these securities

will be called
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

As a result
of this evaluation, the Company concluded that no allowance

was required on AFS securities as of March

31, 2025.
At

quarter

end,

HTM

securities

included

$152.6

million

of

U.S.

Government

and

U.S.

Government

Agencies

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

a $5

thousand

allowance for

credit

losses

(“ACL”)

as of

March 31,

2025. The

book value

for debt

securities
classified as HTM represents amortized cost less ACL.
AFS and HTM investment securities increased $12.0 million,

or 11.5%

annualized, to $436.9 million at March 31, 2025
from $424.9 million at December 31, 2024. Investment

securities increased due to reinvestment of payments

received and
investment of excess

in cash

balances into high

credit quality investments

to increase the

Company’s profitability and

modify
the Company

’s

balance

sheet

duration

according to

the

ALM policy.

As of

March 31, 2025,

investment

securities

with

a
market

value

of

$51.1 million

were

pledged

to

secure

public

deposits.

The

investment

portfolio

does

not

have

any

tax-
exempt securities.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
The following table

presents the amortized

cost and fair

value of investment

securities for

the dates indicated

(dollars
in thousands):
March 31, 2025 December 31, 2024
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 13,986 $ 12,605 $ 14,279 $ 12,625
Collateralized mortgage obligations
99,775
78,556
101,808
78,905
Mortgage-backed securities - residential
63,115
52,219
58,995
46,933
Mortgage-backed securities - commercial
95,033
87,811
86,604
78,739
Municipal securities
24,905
19,892
24,925
19,311
Bank subordinated debt securities
24,356
24,056
24,314
23,708
$ 321,170 $ 275,139 $ 310,925 $ 260,221
Held-to-maturity:
U.S. Government Agency
$ 42,095 $ 37,822 $ 42,538 $ 37,444
Collateralized mortgage obligations
55,781 49,122 56,987 49,259
Mortgage-backed securities - residential
39,514 35,793 40,681 36,121
Mortgage-backed securities - commercial
15,227 14,037 15,272 13,887
Corporate bonds
9,178 8,891 9,222 8,829
$ 161,795 $ 145,665 $ 164,700 $ 145,540
Allowance for credit losses - securities held-to-maturity (5) (6)

Securities held-to maturity, net of allowance for credit losses
$ 161,790 $ 164,694
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of March 31, 2025 (in thousands, except yields):

Within 1 year
After 1 year
through 5 years
After 5 years
through 10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - - $ - $ 2,383 3.14% $ 11,603 2.62% $ 13,986 2.70%
Collateralized mortgage obligations
- - - - 99,775 1.62% 99,775 1.62%
MBS - residential
- - - - 63,115 2.12% 63,115 2.12%
MBS - commercial
- - 1,595 4.41% 4,094 4.71% 89,344 3.26% 95,033 3.62%
Municipal securities

- - - 20,662 1.73% 4,243 1.86% 24,905 1.75%
Bank subordinated debt securities
- - 2,935 9.10% 21,421 5.10% - - 24,356 5.58%
$ - - $ 4,530 7.45% $ 48,560 3.49% $ 268,080 2.44% $ 321,170 2.67%
Held-to-maturity:
U.S. Government Agency
$ - - $ 7,958 1.02% $ 19,854 1.38% $ 14,283 1.99% $ 42,095 1.52%
Collateralized mortgage obligations
- - - - - - 55,781 1.66% 55,781 1.66%
MBS - residential
- - 3,844 1.70% 5,874 1.74% 29,796 2.31% 39,514 2.17%
MBS - commercial
- - 3,053 1.62% - - 12,174 2.57% 15,227 2.38%
Corporate bonds
1,015 2.59% 8,163 2.84% - - - - 9,178 2.81%
$ 1,015 2.59% $ 23,018 1.86% $ 25,728 1.46% $ 112,034 1.98% $ 161,795 1.88%
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

Q1 2025 Form 10-Q
The following table shows the loan portfolio composition

as of the dates indicated (in thousands):

March 31, 2025 December 31, 2024
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 301,164 14.8% $ 289,961 14.8%
Commercial Real Estate
1,150,129 56.7% 1,136,417 57.8%
Commercial and Industrial
256,326 12.6% 258,311 13.1%
Correspondent Banks
103,026 5.1% 82,438 4.2%
Consumer and Other

218,711 10.8% 198,091 10.1%
Total

gross loans
2,029,356 100.0% 1,965,218 100.0%
Plus: Deferred fees/costs 6,856

7,630
Total

loans net of deferred fees/costs
2,036,212 1,972,848
Less: Allowance for credit losses
24,740 24,070
Total

net loans
$ 2,011,472 $ 1,948,778

Total

loans, net

of deferred

fees/costs, increased

by $63.4 million,

or 13.0%

annualized to

$2.04 billion,

at March 31,
2025 compared to December 31, 2024. The correspondent

banks loan segment had the most significant growth

.

Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately 56.7%

of the

total gross

loan portfolio

as of

March 31, 2025.

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

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments. The following table shows maturities and sensitivity to interest rate changes of the loan portfolio at March 31,
2025 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 15,598 $ 56,635 $ 66,212 $ 162,719 $ 301,164
Commercial Real Estate
71,483 413,144 660,122 5,380 1,150,129
Commercial and Industrial
8,921 93,182 109,616 44,607 256,326
Correspondent Banks
103,026 - - - 103,026
Consumer and Other
2,125 1,694 21,710 193,182 218,711
Total

gross loans
$ 201,153 $ 564,655 $ 857,660 $ 405,888 $ 2,029,356
Interest rate sensitivity:
Fixed interest rates
$ 174,592 $ 208,718 $ 158,136 $ 319,980 $ 861,426
Floating or adjustable rates
26,561 355,937 699,524 85,908 1,167,930
Total

gross loans
$ 201,153 $ 564,655 $ 857,660 $ 405,888 $ 2,029,356
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

March 31, 2025,

approximately 57.6%

of the

loans have

adjustable/variable rates

and 42.4%

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

Q1 2025 Form 10-Q
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

March 31, 2025
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 299,971 $ - $ 1,193 $ - $ 301,164
Commercial Real Estate
1,143,041 4,643 2,445 - 1,150,129
Commercial and Industrial
253,196 76 3,054 - 256,326
Correspondent Banks
103,026 - - - 103,026
Consumer and Other

216,721 - 1,990 - 218,711
$ 2,015,955 $ 4,719 $ 8,682 $ - $ 2,029,356
December 31, 2024
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 289,401 $ - $ 560 $ - $ 289,961
Commercial Real Estate
1,133,965 - 2,452 - 1,136,417
Commercial and Industrial
256,031 - 2,280 - 258,311
Correspondent Banks
82,438 - - - 82,438
Consumer and Other

196,101 - 1,990 - 198,091
$ 1,957,936 $ - $ 7,282 $ - $ 1,965,218

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as

of the dates shown (in thousands,

except ratios):
March 31, 2025 December 31, 2024
Non-accrual loans $ 4,156 $ 2,707
Loans past due over 90 days and still accruing
- -
Total

non-performing loans
$ 4,156 $ 2,707
Other real estate owned
- -
Total

non-performing assets
$ 4,156 $ 2,707
Asset quality ratios:
Allowance for credit losses to total loans
1.22% 1.22%
Allowance for credit losses to non-performing loans
595% 889%
Non-performing loans to total loans
0.20% 0.14%
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

on

loans

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

Q1 2025 Form 10-Q
The following

table presents

ACL on

loans and

net charge-offs

to average

loans by

type for

the periods

indicated (in
thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent

Banks
Consumer
and Other Total
Three Months Ended March 31, 2025

Beginning balance
$ 5,121 $ 8,788 $ 4,633 $ 654 $ 4,874 $ 24,070
Provision for credit losses (1)
(12) 409 (204) 163 316 672
Recoveries
6 - 5 - - 11
Charge-offs
- - - - (13) (13)
Ending Balance

$ 5,115 $ 9,197 $ 4,434 $ 817 $ 5,177 $ 24,740
Average loans

$ 301,230 $ 1,142,985 $ 257,241 $ 87,214 $ 198,186 $ 1,986,856
Net charge-offs (recoveries) to average
loans
(3)

(0.01)% - (0.01)% - 0.03% 0.00%
Three Months Ended March 31, 2024

Beginning balance
$ 2,695 $ 10,366 $ 3,974 $ 911 $ 3,138 $ 21,084
Provision for credit losses (2)
235 (64) 288 (117) 21 363
Recoveries
- - 10 - 2 12
Charge-offs
- - - - (5) (5)
Ending Balance

$ 2,930 $ 10,302 $ 4,272 $ 794 $ 3,156 $ 21,454
Average loans
$ 217,117 $ 1,048,870 $ 221,804 $ 102,150 $ 191,587 $ 1,781,528
Net charge-offs (recoveries) to average
loans
(3)
- - 0.02% - 0.01% 0.00%
(1) Provision for credit losses excludes a $10 thousand expense due to unfunded commitments included in accrued interest and other liabilities and a $1 thousand release related to investment securities held to maturity.
(2) Provision for credit losses excludes a $43 thousand expense due to unfunded commitments included in accrued interest and other liabilities and a $4 thousand charge related to investment securities held to maturity.
(3) Annualized.
The

Federal

Open

Market

Committee

(“FOMC”)

economic

forecasts

as

of

March

31,

2025,

showed

moderate
deterioration

in

unemployment

and

forecast

for

real

GDP.

Fannie

Mae

House

Price

Index

(“HPI”)

forecast

reflected

a
deterioration in

national housing

prices as

well. The

Company continued

to adjust

the HPI

index effect

on the

1-4 Family
loan portfolio

with

a

qualitative

factor

because

Florida

housing prices

are

performing

better

than

national

levels.

The Q-
factor scorecard was updated based on the latest portfolio stress test and the resulting maximum loss calculation.

Our ACL

included residential

loans. To

assess the

potential impact

of changes

in qualitative

factors related

to these
loans,

management

performed

a sensitivity

analysis.

The Company

evaluated

the

impact

of the

HPI

used

in calculating
expected losses on the residential loan segment. As of March 31,

2025, for every 100 basis points increase in the HPI, the
forecast

reduces

reserves

by

approximately

$334

thousand

and

about

2

basis

points

to

the

reserve

coverage

ratio,
everything else being

constant. This sensitivity

analysis provides a

hypothetical result to

assess the sensitivity

of the ACL
and does not represent a change in management’s

judgement.

As of March 31,

2025, we stress tested two

qualitative factors in our commercial

real estate loan pool,

as it is the

largest
segment in

our portfolio.

We evaluated

the impact

of a

change in

the qualitative

factors from

no risk

to maximum

loss to
measure the sensitivity

of the qualitative

factors. The change

from no risk

to high risk

resulted in a $10.2

million or 41.0%
increase in

the ACL.

This sensitivity

analysis provides

a hypothetical

result to

assess the

sensitivity of

the ACL

and does
not represent a change in management’s judgement.
Bank-Owned Life Insurance
As of March 31, 2025, the combined cash surrender value of all bank-owned life insurance (“BOLI”) policies was

$57.9
million. Changes in cash surrender value are recorded to non-interest income in the unaudited Consolidated Statements of
Operations. The Company has BOLI policies with five insurance carriers. The Company is the beneficiary of these policies.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
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
Three Months Ended March 31,
2025 2024
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest-bearing checking $ 563,040 0.00% $ 574,760 0.00%
Interest-bearing checking 53,611 2.56% 53,344 2.78%
Money market and savings deposits 1,199,027 3.16% 1,097,575 3.81%
Time deposits 399,509 3.98% 322,912 4.10%
Total $ 2,215,187 2.49% $ 2,048,591 2.76%
The Company

has a

granular deposit

portfolio with

outstanding balances

comprised of

55% in

commercial

deposits,
32%

personal

deposits,

5%

public

funds

(which

are

partially

collateralized)

and

8%

brokered

deposits.

The

brokered
deposits balance at March 31, 2025 was $178.0 million

and $133.0 million at December 31, 2024.

As of

March

31,

2025, the

Company

has approximately

21 thousand

deposit accounts

with

the

majority

in

personal
accounts,

approximately

13

thousand

or

63.8%.

The

estimated

average

account

size

of

our

deposit

portfolio

was
approximately $112

thousand as of March 31, 2025.

The uninsured deposits are estimated based on

the FDIC deposit insurance limit of $250 thousand

per account holder
for all deposit accounts at the Company. The total estimated percentage of uninsured deposits was 54% at March 31, 2025
and

55%

at

December 31,

2024.

The

Company

offers

Insured

Cash

Sweep

(“ICS”)

and

Certificate

of
Deposit Account
Registry Service

(“CDARS”)

deposit products

to fully

insure our

clients. The

deposit balance

in ICS/CDARS

was $158.5
million at March 31, 2025 and $125.5 million at December

31, 2024.
The following table shows scheduled maturities of uninsured

time deposits as of March 31, 2025 (in thousands):
March 31, 2025
Three months or less $ 58,048
Over three through six months 15,450
Over six though twelve months 13,316
Over twelve months 40,537
$ 127,351
Other Liabilities
The Company collects from commercial and residential loan

customers funds which are held in escrow for future
payment of real estate taxes and insurance. These escrow

funds are disbursed by the Company directly to the

insurance
companies and taxing authority of the borrower.

Escrow funds are recorded as other liabilities.

As of March 31, 2025, escrow balances totaled $13.5

million compared to $6.1 million at December 31, 2024.
Borrowings
As

a

member

of

the

FHLB

of

Atlanta,

we

are

eligible

to

obtain

advances

with

various

terms

and

conditions.

This
accessibility to additional

funding allows us

to efficiently and

timely meet both

expected and unexpected

outgoing cash flows
and collateral needs without adversely affecting

either daily operations or the financial condition of the

Company.
As of March 31,

2025, we had

$108.0 million of

fixed-rate advances outstanding

from the FHLB

with a weighted

average
rate of 3.60%. Maturity dates for the advances range

between 2025 to 2028 as detailed in the table below.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
The following table presents the FHLB advances as of

March 31, 2025 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
1.07% Fixed July 18, 2025 $ 6,000
3.76% Fixed January 24, 2028 11,000
3.77% Fixed April 25, 2028 50,000
3.68% Fixed September 13, 2027 21,000
3.79% Fixed March 23, 2026 20,000
$ 108,000
During the third

quarter 2024, the

Company paid off

the $80.0 million

fixed-rate loan outstanding

from the Bank

Term
Funding Program with an original maturity date of January

10, 2025.

The

Company

has

also

established

Federal

Funds

lines

of

credit

with

our

upstream

correspondent

banks

and

the
Federal

Reserve

Bank

of

Atlanta

Discount

Window

to

manage

temporary

fluctuations

in

our

daily

cash

balances.

As

of
March 31, 2025, there were no outstanding balances with

any of these liquidity sources.
Off-Balance Sheet Arrangements
We engage

in various financial

transactions in

our operations

that, under GAAP,

may not be

included on

the balance
sheet. To

meet the financing needs of our customers,

we may include commitments to extend credit and standby

letters of
credit. To

a varying

degree, such

commitments involve

elements of

credit, market,

and interest

rate risk

in excess

of the
amount recognized

in the

balance sheet.

We use

more conservative

credit and

collateral policies

in making

these credit
commitments than

we do

for on-balance

sheet items.

We are

not aware

of any accounting

loss to

be incurred

by funding
these commitments; however,

we maintain an allowance

for off-balance sheet

credit risk which is

recorded under accrued
interest and other liabilities

on the unaudited Consolidated

Balance Sheets. The

ACL related to unfunded

commitments at
March 31, 2025 was $581 thousand and at March 31, 2024 was

$415 thousand.

Since commitments associated with letters of

credit and commitments to extend

credit may expire unused, the

amounts
shown

do

not

necessarily

reflect

actual

future

cash

funding

requirements.

The

following

table

presents

lending

related
commitments outstanding as of the dates indicated (in thousands

):
March 31, 2025 December 31, 2024
Commitments to grant loans and unfunded lines of credit $ 132,466 $ 122,578
Standby and commercial letters of credit
3,346 5,389
Total
$ 135,812 $ 127,967
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

Q1 2025 Form 10-Q
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

31, 2025, we had a neutral to slightly asset

sensitive balance sheet both for
year one,

and an

asset sensitivity

balance sheet

for year

two, using

the static

model. Asset

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

duration to reduce

asset sensitivity,

or to decrease

asset duration and

increase liability duration

in order
to increase asset sensitivity.
According to our model, as of March 31, 2025, our balance sheet is neutral to slightly asset sensitive for year one more
asset sensitivity and year two

under interest static rate scenarios (an

increase or decrease of 400 basis

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

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
In managing

inflows and

outflows,

management

regularly

monitors situations

that can

give rise

to increased

liquidity
risk. These

include funding

mismatches, market

constraints on

the ability

to convert

assets (particularly

investments) into
cash or in accessing sources of funds (i.e., market liquidity),

pledging assets and contingent liquidity events.
Changes in macroeconomic conditions, as well as exposure to credit, market, operational, legal,

cybersecurity risk and
reputational

risks,

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

ALCO, and

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

the investment

portfolio cash flows.

Other potential

funding sources

include Federal
Funds purchased,

brokered

certificates

of deposit,

listing

services

certificates

of

deposit, unsecured

fed funds

lines with
other banking institutions

and draws from the

Federal Reserve Bank

of Atlanta discount

window, and

borrowings from the
FHLB. Accordingly, we believe our liquidity resources are adequate to fund loans and meet

other cash needs as necessary.

Capital Adequacy
As of

March 31, 2025,

the Bank

was well

capitalized

under the

FDIC’s

prompt corrective

action framework.

We also
follow the capital conservation buffer framework, and as of March 31, 2025, we exceeded the capital conversation buffer in
all capital

ratios,

according

to

our actual

ratios.

The

following

table

presents

the

capital

ratios

for

the

Bank

at the

dates
indicated (in thousands, except ratios).
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
March 31, 2025
Total

risk-based capital
$ 277,832 13.65% $ 162,795 8.00% $ 203,494 10.00%
Tier 1 risk-based capital $ 252,506 12.41% $ 122,096 6.00% $ 162,795 8.00%
Common equity tier 1 capital $ 252,506 12.41% $ 91,572 4.50% $ 132,271 6.50%
Leverage ratio $ 252,506 9.55% $ 105,814 4.00% $ 132,267 5.00%
December 31, 2024
Total

risk-based capital
$ 266,387 13.34% $ 159,795 8.00% $ 199,744 10.00%
Tier 1 risk-based capital $ 241,740 12.10% $ 119,846 6.00% $ 159,795 8.00%
Common equity tier 1 capital $ 241,740 12.10% $ 89,885 4.50% $ 129,834 6.50%
Leverage ratio $ 241,740 9.38% $ 103,074 4.00% $ 128,843 5.00%
The Company is

not subject to

regulatory capital ratios

imposed by Basel

III on bank

holding companies because

the
Company is deemed to be a small bank holding company.
Impact of Inflation
Our

Consolidated

Financial

Statements

and

related

notes

have

been

prepared

in

accordance

with

U.S.

GAAP,
which require the measurement of financial

position and operating results in terms

of historical dollars, without considering

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is mostly reflected in the increased cost

of operations, inflation

can negatively impact

overhead expenses. Unlike

most industrial companies,
nearly

all

our

assets

and

liabilities

are

monetary

in

nature.

As

a

result,

interest

rates

have

a

greater

impact

on

our
performance than the effects of inflation.

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

Q1 2025 Form 10-Q
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

except per share data):
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands)
As of or For the Three Months Ended
3/31/2025 12/31/2024 9/30/2024 6/30/2024 3/31/2024
Pre-tax pre-provision ("PTPP") income:
(1)
Net income $ 7,658 $ 6,904 $ 6,949 $ 6,209 $ 4,612
Plus: Provision for income taxes 2,440 2,197 2,213 1,967 1,426
Plus: Provision for credit losses 681 1,030 931 786 410
PTPP income $ 10,779 $ 10,131 $ 10,093 $ 8,962 $ 6,448

PTPP return on average assets: (1)

PTPP income $ 10,779 $ 10,131 $ 10,093 $ 8,962 $ 6,448
Average assets $ 2,606,593 $ 2,544,592 $ 2,485,434 $ 2,479,222 $ 2,436,103
PTPP return on average assets (2) 1.68% 1.58% 1.62% 1.45% 1.06%

Operating net income: (1)

Net income $ 7,658 $ 6,904 $ 6,949 $ 6,209 $ 4,612
Less: Net gains (losses) on sale of securities - - - 14 -
Less: Tax effect on sale of securities - - - (4) -
Operating net income $ 7,658 $ 6,904 $ 6,949 $ 6,199 $ 4,612

Operating PTPP income: (1)

PTPP income $ 10,779 $ 10,131 $ 10,093 $ 8,962 $ 6,448
Less: Net gains (losses) on sale of securities - - - 14 -
Operating PTPP income $ 10,779 $ 10,131 $ 10,093 $ 8,948 $ 6,448

Operating PTPP return on average assets: (1)

Operating PTPP income $ 10,779 $ 10,131 $ 10,093 $ 8,948 $ 6,448
Average assets $ 2,606,593 $ 2,544,592 $ 2,485,434 $ 2,479,222 $ 2,436,103
Operating PTPP return on average assets (2) 1.68% 1.58% 1.62% 1.45% 1.06%

Operating return on average assets: (1)

Operating net income $ 7,658 $ 6,904 $ 6,949 $ 6,199 $ 4,612
Average assets $ 2,606,593 $ 2,544,592 $ 2,485,434 $ 2,479,222 $ 2,436,103
Operating return on average assets (2) 1.19% 1.08% 1.11% 1.01% 0.76%

Operating return on average equity: (1)

Operating net income $ 7,658 $ 6,904 $ 6,949 $ 6,199 $ 4,612
Average equity $ 219,505 $ 215,715 $ 206,641 $ 197,755 $ 193,092
Operating return on average equity (2) 14.15% 12.73% 13.38% 12.61% 9.61%

Operating Revenue: (1)

Net interest income
$ 19,115

$ 19,358

$ 18,109

$ 17,311

$ 15,158

Plus: Non-interest income

3,716 3,627 3,438

3,211

2,464

Less: Net gains (losses) on sale of

securities
- - - 14 -

Operating revenue
$ 22,831 $ 22,985 $ 21,547 $ 20,508 $ 17,622

Operating Efficiency Ratio: (1)

Total non-interest expense
$ 12,052

$ 12,854

$ 11,454

$ 11,560

$ 11,174

Operating revenue
$ 22,831 $ 22,985 $ 21,547 $ 20,508 $ 17,622

Operating efficiency ratio
52.79% 55.92% 53.16% 56.37% 63.41%
(1)

The Company believes these non-GAAP measurements

are key indicators of the ongoing earnings

power of the Company.
(2)

Annualized.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands, except per share data)
As of or For the Three Months Ended
3/31/2025 12/31/2024 9/30/2024 6/30/2024 3/31/2024
Tangible book value per common share (at period-end): (1)
Total stockholders' equity $ 225,088 $ 215,388 $ 213,916 $ 201,020 $ 195,011
Less: Intangible assets - - - - -
Tangible stockholders' equity $ 225,088 $ 215,388 $ 213,916 $ 201,020 $ 195,011
Total shares issued and outstanding (at period-end):
Total common shares issued and outstanding 20,048,385 19,924,632 19,620,632 19,630,632 19,650,463
Tangible book value per common share
(2)
$ 11.23 $ 10.81 $ 10.90 $ 10.24 $ 9.92
Operating diluted net income per common share: (1)
Operating net income $ 7,658 $ 6,904 $ 6,949 $ 6,199 $ 4,612
Total weighted average diluted shares of common stock 20,319,535 20,183,731 19,825,211 19,717,167 19,698,258
Operating diluted net income per common share: $ 0.38 $ 0.34 $ 0.35 $ 0.31 $ 0.23
Tangible Common Equity/Tangible Assets (1)

Tangible stockholders' equity
$ 225,088 $ 215,388 $ 213,916 $ 201,020 $ 195,011

Tangible total assets
(3) $ 2,677,382 $ 2,581,216 $ 2,503,954

$ 2,458,270 $ 2,489,142
Tangible Common Equity/Tangible

Assets
8.41% 8.34% 8.54% 8.18% 7.83%
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

Q1 2025 Form 10-Q
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

1934
(“Exchange Act”)) as

of March 31, 2025.

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

Q1 2025 Form 10-Q
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

2024 Form 10-K.
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) Not applicable.
(c) The Company’s repurchases of equity securities

for the quarter ended March 31,

2025 were as follows:
Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced Plans
or Programs (1)
Maximum Number
of Shares that May
Yet Be Purchased
Under Plans or
Programs (1)
Period

January 1 - 31, 2025
2,031 $ 18.27 2,031 535,949
February 1 -28, 2025

- $ - -

535,949
March 1 - 31, 2025
7,640 $ 17.81 7,640

528,309
(1) As of March 31, 2025 there were 528,309

number of shares available for repurchase. As of

March 31, 2025 there are two outstanding share
repurchase programs:

- On January 24, 2022, the Company announced

its initial stock repurchase program to repurchase

up to 750,000 shares of Class A common

stock.
- On April 22, 2024, the Company announced the

adoption of a second repurchase program to repurchase

up to 500,000 share of Class A common
stock to commence upon completion of its first

repurchase program.
Item 3.

Defaults Upon Senior Securities
(a)

Not applicable
(b)

Not applicable
Item 4.

Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)

Not applicable
(b)

Not applicable
(c)

During the three months ended

March 31, 2025, none of the

Company’s directors or Section

16 reporting persons
adopted

or
terminated

any

Rule

10b5-1

trading

arrangement

or
non-Rule
10b5-1

trading

arrangement

(as

such
terms are defined in Item 408 of the SEC’s Regulation

S-K).

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
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
10.1
Change in Control Agreement between U.S. Century Bank and Maricarmen Logrono.*,**
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
2025 formatted

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
**
Management Contract or Compensatory plan or arrangement.
Filed herewith.
*** Furnished hereby.

USCB Financial Holdings, Inc.

Q1 2025 Form 10-Q
SIGNATURES
Pursuant to the

requirements of

the Securities Exchange

Act of 1934,

the registrant has

duly caused this

report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President and Chief Executive
Officer

May 9, 2025
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Executive Vice President and Chief Financial
Officer

May 9, 2025
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)