Form 10-Q
period 2025-06-30
USCB FINANCIAL HOLDINGS, INC.
filed 2025-08-08
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2025
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
As of July 31, 2025 the registrant had
20,078,385

shares of Class
A
common stock outstanding.

FORM 10-Q
June 30, 2025

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024
3
Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024
(Unaudited)
4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and
2024 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30,
2025 and 2024 (Unaudited)
6
Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited)
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

Q2 2025 Form 10-Q
PART

I
Item 1.

Financial Statements
USCB FINANCIAL HOLDINGS, INC
Consolidated Balance Sheets – Unaudited
(Dollars in thousands, except share data)
June 30, 2025 December 31, 2024
ASSETS:
Cash and due from banks $
8,386
$
6,986
Interest-bearing deposits in banks
46,433
70,049
Total cash and cash equivalents
54,819
77,035
Investment securities held to maturity, net of allowance of $
7

and $
6
, respectively (fair value of
$
142,877

and $
145,540
, respectively)
158,740
164,694
Investment securities available for sale, at fair value
285,382
260,221
Federal Home Loan Bank stock, at cost
6,936
9,379
Loans held for investment, net of allowance of

$
24,933

and $
24,070
, respectively
2,088,385
1,948,778
Accrued interest receivable
11,285
10,945
Premises and equipment, net
4,359
4,563
Bank owned life insurance
58,427
53,472
Deferred tax assets, net
23,663
29,646
Lease right-of-use asset
7,046
8,451
Other assets
20,432
14,032
Total assets $
2,719,474
$
2,581,216

LIABILITIES:

Deposits:

Non-interest bearing demand deposits $
584,895
$
575,159
Savings and money market deposits
1,248,379
1,180,809
Interest-bearing demand deposits
40,597
50,648
Time deposits
461,790
367,388
Total deposits
2,335,661
2,174,004
Federal Home Loan Bank advances

108,000
163,000
Lease liability
7,046
8,451
Accrued interest and other liabilities
37,184
20,373
Total liabilities
2,487,891
2,365,828

Commitments and contingencies (See Notes 5

and 11)
(nil)

(nil)

STOCKHOLDERS' EQUITY:

Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2025

and December 31, 2024
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2025

and December 31, 2024
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
0

issued and outstanding as of June 30, 2025

and December 31, 2024
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
20,078,385

issued and
outstanding as of June 30, 2025,
19,924,632

issued and outstanding as of December 31,

2024

20,078
19,925
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
0

issued and
outstanding as of June 30, 2025 and December

31, 2024

- -
Additional paid-in capital on common stock
309,282
307,810
Accumulated deficit
(56,025)
(67,813)
Accumulated other comprehensive loss
(41,752)
(44,534)
Total stockholders' equity
231,583
215,388
Total liabilities and stockholders' equity $
2,719,474
$
2,581,216

The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended June 30, Six Months Ended June 30,
2025 2024 2025 2024
Interest income:

Loans, including fees
$
31,946
$
28,017
$
62,191

$
54,660

Investment securities
3,432
3,069
6,456

5,880

Interest-bearing deposits in financial institutions
776
1,531
1,485

2,964

Total interest income
36,154
32,617
70,132

63,504
Interest expense:

Interest-bearing demand deposits
285
391
623

760
Savings and money market deposits
9,410
10,071
18,745

20,465

Time deposits
4,343
3,222
8,261

6,516

Federal Home Loan Bank advances and other borrowings
1,082
1,622
2,354
3,294

Total interest expense
15,120
15,306
29,983
31,035

Net interest income before provision for

credit losses
21,034
17,311
40,149
32,469
Provision for credit losses
1,031
786
1,712
1,196

Net interest income after provision for

credit losses
20,003
16,525
38,437
31,273
Non-interest income:

Service fees
2,402
1,977
4,733
3,628

Gain on sale of securities available for sale, net
-
14
-
14

Gain on sale of loans held for sale, net
151
417
676
484

Other non-interest income
817
803
1,677
1,549

Total non-interest income
3,370
3,211
7,086
5,675
Non-interest expense:

Salaries and employee benefits
7,954
7,353
15,590
13,663

Occupancy
1,337
1,266
2,621
2,580

Regulatory assessments and fees
396
476
817
909

Consulting and legal fees
263
263
456
855

Network and information technology services
564
479
1,069
986

Other operating expense
2,120
1,723
4,133
3,741

Total non-interest expense
12,634
11,560
24,686
22,734

Income before income tax expense
10,739
8,176
20,837
14,214
Income tax expense
2,599
1,967
5,039
3,393

Net income
$
8,140
$
6,209
$
15,798
$
10,821
Per share information:

Net income per share, basic $
0.41
$
0.32
$
0.79
$
0.55
Net income per share, diluted $
0.40
$
0.31
$
0.78
$
0.55
Cash dividends declared $
0.10
$
0.05
$
0.20
$
0.10
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

- Unaudited
(Dollars in thousands)

Three Months Ended

June 30,
Six Months Ended

June 30,
2025 2024 2025 2024
Net income $
8,140
$
6,209
$
15,798
$
10,821
Other comprehensive income (loss):

Unrealized gain (loss) on investment securities
(895)
910

3,778
(1,224)
Reclassification adjustment for amortization of net

unrealized losses on
securities transferred from available-for-sale to held-to-maturity
67
66

134
133
Reclassification adjustment for gain included in net

income
-
(14)
-
(14)
Unrealized gain (loss) on cash flow hedge
(28)
30
(186)
549
Tax benefit (expense)
217
(251)
(944)
141
Total other comprehensive income (loss), net of tax
(639)
741
2,782
(415)
Total comprehensive income $
7,501
$
6,950
$
18,580
$
10,406
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity - Unaudited
(Dollars in thousands,

except per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total

Stockholders'
Equity
Balance at March 31, 2025
20,048,385
$
20,048
$
308,313
$
(62,160)
$
(41,113)
$
225,088
Net income - - -
8,140
-
8,140
Other comprehensive loss - - - -
(639)
(639)
Exercise of stock options
30,000
30
195
- -
225
Dividend payment - - -
(2,005)
-
(2,005)
Stock-based compensation - -
774
- -
774
Balance at June 30, 2025
20,078,385
$
20,078
$
309,282
$
(56,025)
$
(41,752)
$
231,583
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

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total
Stockholders'
Equity
Balance at December 31, 2024
19,924,632
$
19,925
$
307,810
$
(67,813)
$
(44,534)
$
215,388
Net income - - -
15,798
-
15,798
Other comprehensive income - - - -
2,782
2,782
Repurchase of Class A common stock
(9,671)
(10)
(164)
- -
(174)
Restricted stock issued
124,424
124
(124)
- - -
Restricted stock forfeiture - - - - - -
Exercise of stock options
39,000
39
278
- -
317
Dividend payment - - -
(4,010)
-
(4,010)
Stock-based compensation - -
1,482
- -
1,482
Balance at June 30, 2025
20,078,385
$
20,078
$
309,282
$
(56,025)
$
(41,752)
$
231,583
Balance at December 31, 2023
19,575,435
19,575
305,212
(88,548)
(44,271)
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

Q2 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Six Months Ended June 30,
2025 2024
Cash flows from operating activities:
Net income

$
15,798
$
10,821
Adjustments to reconcile net income

to net cash provided by operating activities:

Provision for credit losses

1,712
1,196
Depreciation and amortization
298
286
Accretion of premiums on securities, net
(728)
(228)
Amortization of deferred loan fees, net
280
100
Stock-based compensation
1,482
736
Gain on sale of available for sale securities,

net
-
(14)
Gain on sale of loans held for sale, net
(676)
(484)
Proceeds from the sale of loans held for sale
9,745
6,049
Origination of loans held for sale
(9,069)
(5,565)
Increase in cash surrender value of bank owned

life insurance
(955)
(826)
Decrease in deferred tax assets
5,040
3,393
Net change in operating assets and liabilities:

Accrued interest receivable
(340)
(850)
Other assets
(6,586)
(1,198)
Accrued interest and other liabilities
16,667
12,991
Net cash provided by operating activities
32,668
26,407

Cash flows from investing activities:

Proceeds from maturities and pay-downs of investment

securities held to maturity
6,044
5,455
Purchase of investment securities available

for sale

(31,676)
(52,449)
Proceeds from maturities and pay-downs of investment

securities available for sale
11,063
9,630
Proceeds from sales of investment securities

available for sale
-
34,753
Net increase in loans held for investment
(71,439)
(43,821)
Purchase of loans held for investment
(70,015)
(44,691)
Additions to premises and equipment
(94)
(178)
Purchase of bank owned life insurance
(4,000)
-
Proceeds from the redemption of Federal

Home Loan Bank stock
8,170
4,798
Purchase of Federal Home Loan Bank stock
(5,727)
(177)
Net cash used in investment activities
(157,674)
(86,680)
Cash flows from financing activities:
Proceeds from issuance of Class A common

stock, net
317
323
Cash dividends paid
(4,010)
(2,033)
Repurchase of Class A common stock
(174)
(380)
Net increase in deposits
161,657
119,562
Proceeds from FHLB advances
117,000
-
Proceeds from other borrowings -
80,000
Repayments on Federal Home Loan Bank advances

(172,000)
(101,000)
Net cash provided by financing activities
102,790
96,472

Net increase (decrease) in cash and

cash equivalents
(22,216)
36,199
Cash and cash equivalents at beginning

of period
77,035
41,062
Cash and cash equivalents at end of period $
54,819
$
77,261

Supplemental disclosure of cash flow

information:

Interest paid $
29,167
$
28,538
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

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

information. These

estimates and

assumptions affect

the amounts

reported in

the financial

statements. The
most

significant

estimate

impacting

the

Company’s

consolidated

financial

statements

is

the

allowance

for

credit

losses
(“ACL”).
Reclassifications
Certain

amounts

in

prior

period

consolidated

financial

statements

have

been

reclassified

to

conform

to

the

current
presentation. Reclassifications had no impact on prior period net income or stockholders’ equity.

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
effective January 1, 2025. The

adoption of this ASU did

not have a material

impact on the Company’s consolidated financial
statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

2.

INVESTMENT SECURITIES

The following

tables present

a summary

of the amortized

cost, unrealized

or unrecognized

gains and

losses,

and fair
value of investment securities at the dates indicated (in

thousands):

June 30, 2025
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency $
16,308
$
18
$
(1,476)
$
14,850
Collateralized mortgage obligations
97,459
13
(20,748)
76,724
Mortgage-backed securities - residential
62,002
9
(11,024)
50,987
Mortgage-backed securities - commercial
104,782
3
(8,261)
96,524
Municipal securities
24,885
-
(5,054)
19,831
Bank subordinated debt securities
26,873
250
(657)
26,466
$
332,309
$
293
$
(47,220)
$
285,382
Held-to-maturity:
Amortized
Cost
Unrecognized
Gains
Unrecognized
Losses Fair Value
U.S. Government Agency $
41,716
$
22
$
(4,154)
$
37,584
Collateralized mortgage obligations
54,312
266
(6,641)
47,937
Mortgage-backed securities - residential
38,404
319
(4,168)
34,555
Mortgage-backed securities - commercial
15,182
-
(1,293)
13,889
Corporate bonds
9,133
-
(221)
8,912
$
158,747
$
607
$
(16,477)
$
142,877
Allowance for credit losses - securities held-to-maturity
(7)
Securities held-to maturity, net of allowance for credit losses $
158,740

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
Amortized
Cost
Unrecognized
Gains
Unrecognized
Losses Fair Value
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

the HTM securities
and there

is no

impact to

net income.

Such amounts

are amortized

over the

remaining life

of the

security.

The Company
made
two

transfers from AFS to HTM portfolios in 2022.

During the quarter

ended June 30,

2025 there were
no

investment securities

that were transferred

from AFS

to HTM.
For the three

months ended June 30, 2025, total

amortization out of AOCI

for net unrealized losses

on securities transferred

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

in 2022 from AFS to HTM was $
67

thousand and $
134

thousand for the six month ended June 30, 2025. At June 30, 2025, the fair value of the securities was $
99.9

million and the balance of the net unrealized loss was $
9.1

million.

For

the

quarter

ended

June

30,

2024,

total

amortization

out

of

AOCI

for

the

net

unrealized

losses

on

securities
transferred from

AFS to HTM

was $
66

thousand and

$
133

thousand for

the six month

ended June

30, 2024.

At June 30,
2024, the fair value of the securities

was $
103.7

million and the balance of the net

unrealized losses retained in AOCI was
$
9.4

million.
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

As of June 30, 2025 and December 31,

2024, all HTM securities held by the
Company were rated investment grade.
At

June

30,

2025

HTM

securities

included

$
149.6

million

of

U.S.

Government

and

U.S.

Agency

issued

bonds

and
mortgage-backed

securities.

Because

of

the

explicit

and/or

implicit

guarantee

on

these

bonds,

the

Company

holds
no
reserves

on these

holdings.

The remaining

portion of

the HTM

portfolio

is made

up of

$
9.1

million

in investment

grade
corporate bonds. The required reserve for these

holdings is determined each quarter using the model described above.

For
the portion of the HTM exposed to non-government

credit risk, the Company utilized the PD/LGD

methodology to estimate
a $
7

thousand ACL

as of June

30, 2025.

The book

value for

debt securities

classified as

HTM represents

amortized cost
less the ACL related to these securities.

The Company’s investment

portfolio includes Available-for-Sale

(“AFS”) debt securities,

which are carried at

fair value
with unrealized gains and losses recognized in accumulated other comprehensive income (loss) (“AOCI”), net of applicable
taxes. The Company

evaluates whether the declines

in fair value

are attributable to credit

losses or other

factors like interest
rate risk, using both

quantitative and qualitative analyses, including company

performance analysis, review of credit

ratings,
bond vintage,

remaining

payment

terms,

prepayment

speeds and

analysis of

macro-economic

conditions.

When the

fair
value of an AFS security is less than its amortized

cost and the decline is attributable to credit-related factors, an allowance for credit losses (“ACL”) is recorded. As a result of this evaluation, the Company concluded that no allowance was required on AFS securities as of June 30, 2025.
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):

June 30, 2025
Less than 12 months 12 months or more Total
Available-for-Sale: Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
3,163
$
(48)
$
8,083
$
(1,428)
$
11,246
$
(1,476)
Collateralized mortgage obligations
- -
72,887
(20,748)
72,887
(20,748)
Mortgage-backed securities - residential
5,980
(29)
43,649
(10,995)
49,629
(11,024)
Mortgage-backed securities - commercial
60,802
(1,637)
32,732
(6,624)
93,534
(8,261)
Municipal securities

- -
19,830
(5,054)
19,830
(5,054)
Bank subordinated debt securities
6,039
(18)
14,333
(639)
20,372
(657)
$
75,984
$
(1,732)
$
191,514
$
(45,488)
$
267,498
$
(47,220)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

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
Gains

and

losses

on

the

sale

of

securities

are

recorded

on

the

trade

date

and

are

determined

on

the

specific
identification basis. There were
no

sales or calls of securities nor gains

or losses of securities during the three

months and
six months ended June 30, 2025.

The following table presents the proceeds,

realized gross gains and realized gross losses
on sales and calls of AFS debt securities for the three

and six months ended June 30, 2024 (in thousands):

Three Months Ended June 30, Six Months Ended June 30,
Available-for-sale: 2025 2024 2025 2024
Proceeds from sale and call of securities
$
-
$
34,753
$
-
$
34,753
Gross gains
$ - $
195
$ - $
195
Gross losses
-
(181)
-
(181)
Net realized gain
$ - $
14
$ - $
14
The amortized

cost

and

fair

value of

investment

securities,

by contractual

maturity,

are shown

below

as of

the date
indicated (in thousands).

Actual maturities may

differ from contractual

maturities because borrowers

may have the right

to
call or prepay

obligations with or

without call or

prepayment penalties. Securities not

due at a

single maturity date are

shown
separately.

Available-for-sale Held-to-maturity
June 30, 2025:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$ - $ - $
9,133
$
8,912
Due after one year through five years
7,925
7,978
- -
Due after five years through ten years
39,593
35,066
- -
Due after ten years
4,240
3,253
- -
U.S. Government Agency
16,308
14,850
41,716
37,584
Collateralized mortgage obligations
97,459
76,724
54,312
47,937
Mortgage-backed securities - residential

62,002
50,987
38,404
34,555
Mortgage-backed securities - commercial

104,782
96,524
15,182
13,889
$
332,309
$
285,382
$
158,747
$
142,877
At June 30, 2025,

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
% of the quarter daily

average balance at June 30,

2025 and
50
%

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

at December

31, 2024.

The Bank

must also

maintain a

minimum amount

of pledged

securities

to be

in the

public funds
program.
As of June 30, 2025, the

Bank had a total of $
176.1

million in deposits under the

public funds program and pledged

to
the State of Florida for these public funds were
sixteen

bonds with an aggregate fair value of $
49.6

million.
As of

December 31, 2024, the

Bank had

a total

of $
110.5

million in

deposits under the

public funds program

and pledged
to the State of Florida for these public funds were
twenty-one

bonds with an aggregate fair value of $
66.1

million.

3.

LOANS
The following table is a summary of the distribution of

loans held for investment by type (dollars in thousands):

June 30, 2025 December 31, 2024
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
307,020
14.6
% $
289,961
14.8
%
Commercial Real Estate
1,206,621
57.3
%
1,136,417
57.8
%
Commercial and Industrial
263,966
12.5
%
258,311
13.1
%
Correspondent Banks
110,155
5.2
%
82,438
4.2
%
Consumer and Other

218,426
10.4
%
198,091
10.1
%
Total

gross loans
2,106,188
100.0
%
1,965,218
100.0
%
Plus: Deferred fees/costs
7,130

7,630
Total

loans net of deferred fees/costs
2,113,318
1,972,848
Less: Allowance for credit losses
24,933
24,070
Total

net loans
$
2,088,385
$
1,948,778

At

June 30,

2025

and

December 31,

2024,

the

Company

had

$
609.4

million

and

$
518.8

million,

respectively,

of
commercial real estate and residential mortgage loans pledged as collateral for lines of credit with the FHLB of Atlanta and
the Federal Reserve Bank of Atlanta.
Allowance for Credit Losses
In

general,

the

Company

utilizes

the

Discounted

Cash

Flow

(“DCF”)

method

or

the

Weighted-Average

Remaining
Maturity (“WARM”) methodology to estimate the

quantitative portion of the ACL

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

Q2 2025 Form 10-Q

Changes in the ACL for the three and six months ended June

30, 2025 and 2024 were as follows (in thousands):

Residential

Real Estate
Commercial

Real Estate
Commercial

and
Industrial
Correspondent
Banks
Consumer
and Other Total
Three Months Ended June 30, 2025
Beginning balance
$
5,115
$
9,197
$
4,434
$
817
$
5,177
$
24,740
Provision for credit losses
(1)

356
294
73
57
115
895
Recoveries
6
-
1
-
1
8
Charge-offs
- - - -
(710)
(710)
Ending Balance

$
5,477
$
9,491
$
4,508
$
874
$
4,583
$
24,933
Six Months Ended June 30, 2025

Beginning balance
$
5,121
$
8,788
$
4,633
$
654
$
4,874
$
24,070
Provision for credit losses
(2)

344
703
(131)
220
431
1,567
Recoveries
12
-
6
-
1
19
Charge-offs
- - - -
(723)
(723)
Ending Balance

$
5,477
$
9,491
$
4,508
$
874
$
4,583
$
24,933
(1) Provision for credit losses excludes a $
134

thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $
2

thousand provision related to investment securities held to maturity.
(2) Provision for credit losses excludes a $
144

thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $
1

thousand provision related to investment securities held to maturity.

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
3,126
$
22,230

(1) Provision for credit losses excludes a $
15

thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $
3

thousand release related to investment securities held to maturity.
(2) Provision for credit losses excludes a $
58

thousand provision due to unfunded commitments included in accrued interest and other liabilities and $
1

thousand provision related to investment securities held to maturity.
At June 30, 2025, the ACL

for loans was $
24.9

million compared to $
24.1

million at December 31, 2024. The

increase
of $
863

thousand in the ACL was due to loan growth.

Charge offs related to loans for the

three months ended June 30, 2025 were

$
709

thousand originated in 2022 and $
1
originated in

2025. Charge

offs for

the six

months ended

June 30,

2025 were

$
709

thousand originated

in 2022

and $
14
thousand originated in 2025.

Charge offs related

to loans for the

three months ended

June 30, 2024

totaled $
5

thousand and were

all originated in
2024. Charge offs for the six months ended June 30,

2024 totaled $

thousand and were all originated in 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

The ACL

and the

outstanding balances

in the

specified loan

categories as

of June 30,

2025 and

December 31, 2024
are as follows (in thousands):

Residential

Real Estate
Commercial

Real Estate
Commercial
and Industrial
Correspondent
Banks
Consumer
and Other Total
June 30, 2025:
Allowance for credit losses:
Individually evaluated
$
35
$ - $
46
$ - $ - $
81
Collectively evaluated
5,442
9,491
4,462
874
4,583
24,852
Balances, end of period
$
5,477
$
9,491
$
4,508
$
874
$
4,583
$
24,933

Loans:

Individually evaluated
$
6,715
$ - $
1,075
$ - $ - $
7,790
Collectively evaluated
300,305
1,206,621
262,891
110,155
218,426
2,098,398
Balances, end of period
$
307,020
$
1,206,621
$
263,966
$
110,155
$
218,426
$
2,106,188

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

Q2 2025 Form 10-Q

Loan credit exposures by internally assigned grades are

presented below for the periods indicated (in thousands):

As of June 30, 2025
Term Loans by Origination Year
Revolving
Loans Total

2025 2024 2023 2022 2021 Prior
Residential real estate
Pass
$
49,259
$
96,857
$
35,326
$
26,533
$
21,750
$
63,430
$
10,381
$
303,536
Special Mention
- - - - -
2,925
-
2,925
Substandard
-
442
- - -
117
-
559
Total
49,259
97,299
35,326
26,533
21,750
66,472
10,381
307,020
Commercial real estate
Pass
133,847
181,987
118,108
308,006
139,583
312,652
4,687
1,198,870
Special Mention
- -
4,632
- -
695
-
5,327
Substandard
- - - -
1,743
681
-
2,424
Total
133,847
181,987
122,740
308,006
141,326
314,028
4,687
1,206,621
Commercial and
industrial
Pass
20,713
65,009
75,054
33,547
28,671
13,652
23,696
260,342
Special Mention
-
74
- -
891
- -
965
Substandard
- - - -
489
1,394
776
2,659
Total
20,713
65,083
75,054
33,547
30,051
15,046
24,472
263,966
Correspondent banks
Pass
102,784
7,371
- - - - -
110,155
Total
102,784
7,371
- - - - -
110,155
Consumer and other
loans

Pass
44,714
38,001
41,557
64,426
26,776
1,263
1,689
218,426
Total
44,714
38,001
41,557
64,426
26,776
1,263
1,689
218,426
Total

Loans
Pass
351,317
389,225
270,045
432,512
216,780
390,997

40,453
2,091,329
Special Mention
-
74
4,632
-
891
3,620
-
9,217
Substandard
-
442
- -
2,232
2,192
776
5,642
Doubtful
- - - - - - - -
Total
$
351,317
$
389,741
$
274,677
$
432,512
$
219,903
$
396,809
$
41,229
$
2,106,188

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

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

Q2 2025 Form 10-Q
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades

based on

payment performance

and the

aging status

of the

loan.

The

following

tables

include

an

aging

analysis

of

accruing

loans

and

total

non-accruing

loans

as

of

June 30,

2025

and
December 31, 2024 (in thousands):

Accruing
As of June 30, 2025 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity lines of credit and other
$
1,139
$ - $ - $
1,139
$ - $
1,139
1-4 family residential
241,492
3,424
-
244,916
442
245,358
Condo residential
60,284
121
-
60,405
118
60,523
302,915
3,545
-
306,460
560
307,020
Commercial real estate:
Land and construction
78,786
- -
78,786
-
78,786
Multi-family residential
217,339
- -
217,339
-
217,339
Condo commercial
56,986
- -
56,986
-
56,986
Commercial property
853,424
86
-
853,510
-
853,510
1,206,535
86
-
1,206,621
-
1,206,621
Commercial and industrial:
Secured
239,496
381
-
239,877
806
240,683
Unsecured
23,283
- -
23,283
-
23,283
262,779
381
-
263,160
806
263,966
Correspondent banks
110,155
- -
110,155
-
110,155
Consumer and other
218,426
- -
218,426
-
218,426
Total
$
2,100,810
$
4,012
$ - $
2,104,822
$
1,366
$
2,106,188

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

Accruing
As of December 31, 2024: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity lines of credit and other
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

as of

June 30,

2025 and

as of
December 31, 2024 (in thousands):

June 30, 2025
Non-accrual
Loans With No
Related Allowance
Non-accrual
Loans With
Related Allowance
Total Non-
accruals
Residential real estate $
560
$ - $
560
Commercial and industrial

778

28

806
Total
$
1,338
$
28
$
1,366
December 31, 2024
Non-accrual
Loans With No
Related Allowance
Non-accrual
Loans With
Related Allowance
Total Non-
accruals
Residential real estate $
314
$ - $
314
Commercial and industrial -
403
403
Consumer and other -
1,990
1,990
Total $
314
$
2,393
$
2,707
Accrued interest

receivable is

excluded from

the estimate

of credit

losses. There

was
no

interest income

recognized
attributable to non-accrual

loans outstanding during

the three months

ended June 30,

2025 and 2024.

Interest income

on
these loans

for the

three months

ended June

30, 2025

and 2024,

would have

been approximately

$
29

thousand and

$
9
thousand, respectively,

had these loans performed

in accordance with their

original terms. Interest

income on these loans
for

the

six

months

ended

June 30,

2025

and

2024,

would

have

been

approximately

$
80

thousand

and

$
20

thousand,
respectively, had

these loans performed in accordance with their original

terms.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

Collateral-Dependent Loans
A

loan

is

collateral

dependent

when

the

borrower

is

experiencing

financial

difficulty

and

repayment

of

the

loan

is
expected to be provided substantially through the sale

or operation of the collateral.

The following

table includes

the amortized cost

basis of

collateral dependent

loans related

to borrowers

experiencing
financial difficulty by type of collateral as of June

30, 2025 and December 31, 2024 (in thousands):

June 30, 2025
Collateral Type
Residential Real Estate Specific Reserve
Residential real estate
$
560
$ -
Total
$
560
$ -

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

loan, a

reserve amount

is calculated.

If the

collateral valuation

is equal

to or

greater than

the
recorded investment of the loan, no reserve is determined.
Loan Modifications to Borrowers Experiencing Financial

Difficulties

The Company

had no

new modifications

to borrowers

experiencing financial

difficulties

for the

three

and six

months
ended

June 30,

2025

and

three

months

ended

June

30,

2024.

The

Company

had

one

new

modification

to

borrowers
experiencing financial difficulties

for the six

months ended June

30, 2024. The following

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

difficulty at June 30,

2024 included

a combination of rate
and

maturity

modifications.

The

rate

was

modified

from

a

variable

rate

to

a

fixed

rate

of
8.0
%.

The

original

maturity

of
September 2029 was extended to January

2034.
There were
no

existing loan modifications that

subsequently defaulted during

either the three or the

six months ended
June 30, 2025 and June 30, 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
4.

INCOME TAXES

The Company’s provision for income taxes is presented

in the following table for the periods indicated (in thousands):

Six Months Ended June 30,
2025 2024
Current:
Federal
$ - $ -
State
- -
Total

current
- -
Deferred:
Federal
3,948
2,653
State
1,091
740
Total

deferred
5,039
3,393
Total

tax expense
$
5,039
$
3,393
The actual income tax

expense for the six months

ended June 30, 2025 and 2024

differs from the statutory tax expense
for the periods (computed by applying the U.S.

federal corporate tax rate of
21
% for both 2025 and 2024

periods to income
before provision for income taxes) as follows (in thousands):

Six Months Ended June 30,
2025 2024
Federal taxes at statutory rate
$
4,376
$
2,985
State income taxes, net of federal tax benefit
905
618
Bank owned life insurance
(242)
(210)
Total

tax expense
$
5,039
$
3,393
The Company’s deferred tax assets and deferred

tax liabilities as of the dates indicated were (in thousands):

June 30, 2025 December 31, 2024
Deferred tax assets:
Net operating loss
$
3,942
$
9,276
Allowance for credit losses
6,319
6,100
Lease liability
1,786
2,142
Unrealized losses on available for sale securities
14,209
15,200
Depreciable property
31
38
Equity compensation
889
686
Accruals
367
520
Other, net
70
65
Deferred tax assets:
27,613
34,027
Deferred tax liabilities:
Deferred loan cost
(1,807)
(1,934)
Lease right of use asset
(1,786)
(2,142)
Deferred expenses
(323)
(224)
Cash flow hedge
(34)
(81)
Deferred tax liabilities
(3,950)
(4,381)
Net deferred tax assets
$
23,663
$
29,646
The Company

has approximately

$
11.7

million of

federal

and $
34.4

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

Q2 2025 Form 10-Q

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
For the six months

ended June 30, 2025 and

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
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
June 30, 2025 and December 31, 2024 (in thousands):

June 30, 2025 December 31, 2024
Commitments to grant loans and unfunded lines of credit $
124,051
$
122,578
Standby and commercial letters of credit
2,616
5,389
Total
$
126,667
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

June 30, 2025,

the Company

had
two

interest rate

swap agreements

with a

notional aggregate

amount of

$
50
million that

were designated

as cash

flow hedges

of

certificates

of deposit.

The

interest rate

swap

agreements

have an
average

maturity

of
0.88

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

Q2 2025 Form 10-Q

average

maturity

of
1.38

years,

a

weighted

average

fixed-rate

paid

of
3.59
%,

and

with

a

weighted

average

3-month
compound SOFR being received.
The changes

in fair

value of

these interest

rate swaps

are recorded

in other

assets or

accrued interest

and other

liabilities
with

a

corresponding

recognition

in

other

comprehensive

income

(loss)

and

subsequently

reclassified

to

earnings

when
gains or losses are realized.
Interest Rate Swaps Designated as Fair Value

Hedge
The Company

had
no

interest

rate swap

agreements

designated

as fair

value

hedges

at June

30, 2025.

During

the
quarter ended

September 30,

2024, the

Company unwound
four

fair value

interest rate

swaps with

a notional

aggregate
amount of

$
200

million. The

decision to

unwind these

swaps was

driven by

changes in

interest rate

forecasts and

asset-
liability management

strategies. The

early termination

fee to

unwind the

fair value

swaps totaled

$
3.7

million. The

termination
fee allocated to

each loan category

is being amortized

over the remining

life of the

hedge loans on

a monthly straight-line
basis

with

full

recognition

of

the

unamortized

cost

upon

the

early

payoff

of

the

hedge

loan.

The

amortization

of

the
termination

fee

is reflected

in the

loan interest

income

line in

the

Consolidated

Statement

of Operations

.

The remaining
unamortized termination fee as of June 30, 2025 was $
3.2

million. The original maturities of these fair value interest swaps were between 2025

and 2026. The

fair value interest

rate swap agreements

had an average

maturity of
1.51

years at the
date of their termination.

At June

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
70

and
60

interest rate swaps
with

loan

customers

with

an

aggregate

notional

amount

of

$
237.8

million

and

$
206.3

million

at

June 30,

2025

and
December 31,

2024,

respectively.

At

June

30,

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
June 30, 2025:
Derivatives designated as cash flow hedges:
Interest rate swaps
$
50,000
$ -
Other assets
$
135
$ -
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
237,804
$
4,981
Other assets/Other liabilities
$
9,260
$
9,260
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

Q2 2025 Form 10-Q

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

The

following

table

represents

the

Company's

assets

and

liabilities

measured

at

fair

value

on

a

recurring

basis

at
June 30, 2025 and December 31, 2024 for each of the

fair value hierarchy levels (in thousands):

June 30, 2025 December 31, 2024
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
14,850
$ - $
14,850
$ - $
12,625
$ - $
12,625
Collateralized mortgage obligations
-
76,724
-
76,724
-
78,905
-
78,905
Mortgage-backed securities - residential

-
50,987
-
50,987
-
46,933
-
46,933
Mortgage-backed securities - commercial
-
96,524
-
96,524
-
78,739
-
78,739
Municipal securities
-
19,831
-
19,831
-
19,311
-
19,311
Bank subordinated debt securities
-
26,466
-
26,466
-
23,708
-
23,708
Total
-
285,382
-
285,382
-
260,221
-
260,221
Derivative assets
-
9,395
-
9,395
-
7,190
-
7,190
Total assets at fair value
$ - $
294,777
$ - $
294,777
$ - $
267,411
$ - $
267,411
Derivative liabilities $ - $
9,260
$ - $
9,260
$ - $
6,869
$ - $
6,869
Total liabilities at fair value
$ - $
9,260
$ - $
9,260
$ - $
6,869
$ - $
6,869
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments

not carried at fair
value as of June 30, 2025 and December 31, 2024 (in

thousands):

Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
June 30, 2025:
Financial Assets:
Cash and due from banks
$
8,386
$
8,386
$ - $ - $
8,386
Interest-bearing deposits in banks
$
46,433
$
46,433
$ - $ - $
46,433
Investment securities held to maturity, net
$
158,740
$ - $
142,877
$ - $
142,877
Loans held for investment, net
$
2,088,385
$ - $ - $
2,113,423
$
2,113,423
Accrued interest receivable
$
11,285
$ - $
1,450
$
9,835
$
11,285
Financial Liabilities:
Non-interest bearing demand deposits
$
584,895
$
584,895
$ - $ - $
584,895
Savings and money market deposits
$
1,248,379
$
1,248,379
$ - $ - $
1,248,379
Interest-bearing demand deposits
$
40,597
$
40,597
$ - $ - $
40,597
Time deposits
$
461,790
$ - $
460,962
$ - $
460,962
FHLB advances and other borrowings
$
108,000
$ - $
107,975

$ - $
107,975
Accrued interest payable
$
2,940
$ - $
2,940
$ - $
2,940
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
9,573
$
10,945
Financial Liabilities:
Non-interest bearing demand deposits
$
575,159
$
575,159
$ - $ - $
575,159
Savings and money market deposits
$
1,180,809
$
1,180,809
$ - $ - $
1,180,809
Interest-bearing demand deposits
$
50,648
$
50,648
$ - $ - $
50,648
Time deposits
$
367,388
$ - $
366,479
$ - $
366,479
FHLB advances
$
163,000
$ - $
161,375
$ - $
161,375
Accrued interest payable
$
2,125
$ - $
2,125
$ - $
2,125

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

8.

STOCKHOLDERS’ EQUITY
Common Stock
There were
no

restricted stock awards issued

in the three months ended

June 30, 2025. During

the six months ended
June 30,

2025, the

Company issued
124,424

shares of

Class A

common stock

to employees

as restricted

stock awards
pursuant to the Company’s 2015 equity incentive

plan.

During the

second quarter 2024,

the Company issued
5,169

shares of

Class A

common stock to

employees as restricted
stock awards pursuant to the Company’s 2015 equity incentive plan. For the six month ended June 30, 2024 the Company
issued
52,922

shares of Class A common stock

to employees as restricted stock

awards pursuant to the Company’s

2015
equity incentive plan.

During the first quarter 2025, the Company repurchased
9,671

shares of Class A

common stock at a weighted average
cost per share of $
17.91
. The aggregate purchase price for

these transactions was approximately $
174

thousand, including
transaction costs.

These repurchases

were made

pursuant to

the Company’s

publicly announced

repurchase

programs.
There

were
no

shares

repurchased

during

the

second

quarter

2025.

As

of

June 30,

2025,
528,309

shares

remained
authorized for repurchase under the Company’s two stock

repurchase programs.

Shares of the Company’s Class A common stock issued and outstanding as of June 30, 2025 and December

31, 2024
were
20,078,385

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
As of June 30, 2025, the Company was not subject

to any formal supervisory restrictions on its

ability to pay dividends
but will notify the Federal Reserve

Bank of Atlanta in advance of any

proposed dividend to the Company's

shareholders in
light of the Bank's negative retained earnings. In addition, under applicable FDIC regulations and policy,

because the Bank
has negative retained

earnings, it must

obtain the prior

approval of the

FDIC before effecting a

cash dividend or other

capital
distribution.
On January

21,

2025,

the

Board of

Directors

declared

a quarterly

cash

dividend.

The

quarterly

dividend

for the

first
quarter of 2025 was $
0.10

per share of Class A common

stock, paid on March 5, 2025,

to stockholders of record as

of the
close of business

on February 14,

2025. The aggregate

distribution in connection

with the first quarter

2025 dividend was
$
2.0

million. The

quarterly dividend

for the

second quarter

2025 was

$
0.10

per share

of Class

A common

stock, paid

on
June 5, 2025, to stockholders

of record as of close of

business on May 15, 2025.

The aggregate distribution in connection
with the second quarter dividend was $
2.0

million.

On January 29,

2024, the Company

announced that its

Board of Directors

approved a quarterly

cash dividend program.
The quarterly dividend for

the first quarter of

2024 was $
0.05

per share of Class

A common stock, paid

on March 5, 2024,
to stockholders

of record as

of the close

of business

on February 15,

2024. The aggregate

distribution in connection

with
the first

quarter dividend

was $
1.0

million. The

quarterly dividend

for the

second quarter

was $
0.05

per share

of Class

A
common stock, paid on June

5, 2024, to stockholders of

record as of the

close of business on May 15,

2024. The aggregate
distribution in connection with the second quarter dividend was

$
1.0

million.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

The following table details the dividends declared and paid by the Company for the periods presented:

Six Months Ended June 30, 2025
Declaration Date Record Date

Payment Date Dividend Per Share Dividend Amount
January 21, 2025
February 14, 2025

March 5, 2025

$
0.10
- $
2.0

million
April 21, 2025
May 15, 2025
June 5, 2025
$
0.10
$
2.0

million
Six Months Ended June 30, 2024
Declaration Date Record Date

Payment Date Dividend Per Share Dividend Amount
January 22, 2024

February 15, 2024

March 5, 2024

$
0.05
- $
1.0

million
April 22, 2024
May 15, 2024
June 5, 2024
$
0.05
$
1.0

million
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

above

“well-capitalized”
guidelines as

of June 30,

2025 and December

31, 2024.

At June 30, 2025,

the total risk

-based capital ratios

for the Bank
was
13.67
%.

The

Company

is

not

subject

to

regulatory

capital

ratios

imposed

by

Basel

III

on

bank

holding

companies
because the Company is deemed to be a small bank holding

company.
See Note 13, Subsequent Events, for information regarding

dividends declared in July 2025.
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

EPS when their effect is dilutive.

The following table

reflects the calculation of

net income available to

common shareholders for the

three and six months
ended June 30, 2025 and 2024 (in thousands):

Three Months Ended June 30,
Six Months Ended

June 30,
2025 2024 2025 2024
Net Income
$
8,140
$
6,209
$
15,798
$
10,821
Net income available to common shareholders
$
8,140
$
6,209
$
15,798
$
10,821

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
The following table reflects

the calculation of basic

and diluted earnings per

common share class

for the three

and six
months ended June 30, 2025 and 2024 (in thousands,

except share amounts):

Three Months Ended June 30, Six Months Ended June 30,
2025 2024 2025 2024
Class A Class A
Basic EPS
Numerator:
Net income available to common shares

$
8,140
$
6,209
$
15,798
$
10,821
Denominator:
Weighted average shares outstanding
20,059,264
19,650,681
20,040,205
19,642,006
Earnings per share, basic $
0.41
$
0.32
$
0.79
$
0.55
Diluted EPS
Numerator:
Net income available to common shares $
8,140
$
6,209
$
15,798
$
10,821
Denominator:
Weighted average shares outstanding for basic EPS
20,059,264
19,650,681
20,040,205
19,642,006
Add: Dilutive effects of assumed exercises of stock

options
236,530
66,486
259,380
65,555
Weighted avg. shares including dilutive potential common

shares
20,295,794
19,717,167
20,299,585
19,707,561
Earnings per share, diluted $
0.40
$
0.31
$
0.78
$
0.55
Anti-dilutive stock options excluded from diluted

EPS
-
502,500
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
From 10-Q. The Company’s segment revenue is

driven primarily by interest income on loans as well as fee

income from
the origination of loans and from fees charged on loans

and deposit accounts. Lending activities include loans

to
individuals, which primarily consist of home equity lines

of credit, residential real estate loans, yacht loans, and

consumer
loans, and loans to commercial clients, which include

commercial and industrial loans, commercial real estate

loans,
investor residential real estate loans, correspondent bank

loans, and letters of credit.
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

Q2 2025 Form 10-Q

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
Company.
Loan Purchases
During the six months ended June 30, 2025 the Bank purchased

$
70.0

million from entities that deemed to be related
parties. The Bank paid those entities net fees of $
447

thousand.

During the year 2024, the Bank purchased $
90.8

million of loans from entities that are deemed to be related parties.
The Bank paid those entities fees of $
2.7

million.
Loan Originations
During the three months ended June 30, 2025, the Bank

acted as the lead arranger in a $
40.0

million syndicated loan
extended to an entity deemed to be a related party.

As of June 30, 2025, the Bank held an outstanding balance

of $
15.0
million related to this transaction. In connection with the syndication,

the Bank received a
50
-basis point commitment fee
and will earn a
25
-basis point annual servicing fee. The other two financial

institutions participating in the syndication were
also deemed to be related parties. Although originating

loans to related parties is not part of the Company’s

standard
policy, this transaction

was reviewed by the appropriate departments in accordance

with Company procedures. Detailed
analyses were presented to the Board of Directors and

the Audit and Risk Committee, and all necessary approvals

were
obtained. Additional analysis was conducted to determine that the transaction was executed in the ordinary course

of
business and on arm’s-length terms, consistent with the

requirements of Regulation O.
There were
no

loan originations or syndications extended to entities deemed to be related parties during the three
months ended March 31, 2025 and for the year ended December

31, 2024.

13.

SUBSEQUENT EVENTS

Dividends

On July

21, 2025, the

Company announced that

its Board

of Directors

declared its quarterly

cash dividend. The

quarterly
dividend for the third quarter of

2025 was $
0.10

per share of Class A

common stock and will be paid

on September 5, 2025,
to stockholders of record as of the close of business on August

15, 2025.
Derivatives
In July

2025, the

Company entered into

a two-year costless

collar hedge

with a

notional amount of

$
50

million to

manage
exposure to interest

rate volatility on a

three-month brokered CD. The

derivative is based on

the USD SOFR

overnight index
and establishes a

cap rate of
4.50
% and a

floor rate of
1.875
%, effectively creating a

defined range of

interest rate outcomes
without requiring

an upfront

premium. The

hedge was

designated as

a cash

flow hedge

under ASC 815,

Derivatives and
Hedging,

and

will

be

accounted

for

accordingly.

Changes

in

the

fair

value

of

the

derivative

will

be

recorded

in

other
comprehensive income

to the

extent the

hedge remains

effective. Management

believes this

instrument

strengthens the
Company’s interest rate risk management strategy by

mitigating the impact of rate movements on future cash flows.
In Augus

2025, the

Company

entered

into a

two-year

costless collar

hedge with

a notional

amount

of $
50

million to
manage

exposure

to

interest

rate

volatility

on

a

three-month

brokered

CD.

The

derivative

is

based

on

the

USD

SOFR
overnight

index

and

establishes

a

cap

rate

of
4.50
%

and

a

floor

rate

of
1.965
%,

effectively

creating

a

defined

range

of
interest rate outcomes without requiring

an upfront premium. The hedge was

designated as a cash flow

hedge under ASC
815,

Derivatives

and

Hedging,

and

will

be

accounted

for

accordingly.

Changes

in

the

fair

value

of

the

derivative

will

be
recorded in other

comprehensive income

to the extent

the hedge remains

effective. Management believes

this instrument

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q

strengthens the

Company’s interest

rate risk

management strategy

by mitigating

the impact

of rate

movements on

future
cash flows.
Debt Rating
Kroll Bond Rating Agency assigned both the Company and the Bank investment grade debt ratings in July 2025.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The

following

discussion

and

analysis

is

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition and results of

operations of the

Company and the Bank,

its wholly owned subsidiary,

as of and for

the three and
the

six

months

ended

June 30,

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
•

the accuracy of our financial statement estimates and assumptions, including the estimates used for our allowance for credit losses and deferred tax asset valuation allowance;
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

portfolio and our

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
•

the impacts of international hostilities and geopolitical events;
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

Q2 2025 Form 10-Q
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
Overview
The Company

reported net

income of

$8.1 million

or $0.40

per diluted

share of

common stock

for the

three

months
ended June 30, 2025

compared to $6.2 million

or $0.31 per diluted

share of common stock for

the three months ended

June
30, 2024.

On January 21, 2025, the Company’s Board of Directors

declared the first quarter cash dividend of $0.10

per share on
the Company’s Class A common stock. The

dividend was paid

on March 5,

2025 to shareholders

of record at the

close of
business on February 15, 2025. The aggregate amount distributed in connection with the quarterly cash dividend paid was
$2.0 million. The

second quarter cash

dividend of $0.10

per share on

the Company’s

Class A common stock was

paid on
June 5,

2025 to

shareholders

of record

at the

close

of business

on May

15, 2025.

The aggregate

amount distributed

in
connection with this dividend

was $2.0 million. Additionally, the

Company’s Board of

Directors declared a cash

dividend of
$0.10 per share of the

Company’s Class A

common stock on July 21,

2025. The dividend will

be paid on September 5,

2025
to shareholders of record at the close of business on August 15, 2025.
In evaluating our financial

performance, the Company

considers the level of

and trends in net

interest income, the

net
interest

margin,

the

cost

of

deposits

and

borrowings,

levels

and

composition

of

non-interest

income

and

non-interest
expense, performance ratios,

asset quality ratios, regulatory capital ratios, and any

significant event or transaction.
Unless otherwise

stated, all

period comparisons

in the

bullet points

below are

calculated

at or

for the

quarter ended
June 30, 2025 compared to at or for the quarter ended June 30, 2024 and as of December 31, 2024 and annualized where appropriate:
•

Net interest income for

the three months ended June

30, 2025 increased $3.7 million

or 21.5% to $21.0 million from
$17.3 million for the quarter ended June 30, 2024.
•

Net interest margin (“NIM”) was 3.28%

for the three months ended June 30, 2025 compared to 2.94% for the three months ended June 30, 2024.
•

Total assets were $2.72 billion at

June 30, 2025, representing an increase of $261.2 million

or 10.6% from June 30,
2024 and an increase of $138.3 million or 10.8% annualized

from December 31, 2024.

•

Total

loans

held

for

investment

(net

of

deferred

cost/fees)

were

$2.11

billion

at

June

30,

2025,

representing

an
increase of $244.1 million

or 13.1% from June

30,

2024 and an increase

of $140.5 million or

14.4% annualized from
December 31, 2024.
•

Total deposits were $2.34

billion at June 30,

2025, representing an

increase of $279.0 million

or 13.6% from

June
30, 2024 and an increase of $161.7 million or 15.0% annualized from December 31, 2024.

•

Annualized return on

average assets for

the quarter

ended June 30,

2025 was 1.22%

compared to

1.01%

for the
quarter ended June 30, 2024.

•

Annualized return on

average stockholders’ equity for

the quarter ended

June 30, 2025

was 14.29% compared

to
12.63% for quarter ended June 30, 2024.

•

The ACL to total loans was 1.18% at June 30, 2025 compared to 1.22% at December 31, 2024.

•

Non-performing loans to total loans was 0.06% at June

30, 2025 and 0.14% at December 31, 2024.

•

At

June 30,

2025,

the

total

risk-based

capital

ratios

for

the

Company

and

the

Bank

were

13.73%

and

13.67%,
respectively.
•

Tangible

book

value

per

common

share

(a

non-GAAP

measure)

was

$11.53

at

June

30,

2025,

representing

an
increase of $0.72 or 13.5%

annualized from $10.81

at December 31, 2024. At June 30,

2025, tangible book value

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
per common share

was negatively affected

by $2.08 due

to an accumulated

comprehensive loss

of $41.8 million.
At

December

31,

2024,

tangible

book

value

per

common

share

was

negatively

affected

by

$2.24

due

to

an
accumulated comprehensive loss

of $44.5

million. See

“Reconciliation and Management

Explanation for

Non-GAAP
Financial Measures” included in this Form 10-Q for a reconciliation of this non-GAAP financial measure.
•

The Company filed

a $100.0 million

universal shelf

offering. The shelf

offering registration

allows the Company

to
offer various securities over

a period of

time, as needed, without

the requirement to file

a new registration statement
for each offering.
Critical Accounting Policies and Estimates
The consolidated

financial statements

are prepared

based on

the application

of U.S.

Generally Accepted

Accounting
Practices (“GAAP”),

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

GAAP.

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

and

operations

are

managed

and

financial

performance

is

evaluated

on

an

overall

Company-wide

basis.
Accordingly, all

the financial service

operations are

considered by management

to be

aggregated in one

reportable operating
segment.
Results of Operations
General
The following tables present selected

balance sheet, income statement, and

profitability ratios for the dates

and periods
indicated (in thousands, except ratios):
June 30, 2025 December 31, 2024
Consolidated Balance Sheets:
Total

assets
$ 2,719,474 $ 2,581,216
Total

loans
(1)
$ 2,113,318 $ 1,972,848
Total

deposits
$ 2,335,661 $ 2,174,004
Total

stockholders' equity
$ 231,583 $ 215,388
(1)

Loan amounts include deferred fees/costs.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
Three Months Ended June 30,
Six Months Ended

June 30,
2025 2024 2025 2024
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 21,034 $ 17,311 $ 40,149 $ 32,469
Total

non-interest income
$ 3,370 $ 3,211 $ 7,086 $ 5,675
Total

non-interest expense
$ 12,634 $ 11,560 $ 24,686 $ 22,734
Net income

$ 8,140 $ 6,209 $ 15,798 $ 10,821
Profitability:
Efficiency ratio
51.77% 56.33% 52.26% 59.60%
Net interest margin

3.28% 2.94% 3.18% 2.78%
The Company’s

results

of

operations

depend

substantially

on

the

levels

of

our

net

interest

income

and

non-interest
income. Other factors contributing

to the results of

operations include our provision for

credit losses, the level

of non-interest
expense, and the provision for income taxes.
Three months ended June 30, 2025 compared to the three

months ended June 30, 2024.
Net income

increased $1.9

million to

$8.1 million

for the

three months

ended June 30,

2025 from

$6.2 million

for the
same

period

in

2024. The

$1.9

million

or

31.1%

increase

in

net

income

was

primarily

driven

by

an

improvement

in

net
interest margin, resulting from a larger loan portfolio earning higher yields, along with a reduction in interest expense.
Six months ended June 30, 2025 compared to the six

months ended June 30, 2024

Net income increased

to $15.8 million

for the six

months ended June

30, 2025
from $10.8 million

for the same

period
in 2024. The

$5.0 million or

46.0%

increase in net

income was

driven by an

improvement in

net interest margin,

resulting
from a larger loan portfolio earning higher yields, along with a reduction in interest expense. Additionally,

increased

activity
in fee generating transactions

(gain on sale of

SBA 7a loans, prepayment

penalties, title insurance

income) contributed to
the increase between periods.
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

Q2 2025 Form 10-Q
The following

table contains

information related

to average

balances, average

yields earned

on assets,

and average
costs of liabilities for the periods indicated (dollars in

thousands):
Three Months Ended June 30,
2025 2024
Average
(1)
Balance Interest Yield/Rate (2)
Average
(1)
Balance Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans (3) $ 2,057,445 $ 31,946 6.23% $ 1,828,487 $ 28,017 6.16%
Investment securities (4) 449,624 3,432 3.06% 440,559 3,069 2.80%
Other interest-earnings assets 63,974 776 4.87% 100,371 1,531 6.13%
Total interest-earning assets 2,571,043 36,154 5.64% 2,369,417 32,617 5.54%
Non-interest-earning assets 106,155

109,805

Total assets $ 2,677,198 $ 2,479,222
Liabilities and stockholders' equity

Interest-bearing liabilities:
Interest-bearing demand deposits $ 46,694 285 2.45% $ 56,369 391 2.79%
Saving and money market deposits 1,211,513 9,410 3.12% 1,101,272 10,071 3.68%
Time deposits 452,361 4,343 3.85% 315,872 3,222 4.10%
Total interest-bearing deposits 1,710,568 14,038 3.29% 1,473,513 13,684 3.74%
FHLB advances and other borrowings 116,527 1,082 3.72% 162,000 1,622 4.03%
Total interest-bearing liabilities 1,827,095 15,120 3.32% 1,635,513 15,306 3.76%
Non-interest-bearing demand deposits 580,121

610,370

Other non-interest-bearing liabilities 41,490 35,584
Total liabilities 2,448,706

2,281,467

Stockholders' equity 228,492 197,755
Total liabilities and stockholders' equity $ 2,677,198

$ 2,479,222

Net interest income $ 21,034 $ 17,311
Net interest spread (5) 2.32% 1.78%
Net interest margin
(6)
3.28% 2.94%
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

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
Six Months Ended June 30,
2025 2024
Average
Balance
(1)
Interest Yield/Rate
(2)
Average
Balance
(1)
Interest Yield/Rate
(2)
Assets
Interest-earning assets:
Loans
(3)
$ 2,022,345 $ 62,191 6.18% $ 1,805,008 $ 54,660 6.09%
Investment securities
(4)
443,314 6,456 2.93% 430,274 5,880 2.75%
Other interest-earnings assets
69,547 1,485 4.29% 112,808 2,964 5.28%
Total interest-earning assets
2,535,206 70,132 5.56% 2,348,090 63,504 5.44%
Non-interest earning assets
106,885 109,572
Total assets
$ 2,642,091 $ 2,457,662 $
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits
$ 50,133 623 2.50% $ 54,857 $ 760 2.79%
Saving and money market deposits
1,205,305 18,745 3.13% 1,099,423 20,465 3.74%
Time deposits
426,081 8,261 3.90% 319,392 6,516 4.10%
Total interest-bearing deposits
1,681,519 27,629 3.30% 1,473,672 27,741 3.79%
FHLB advances and other borrowings
127,674 2,354 3.71% 163,093 3,294 4.06%
Total interest-bearing liabilities
1,809,193 29,983 3.33% 1,636,765 31,035 3.81%
Non-interest bearing demand deposits
571,627 592,565
Other non-interest-bearing liabilities
37,247 32,908
Total liabilities
2,418,067 2,262,238
Stockholders' equity
224,024 195,424
Total liabilities and stockholders' equity
$ 2,642,091 $ 2,457,662
Net interest income
$ 40,149 $ 32,469
Net interest spread
(5)
2.23% 1.63%
Net interest margin
(6)
3.18% 2.78%
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
Three months ended June 30, 2025 compared to the three

months ended June 30, 2024.
Net interest income before the provision

for credit losses was $21.0 million

for the three months ended June

30, 2025.
The increase of $3.7

million or 21.5% was

primarily driven by

higher income from

an expanded loan portfolio,

an increase
in the weighted average loan yield, and a reduction in rates paid on interest-bearing liabilities between periods.

Net interest

margin (“NIM”)

was 3.28%

for the

three months

ended June 30,

2025 and

2.94% for

the same

period in
2024. The

NIM expansion of

34 basis

points reflects both

higher loan

yields and growth

in the loan

portfolio average balance,
along with a decrease in interest rates paid on interest-bearing liabilities.
Six months ended June 30, 2025 compared to the six months ended

June 30, 2024

Net interest income before the provision for credit losses was $40.1 million for the six months ended June 30, 2025, an increase of $7.7 million or

23.7%, from $32.5 million for the

same period in 2024. This

growth was primarily driven by higher
income from an

expanded loan

portfolio, an increase

in the weighted

average loan yield,

and a reduction

in rates paid

on
interest-bearing liabilities between periods.

The NIM

was 3.18%

for the

six months

ended June 30, 2025

and 2.78%

for the

same period

in 2024.

The NIM

expansion
of 40 basis points reflects both higher loan yields and growth in the loan average balance, along with a decrease in interest rates paid on interest-bearing liabilities.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
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
and net charge-offs.

Three months ended June 30, 2025 compared to the three

months ended June 30, 2024.
The provision for credit loss was

$1.0 million for the three months

ended June 30, 2025 compared to $786 thousand for
the same period in 2024.

Growth in the loan portfolio

was the primary driver

of the increase in the

provision expense. This
impact was partially offset by the release of

reserves related to individually evaluated loans, following a charge-off recorded during the second quarter of 2025.
Six months ended June 30, 2025 compared to the six months ended

June 30, 2024

The provision for credit

loss was $1.7

million for the six

months ended June 30,

2025 compared to

$1.2 million for the
same

period

in

2024.

Growth

in the

loan

portfolio

was

the

primary

driver

of

the

increase

in

the

provision

expense.

This
impact was partially offset by the release of

reserves related to individually evaluated loans, following a charge-off recorded during the second quarter of 2025.
Non-Interest Income
Our services and products generate service charges and fees, mainly from our depository accounts. We also generate
income from gain

on sale of

loans though SBA 7a

loan program and

the monetization fees

earned through our

loan swap
program. In addition, we own

and are beneficiaries of

the life insurance policies

on some of our employees,

which policies
generate income from the increase in the cash surrender values.
The following table presents the components of non-interest

income for the dates indicated (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2025 2024 2025 2024
Service fees $ 2,402 $ 1,977 $ 4,733 $ 3,628
Gain on sale of securities available for sale, net
- 14 - 14
Gain on sale of loans held for sale, net
151 417 676 484
Other non-interest income
817 803 1,677 1,549
Total

non-interest income
$ 3,370 $ 3,211 $ 7,086 $ 5,675
Three months ended June 30, 2025 compared to the three

months ended June 30, 2024.
Non-interest

income for

the

three months

ended June

30, 2025

increased

$159 thousand

or 5.0%,

compared

to the
same

period

in

2024. This

increase

was

primarily

driven

by

growth

in

prepayment

penalties

and

title

insurance

income
reported under service fees category.

Six months ended June 30, 2025 compared to the six months ended

June 30, 2024

Non-interest income

for the six

months ended

June 30, 2025

increased $1.4

million or 24.9%,

compared to

the same
period in 2024.

This increase

was primarily

driven by growth

in prepayment

penalties and title

insurance income

reported
under service fees category combined with an increase in

the gain on sale of loans.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2025 2024 2025 2024
Salaries and employee benefits $ 7,954 $ 7,353 $ 15,590 $ 13,663
Occupancy
1,337 1,266 2,621 2,580
Regulatory assessment and fees
396 476 817 909
Consulting and legal fees
263 263 456 855
Network and information technology services
564 479 1,069 986
Other operating
2,120 1,723 4,133 3,741
Total

non-interest expense
$ 12,634 $ 11,560 $ 24,686 $ 22,734
Three months ended June 30, 2025 compared to the three

months ended June 30, 2024.
Non-interest expense for the

three months ended the

June 30, 2025 increased

$1.1 million, or 9.3%,

compared to the
same period

in 2024.

The increase was

primarily driven by

a $601

thousand rise

in salaries

and employee

benefits, reflecting
merit increases

and higher

stock-based compensation

expense. Additionally, other

operating expense

increased by

$397
thousand, largely due to a reimbursement

of force-placed insurance expense

received in the second quarter

of 2024. This
reimbursement reduced expenses in that period, making the

second quarter of 2025 appear higher by comparison.
Six months ended June 30, 2025 compared to the six months ended

June 30, 2024

Non-interest expense

for the six

months ended June

30, 2025 increased

$2.0 million or

8.6%, compared

to the same
period in 2024.

The increase

was primarily

driven by an

increase of

$1.9 million

in salaries and

employee benefits

due to
increase of $882

thousand in merit

increases and new

full-time employee salaries,

$318 thousand in

payroll taxes and

group
insurance expense, and $727 thousand in stock-based

compensation expense.

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
Three months ended June 30, 2025 compared to the three

months ended June 30, 2024.
Income tax

expense for

the three

months ended

June 30,

2025 was

$2.6 million

as compared

to $2.0

million for

the
same period in 2024 and reflected the substantially increased level of net income experienced during the 2025 period. The
effective tax rate for the three months ended June 30,

2025 was 24.2% compared to 24.1% for the same period

in 2024.

Six months ended June 30, 2025 compared to the six months ended

June 30, 2024

Income tax expense for the six months ended June 30, 2025 was $5.0 million as compared to $3.4 million for the same
period

in

2024

and

reflected

the

substantially

increased

level

of

net

income

experienced

during

the

2025

period.

The
effective tax rate for the six months ended June 30,

2025 was 24.2% compared to 23.9% for the same period

in 2024.

For

a

further

discussion

of

income

taxes,

see

Note

4

“Income

Taxes”

to

the

unaudited

Consolidated

Financial
Statements in Item 1 of Part I of this Form 10-Q.
Analysis of Financial Condition
Total

assets at June 30, 2025 were

$2.72 billion, an increase

of $138.3 million, or 10.8%

annualized, over total assets
of

$2.58

billion

at

December 31,

2024.

Total

loans,

net

of

deferred

fees/costs,

increased

$140.5

million,

or

14.4%
annualized, to $2.11

billion at June 30, 2025 compared to

$1.97 billion at December 31, 2024. Total

deposits increased by
$161.7 million,

or 15.0% annualized, to $2.34 billion at June 30, 2025 compared to $2.17 billion December 31, 2024.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
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

obligations,

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
analysis

of

macro-economic

conditions.

As

a

result

of

this

evaluation,

the

Company

concluded

that

no

allowance

was
required on AFS securities as of June 30, 2025.
At

quarter

end,

HTM

securities

included

$149.6

million

of

U.S.

Government

and

U.S.

Government

Agencies

issued
bonds and

mortgage-backed

securities.

Because

of the

explicit and/or

implicit

guarantee

on these

bonds,

the

Company
holds no reserves

on these holdings.

The remaining portion

of the HTM

portfolio is made

up of $9.1

million in investment
grade corporate

bonds. For

the portion

of the

HTM exposed

to non-government credit

risk, the

Company utilized

the PD/LGD
methodology to

estimate a

$7 thousand

ACL as

of June 30,

2025. The

book value

for debt

securities

classified as

HTM
represents amortized cost less ACL.
Aggregate

AFS

and

HTM

investment

securities

increased

$19.2 million,

or

9.1%

annualized,

to

$444.1 million

at
June 30, 2025 from $424.9 million

at December 31, 2024. Investment securities

increased due to

reinvestment of payments
received and investment of

excess in cash

balances into high credit

quality investment securities to

increase the Company’s
profitability and modify the Company’s balance sheet

duration according to the ALM policy.

As of June 30, 2025,

investment securities with a market value of $49.6 million were pledged to secure public deposits.
The investment portfolio does not have any tax-exempt

securities.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
The following table

presents the amortized

cost and fair

value of investment

securities for

the dates indicated

(dollars
in thousands):
June 30, 2025 December 31, 2024
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 16,308 $ 14,850 $ 14,279 $ 12,625
Collateralized mortgage obligations
97,459
76,724
101,808
78,905
Mortgage-backed securities - residential
62,002
50,987
58,995
46,933
Mortgage-backed securities - commercial
104,782
96,524
86,604
78,739
Municipal securities
24,885
19,831
24,925
19,311
Bank subordinated debt securities
26,873
26,466
24,314
23,708
$ 332,309 $ 285,382 $ 310,925 $ 260,221
Held-to-maturity:
U.S. Government Agency
$ 41,716 $ 37,584 $ 42,538 $ 37,444
Collateralized mortgage obligations
54,312 47,937 56,987 49,259
Mortgage-backed securities - residential
38,404 34,555 40,681 36,121
Mortgage-backed securities - commercial
15,182 13,889 15,272 13,887
Corporate bonds
9,133 8,912 9,222 8,829
$ 158,747 $ 142,877 $ 164,700 $ 145,540
Allowance for credit losses - securities held-to-maturity (7) (6)

Securities held-to maturity, net of allowance for credit losses
$ 158,740 $ 164,694
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of June 30, 2025 (in thousands,

except yields):

Within 1 year
After 1 year
through 5 years
After 5 years
through 10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - - $ - - $ 5,374 4.20% $ 10,933 4.18% $ 16,308 4.19%
Collateralized mortgage obligations
- - - - - - 97,459 1.61% 97,459 1.61%
MBS - residential
- - - - - - 62,002 2.11% 62,002 2.11%
MBS - commercial
- - 1,594 4.41% 4,092 4.71% 99,097 3.97% 104,782 4.01%
Municipal securities

- - - - 20,645 1.73% 4,240 1.86% 24,885 1.75%
Bank subordinated debt securities
- - 7,925 9.13% 18,948 4.96% - - 26,873 6.19%
$ - - $ 9,519 8.34% $ 49,058 3.50% $ 273,732 2.68% $ 332,309 2.97%
Held-to-maturity:
U.S. Government Agency
$ 2,997 1% $ 4,967 1.25% $ 19,866 1.44% $ 13,886 1.85% $ 41,716 1.50%
Collateralized mortgage obligations
- - - - - - 54,312 1.65% 54,312 1.65%
MBS - residential
- - 3,818 1.71% 5,865 1.75% 28,721 2.32% 38,404 2.17%
MBS - commercial
- - 3,050 1.62% - - 12,132 2.57% 15,182 2.38%
Corporate bonds
9,133 2.81% - - - - - - 9,133 2.81%
$ 12,130 2.27% $ 11,835 1.49% $ 25,731 1.51% $ 109,051 1.95% $ 158,747 1.87%
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

Q2 2025 Form 10-Q
The following table shows the loan portfolio composition

as of the dates indicated (in thousands):

June 30, 2025 December 31, 2024
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 307,020 14.6% $ 289,961 14.8%
Commercial Real Estate
1,206,621 57.3% 1,136,417 57.8%
Commercial and Industrial
263,966 12.5% 258,311 13.1%
Correspondent Banks
110,155 5.2% 82,438 4.2%
Consumer and Other

218,426 10.4% 198,091 10.1%
Total

gross loans
2,106,188 100.0% 1,965,218 100.0%
Plus: Deferred fees/costs 7,130

7,630
Total

loans net of deferred fees/costs
2,113,318 1,972,848
Less: Allowance for credit losses
24,933 24,070
Total

net loans
$ 2,088,385 $ 1,948,778

Total

loans, net

of deferred

fees/costs, increased

by $140.5 million,

or 14.4%

annualized to

$2.11

billion, at

June 30,
2025 compared to

December 31, 2024. The

commercial real estate

loan segment had

the most significant

growth compared
to December 31, 2024.

Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately

57.3%

of the

total gross

loan portfolio

as of

June 30,

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

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments. The following table

shows maturities and sensitivity

to interest rate changes

of the loan portfolio

at June 30,
2025 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 17,952 $ 44,877 $ 64,545 $ 179,646 $ 307,020
Commercial Real Estate
88,561 441,689 670,767 5,604 1,206,621
Commercial and Industrial
10,922 86,096 122,542 44,406 263,966
Correspondent Banks
110,155 - - - 110,155
Consumer and Other
2,218 1,534 20,038 194,636 218,426
Total

gross loans
$ 229,808 $ 574,196 $ 877,892 $ 424,292 $ 2,106,188
Interest rate sensitivity:
Fixed interest rates
$ 187,629 $ 189,334 $ 151,576 $ 333,915 $ 862,454
Floating or adjustable rates
42,179 384,862 726,316 90,377 1,243,734
Total

gross loans
$ 229,808 $ 574,196 $ 877,892 $ 424,292 $ 2,106,188
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

As of

June 30,

2025,

approximately

59.1%

of the

loan

portfolio

has

adjustable/variable

rates

and

40.9%

of

the loan
portfolio

has

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

Q2 2025 Form 10-Q
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

June 30, 2025
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 303,536 $ 2,925 $ 559 $ - $ 307,020
Commercial Real Estate
1,198,870 5,327 2,424 - 1,206,621
Commercial and Industrial
260,342 965 2,659 - 263,966
Correspondent Banks
110,155 - - - 110,155
Consumer and Other

218,426 - - - 218,426
$ 2,091,329 $ 9,217 $ 5,642 $ - $ 2,106,188
December 31, 2024
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 289,401 $ - $ 560 $ - $ 289,961
Commercial Real Estate
1,133,965 - 2,452 - 1,136,417
Commercial and Industrial
256,031 - 2,280 - 258,311
Correspondent Banks
82,438 - - - 82,438
Consumer and Other

196,101 - 1,990 - 198,091
$ 1,957,936 $ - $ 7,282 $ - $ 1,965,218

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as

of the dates shown (in thousands,

except ratios):
June 30, 2025 December 31, 2024
Non-accrual loans $ 1,366 $ 2,707
Loans past due over 90 days and still accruing
- -
Total

non-performing loans
$ 1,366 $ 2,707
Other real estate owned
- -
Total

non-performing assets
$ 1,366 $ 2,707
Asset quality ratios:
Allowance for credit losses to total loans
1.18% 1.22%
Allowance for credit losses to non-performing loans
1,825% 889%
Non-performing loans to total loans
0.06% 0.14%
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

Q2 2025 Form 10-Q
The following

table presents

ACL on

loans and

net charge-offs

to average

loans by

type for

the periods

indicated (in
thousands):
Residential
Real
Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent

Banks
Consumer
and Other Total
Three Months Ended June 30, 2025

Beginning balance
$ 5,115 $ 9,197 $ 4,434 $ 817 $ 5,177 $ 24,740
Provision for credit losses (1)
356 294 73 57 115 895
Recoveries
6 - 1 - 1 8
Charge-offs
- - - - (710) (710)
Ending Balance

$ 5,477 $ 9,491 $ 4,508 $ 874 $ 4,583 $ 24,933
Average loans

$ 299,857 $ 1,167,698 $ 265,465 $ 101,776 $ 222,649 $ 2,057,445
Net charge-offs (recoveries) to average

loans
(2)

(0.01)% - (0.00)% - 1.28% 0.14%
Six Months Ended June 30, 2025

Beginning balance
$ 5,121 $ 8,788 $ 4,633 $ 654 $ 4,874 $ 24,070
Provision for credit losses (3)
344 703 (131) 220 431 1,567
Recoveries
12 - 6 - 1 19
Charge-offs
- - - - (723) (723)
Ending Balance

$ 5,477 $ 9,491 $ 4,508 $ 874 $ 4,583 $ 24,933
Average loans
$ 300,560 $ 1,155,436 $ 261,377 $ 94,516 $ 210,456 $ 2,022,345
Net charge-offs (recoveries) to average

loans
(2)
(0.01)% - (0.00)% - 0.69% 0.07%
(1) Provision for credit losses excludes a $134 thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $2 thousand provision related to investment securities held to maturity.
(2) Annualized.
(3) Provision for credit losses excludes a $144 thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $1 thousand provision related to investment securities held to maturity.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
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
Net charge-offs (recoveries) to average
loans

(2)
(0.01)% - (0.00)% - 0.01% 0.00%
Six Months Ended June 30, 2024

Beginning balance
$ 2,695 $ 10,366 $ 3,974 $ 911 $ 3,138 $ 21,084
Provision for credit losses (3)
492 (94) 762 (19) (4) 1,137
Recoveries
6 - 11 - 2 19
Charge-offs
- - - - (10) (10)
Ending Balance

$ 3,193 $ 10,272 $ 4,747 $ 892 $ 3,126 $ 22,230

Average loans
$ 228,830 $ 1,050,965 $ 229,040 $ 101,280 $ 194,893 $ 1,805,008
Net charge-offs (recoveries) to average
loans

(2)
(0.01)% - (0.01)% - 0.01% 0.00%
(1) Provision for credit losses excludes a $15 thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $3 thousand release related to investment securities held to maturity.
(2) Annualized.
(3) Provision for credit losses excludes $58 thousand provision due to unfunded commitments included in accrued interest and other liabilities and $1 thousand provision due to investment securities held to maturity.
The

Federal

Open

Market

Committee

(“FOMC”)

economic

forecasts

as

of

June

30,

2025,

showed

moderate
deterioration

in

unemployment

and

forecast

for

real

GDP.

Fannie

Mae

House

Price

Index

(“HPI”)

forecast

reflected

a
deterioration in

national housing

prices as

well. The

Company continued

to adjust

the HPI

index effect

on the

1-4 Family
loan portfolio

with

a

qualitative

factor

because

Florida

housing prices

are

performing

better

than

national

levels.

The Q-
factor scorecard was updated based on the latest portfo

lio stress test and the resulting maximum loss calculation.

Our ACL

included residential

loans. To

assess the

potential impact

of changes

in qualitative

factors related

to these
loans,

management

performed

a sensitivity

analysis.

The Company

evaluated

the

impact

of the

HPI

used

in calculating
expected losses on

the residential loan

segment. As of

June 30, 2025,

for every 100

basis points increase

in the HPI,

the
forecast

reduces

reserves

by

approximately

$353

thousand

and

about

2

basis

points

to

the

reserve

coverage

ratio,
everything else being

constant. This sensitivity

analysis provides a

hypothetical result to

assess the sensitivity

of the ACL
and does not represent a change in management’s

judgement.

As of June 30, 2025, we stress tested two qualitative factors in our commercial real estate loan pool, as it is the largest segment in

our portfolio.

We evaluated

the impact

of a

change in

the qualitative

factors from

no risk

to maximum

loss to
measure the

sensitivity of

the qualitative

factors. The

change from

no risk

to high

risk resulted

in a

$9.4 million

or 36.4%
increase in

the ACL.

This sensitivity

analysis provides

a hypothetical

result to

assess the

sensitivity of

the ACL

and does
not represent a change in management’s judgement.
Bank-Owned Life Insurance
As of June 30,

2025, the combined

cash surrender value

of all bank-owned

life insurance (“BOLI”)

policies was $58.4
million. Changes in cash surrender value are recorded to non-interest income in the unaudited Consolidated Statements of
Operations. The Company has BOLI policies with five insurance carriers. The Company is the beneficiary of these policies.
Deposits
Customer deposits are the

primary funding source for

the Bank’s growth.

Through our network of

banking centers, we
offer a competitive array of deposit

accounts and treasury management services designed

to meet our customers’ business

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
needs. Our primary

deposit customers

are small-to-medium

sized businesses (“SMBs”),

and the personal

business of the
owners and operators of these SMBs, as well as the retail/consumer relationships of the employees of these businesses.

The following table

presents the daily

average balance and

average rate paid

on deposits by

category for

the periods
presented (in thousands, except ratios):
Three Months Ended June 30,
2025 2024
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest bearing demand deposits $ 580,121 0.00% $ 610,370 0.00%
Interest-bearing demand deposits 46,694 2.45% 56,369 2.79%
Saving and money market deposits 1,211,513 3.12% 1,101,272 3.68%
Time deposits 452,361 3.85% 315,872 4.10%
Total $ 2,290,689 2.46% $ 2,083,883 2.64%
The Company

has a

granular deposit

portfolio with

outstanding balances

comprised of

57% in

commercial

deposits,
28% in personal deposits, 8% in public funds (which are

partially collateralized) and 8% in brokered deposits. The brokered deposits balance at June 30, 2025 was $188.0 million

and was $133.0 million at December 31, 2024.

As

of

June

30,

2025,

the

Company

has

approximately

21

thousand

deposit

accounts

with

the

majority

in

personal
accounts,

approximately

13

thousand

or

61.4%.

The

estimated

average

account

size

of

our

deposit

portfolio

was
approximately $113

thousand as of June 30, 2025.

The uninsured deposits are estimated based on

the FDIC deposit insurance limit of $250 thousand

per account holder
for all deposit accounts at

the Company.

The total estimated percentage

of uninsured deposits was

52% at June 30, 2025
and

55%

at

December 31,

2024.

The

Company

offers

Insured

Cash

Sweep

(“ICS”)

and

Certificate

of
Deposit Account
Registry Service

(“CDARS”)

deposit products

to fully

insure our

clients. The

deposit balance

in ICS/CDARS

was $143.4
million at June 30, 2025 and was $125.5 million at December

31, 2024.
The following table shows scheduled maturities of uninsured

time deposits as of June 30, 2025 (in thousands):
June 30, 2025
Three months or less $ 53,680
Over three through six months 25,041
Over six though twelve months 11,888
Over twelve months 40,376
$ 130,985
Other Liabilities
The Company collects from commercial and residential loan

customers funds which are held in escrow for future
payment of real estate taxes and insurance. These escrow

funds are disbursed by the Company directly to the

insurance
companies and taxing authority of the borrower.

Escrow funds are recorded as accrued interest and other

liabilities.

As of June 30, 2025, escrow balances totaled $20.9 million

compared to $6.1 million at December 31, 2024

.
Borrowings
As

a

member

of

the

FHLB

of

Atlanta,

we

are

eligible

to

obtain

advances

with

various

terms

and

conditions.

This
accessibility to additional

funding allows us

to efficiently and

timely meet both

expected and unexpected

outgoing cash flows
and collateral needs without adversely affecting

either daily operations or the financial condition of the

Company.
As of June 30, 2025, we had $108.0 million of fixed-rate advances outstanding from the FHLB with a weighted average
rate of 3.60%. Maturity dates for the advances range

between 2025 to 2028 as detailed in the table below.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
The following table presents the FHLB advances as of

June 30, 2025 (in thousands):
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

10, 2025.

The

Company

has

also

established

Federal

Funds

lines

of

credit

with

our

upstream

correspondent

banks

and

the
Federal

Reserve

Bank

of

Atlanta

Discount

Window

to

manage

temporary

fluctuations

in

our

daily

cash

balances.

As

of
June 30, 2025, there were no outstanding balances with any

of these liquidity sources.
Off-Balance Sheet Arrangements
We engage

in various financial

transactions in

our operations

that, under GAAP,

may not be

included on

the balance
sheet. To

meet the financing needs of our customers,

we may include commitments to extend credit and standby

letters of
credit. To

a varying

degree, such

commitments involve

elements of

credit, market,

and interest

rate risk

in excess

of the
amount recognized

in the

balance sheet.

We use

more conservative

credit and

collateral policies

in making

these credit
commitments than

we do

for on-balance

sheet items.

We maintain

an allowance

for off-balance

sheet credit

risk which

is
recorded under

accrued interest

and other

liabilities on

the unaudited

Consolidated

Balance Sheets.

The ACL

related to
unfunded commitments at June 30, 2025 was

$716 thousand and at December 31, 2024

was $571 thousand. The increase
was primarily driven by an increase

in unfunded commitments and to

a lesser degree by the deterioration

of the estimated
loss rate.

Since commitments associated with letters of

credit and commitments to extend

credit may expire unused, the

amounts
shown

do

not

necessarily

reflect

actual

future

cash

funding

requirements.

The

following

table

presents

lending

related
commitments outstanding as of the dates indicated (in thousands

):
June 30, 2025 December 31, 2024
Commitments to grant loans and unfunded lines of credit $ 124,051 $ 122,578
Standby and commercial letters of credit
2,616 5,389
Total
$ 126,667 $ 127,967
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

Q2 2025 Form 10-Q
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

2025, we had a slightly liability sensitive balance sheet

for year one, and
a neutral

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

June 30,

2025, our balance

sheet is liability

sensitive for year

one and more

neutral

in
year two

under static

interest rate

scenarios (an

increase or

decrease of

400 basis

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

Q2 2025 Form 10-Q
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
FHLB Atlanta.

Accordingly,

we believe

our liquidity

resources are

adequate to

fund loans

and meet

other cash

needs as
necessary.

Capital Adequacy
As

of

June 30,

2025,

the

Bank

was

well

capitalized

under

the

FDIC’s

prompt

corrective

action

framework.

We

also
follow the capital conservation

buffer framework,

and as of June

30, 2025, we

exceeded the capital

conversation buffer

in
all capital

ratios,

according

to

our actual

ratios.

The

following

table

presents

the

capital

ratios

for

the

Bank

at the

dates
indicated (in thousands, except ratios).
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
June 30, 2025
Total

risk-based capital
$ 287,836 13.67% $ 168,507 8.00% $ 210,634 10.00%
Tier 1 risk-based capital $ 262,180 12.45% $ 126,380 6.00% $ 168,507 8.00%
Common equity tier 1 capital $ 262,180 12.45% $ 94,785 4.50% $ 136,912 6.50%
Leverage ratio $ 262,180 9.65% $ 108,629 4.00% $ 135,786 5.00%
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
Impact of Inflation
Our

Consolidated

Financial

Statements

and

related

notes

have

been

prepared

in

accordance

with

U.S.

GAAP,
which require the measurement of financial

position and operating results in terms

of historical dollars, without considering

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is mostly reflected in the increased cost of operations, inflation can negatively impact overhead expenses and other variable expenses. Unlike most industrial

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

Q2 2025 Form 10-Q
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

except per share data):
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands)
As of or For the Three Months Ended
6/30/2025 3/31/2025 12/31/2024 9/30/2024 6/30/2024
Pre-tax pre-provision ("PTPP") income:
(1)
Net income $ 8,140 $ 7,658 $ 6,904 $ 6,949 $ 6,209
Plus: Provision for income taxes 2,599 2,440 2,197 2,213 1,967
Plus: Provision for credit losses 1,031 681 1,030 931 786
PTPP income $ 11,770 $ 10,779 $ 10,131 $ 10,093 $ 8,962

PTPP return on average assets: (1)

PTPP income $ 11,770 $ 10,779 $ 10,131 $ 10,093 $ 8,962
Average assets $ 2,677,198 $ 2,606,593 $ 2,544,592 $ 2,485,434 $ 2,479,222
PTPP return on average assets (2) 1.76% 1.68% 1.58% 1.62% 1.45%

Operating net income: (1)

Net income $ 8,140 $ 7,658 $ 6,904 $ 6,949 $ 6,209
Less: Net gains (losses) on sale of securities - - - - 14
Less: Tax effect on sale of securities - - - - (4)
Operating net income $ 8,140 $ 7,658 $ 6,904 $ 6,949 $ 6,199

Operating PTPP income: (1)

PTPP income $ 11,770 $ 10,779 $ 10,131 $ 10,093 $ 8,962
Less: Net gains (losses) on sale of securities - - - - 14
Operating PTPP income $ 11,770 $ 10,779 $ 10,131 $ 10,093 $ 8,948

Operating PTPP return on average assets: (1)

Operating PTPP income $ 11,770 $ 10,779 $ 10,131 $ 10,093 $ 8,948
Average assets $ 2,677,198 $ 2,606,593 $ 2,544,592 $ 2,485,434 $ 2,479,222
Operating PTPP return on average assets (2) 1.76% 1.68% 1.58% 1.62% 1.45%

Operating return on average assets: (1)

Operating net income $ 8,140 $ 7,658 $ 6,904 $ 6,949 $ 6,199
Average assets $ 2,677,198 $ 2,606,593 $ 2,544,592 $ 2,485,434 $ 2,479,222
Operating return on average assets (2) 1.22% 1.19% 1.08% 1.11% 1.01%

Operating return on average equity: (1)

Operating net income $ 8,140 $ 7,658 $ 6,904 $ 6,949 $ 6,199
Average equity $ 228,492 $ 219,505 $ 215,715 $ 206,641 $ 197,755
Operating return on average equity (2) 14.29% 14.15% 12.73% 13.38% 12.61%

Operating Revenue: (1)

Net interest income
$ 21,034

$ 19,115

$ 19,358

$ 18,109

$ 17,311

Plus: Non-interest income

3,370 3,716 3,627

3,438

3,211

Less: Net gains (losses) on sale of

securities
- - - - 14

Operating revenue
$ 24,404 $ 22,831 $ 22,985 $ 21,547 $ 20,508

Operating Efficiency Ratio: (1)

Total non-interest expense
$ 12,634

$ 12,052

$ 12,854

$ 11,454

$ 11,560

Operating revenue
$ 24,404 $ 22,831 $ 22,985 $ 21,547 $ 20,508

Operating efficiency ratio
51.77% 52.79% 55.92% 53.16% 56.37%
(1)

The Company believes these non-GAAP measurements

are key indicators of the ongoing earnings

power of the Company.
(2)

Annualized.

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands, except per share data)
As of or For the Three Months Ended
6/30/2025 3/31/2025 12/31/2024 9/30/2024 6/30/2024
Tangible book value per common share (at period-end): (1)
Total stockholders' equity $ 231,583 $ 225,088 $ 215,388 $ 213,916 $ 201,020
Less: Intangible assets - - - - -
Tangible stockholders' equity $ 231,583 $ 225,088 $ 215,388 $ 213,916 $ 201,020
Total shares issued and outstanding (at period-end):
Total common shares issued and outstanding 20,078,385 20,048,385 19,924,632 19,620,632 19,630,632
Tangible book value per common share
(2)
$ 11.53 $ 11.23 $ 10.81 $ 10.90 $ 10.24
Operating diluted net income per common share: (1)
Operating net income $ 8,140 $ 7,658 $ 6,904 $ 6,949 $ 6,199
Total weighted average diluted shares of common stock 20,295,794 20,319,535 20,183,731 19,825,211 19,717,167
Operating diluted net income per common share: $ 0.40 $ 0.38 $ 0.34 $ 0.35 $ 0.31
Tangible Common Equity/Tangible Assets (1)

Tangible stockholders' equity
$ 231,583 $ 225,088 $ 215,388 $ 213,916 $ 201,020

Tangible total assets
(3) $ 2,719,474 $ 2,677,382 $ 2,581,216

$ 2,503,954 $ 2,458,270
Tangible Common Equity/Tangible

Assets
8.52% 8.41% 8.34% 8.54% 8.18%
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

Q2 2025 Form 10-Q
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

June 30, 2025.

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

Q2 2025 Form 10-Q
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
(b) Not applicable.
(c) There were

no repurchases of

equity securities during

any month in

the three months

ended June 30,

2025. As of
June 30,

2025 the

maximum number

of shares

that may

yet be

purchased

under the

Company’s

Board approved

stock
repurchase programs was 528,309 shares.
Item 3.

Defaults Upon Senior Securities
(a)

Not applicable
(b)

Not applicable
Item 4.

Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)

Not applicable
(b)

Not applicable
(c)

During the

three months

ended June

30, 2025,

none of

the Company’s

directors or

Section 16

reporting persons
adopted

or
terminated

any

Rule

10b5-1

trading

arrangement

or
non-Rule
10b5-1

trading

arrangement

(as

such
terms are defined in Item 408 of the SEC’s Regulation

S-K).

USCB Financial Holdings, Inc.

Q2 2025 Form 10-Q
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

Q2 2025 Form 10-Q
SIGNATURES
Pursuant to the

requirements of

the Securities Exchange

Act of 1934,

the registrant has

duly caused this

report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President and Chief Executive
Officer

August 8, 2025
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Executive Vice President and Chief Financial
Officer

August 8, 2025
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)