Form 10-Q
period 2025-09-30
USCB FINANCIAL HOLDINGS, INC.
filed 2025-11-07
CIK 1901637

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2025
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
As of October 31, 2025, the registrant had
18,110,385

shares of Class
A
common stock outstanding.

FORM 10-Q
September 30, 2025

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024
3
Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024
(Unaudited)
4
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30,
2025 and 2024 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended
September 30, 2025 and 2024 (Unaudited)
6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024
(Unaudited)
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
Unregistered Sales of Equity Securities and Use of Proceeds
53
Item 3.
Defaults Upon Senior Securities
53
Item 4.
Mine Safety Disclosures
53
Item 5.
Other Information
53
Item 6.
Exhibit Index
55
Signatures

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
PART

I
Item 1.

Financial Statements
USCB FINANCIAL HOLDINGS, INC
Consolidated Balance Sheets – Unaudited
(Dollars in thousands, except share data)
September 30, 2025 December 31, 2024
ASSETS:
Cash and due from banks $
9,988
$
6,986
Interest-bearing deposits in banks
46,823
70,049
Total cash and cash equivalents
56,811
77,035
Investment securities held to maturity, net of allowance of $
5

and $
6
, respectively (fair value of
$
143,299

and $
145,540
, respectively)
156,365
164,694
Investment securities available for sale, at fair value
324,179
260,221
Federal Home Loan Bank stock, at cost
2,328
9,379
Loans held for investment, net of allowance of

$
24,964

and $
24,070
, respectively
2,106,002
1,948,778
Accrued interest receivable
12,126
10,945
Premises and equipment, net
4,315
4,563
Bank owned life insurance
58,923
53,472
Deferred tax assets, net
19,457
29,646
Lease right-of-use asset
6,282
8,451
Other assets
21,157
14,032
Total assets $
2,767,945
$
2,581,216

LIABILITIES:

Deposits:

Non-interest bearing demand deposits $
584,240
$
575,159
Savings and money market deposits
1,291,283
1,180,809
Interest-bearing demand deposits
60,016
50,648
Time deposits
520,075
367,388
Total deposits
2,455,614
2,174,004
Federal Home Loan Bank advances

11,000
163,000
Subordinated notes
39,262
-
Lease liability
6,282
8,451
Accrued interest and other liabilities
46,692
20,373
Total liabilities
2,558,850
2,365,828

Commitments and contingencies (See Notes 5

and 10)
(nil) (nil)

STOCKHOLDERS' EQUITY:

Preferred stock - Class C; $
1.00

par value; $
1,000

per share liquidation preference;
52,748

shares
authorized;
0

and
0

issued and outstanding as of September 30, 2025

and December 31, 2024
- -
Preferred stock - Class D; $
1.00

par value; $
5.00

per share liquidation preference;
12,309,480

shares
authorized;
0

and
0

issued and outstanding as of September 30, 2025

and December 31, 2024
- -
Preferred stock - Class E; $
1.00

par value; $
1,000

per share liquidation preference;
3,185,024

shares
authorized;
0

and
0

issued and outstanding as of September 30, 2025

and December 31, 2024
- -
Common stock - Class A Voting; $
1.00

par value;
45,000,000

shares authorized;
18,107,385

issued and
outstanding as of September 30, 2025,
19,924,632

issued and outstanding as of December 31,

2024

18,107
19,925
Common stock - Class B Non-voting; $
1.00

par value;
8,000,000

shares authorized;
0

and
0

issued and
outstanding as of September 30, 2025 and

December 31, 2024

- -
Additional paid-in capital on common stock
277,888
307,810
Accumulated deficit
(49,094)
(67,813)
Accumulated other comprehensive loss
(37,806)
(44,534)
Total stockholders' equity
209,095
215,388
Total liabilities and stockholders' equity $
2,767,945
$
2,581,216

The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,

except per share data)

Three Months Ended September 30, Nine Months Ended September 30,
2025 2024 2025 2024
Interest income:

Loans, including fees
$
32,866
$
29,819
$
95,057

$
84,479

Investment securities
3,522
2,754
9,978

8,634

Interest-bearing deposits in financial institutions
1,332
989
2,817

3,953

Total interest income
37,720
33,562
107,852

97,066
Interest expense:

Interest-bearing demand deposits
286
411
909

1,171
Savings and money market deposits
10,343
10,064
29,088

30,529

Time deposits
5,036
3,391
13,297

9,907

Federal Home Loan Bank advances
377
1,587
2,731
4,881

Subordinated notes
404
-
404
-

Total interest expense
16,446
15,453
46,429
46,488

Net interest income before provision for

credit losses
21,274
18,109
61,423
50,578
Provision for credit losses
105
931
1,817
2,127

Net interest income after provision for

credit losses
21,169
17,178
59,606
48,451
Non-interest income:

Service fees
2,661
2,544
7,394
6,172

(Loss) gain on sale of securities available for

sale, net
(28)
-
(28)
14

Gain on sale of loans held for sale, net
128
109
804
593

Other non-interest income
923
785
2,600
2,334

Total non-interest income
3,684
3,438
10,770
9,113
Non-interest expense:

Salaries and employee benefits
7,909
7,200
23,499
20,863

Occupancy
1,382
1,341
4,003
3,921

Regulatory assessments and fees
377
452
1,194
1,361

Consulting and legal fees
585
161
1,041
1,016

Network and information technology services
656
513
1,725
1,499

Other operating expense
2,139
1,787
6,272
5,528

Total non-interest expense
13,048
11,454
37,734
34,188

Income before income tax expense
11,805
9,162
32,642
23,376
Income tax expense
2,866
2,213
7,905
5,606

Net income
$
8,939
$
6,949
$
24,737
$
17,770
Per share information:

Net income per share, basic $
0.46
$
0.35
$
1.25
$
0.90
Net income per share, diluted $
0.45
$
0.35
$
1.23
$
0.90
Cash dividends declared $
0.10
$
0.05
$
0.30
$
0.15
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income

- Unaudited
(Dollars in thousands)

Three Months Ended

September 30,
Nine Months Ended

September 30,
2025 2024 2025 2024
Net income $
8,939
$
6,949
$
24,737
$
17,770
Other comprehensive income:

Unrealized gain on investment securities
5,315
9,848

9,093
8,624
Reclassification adjustment for amortization of net

unrealized losses on
securities transferred from available-for-sale to held-to-maturity
66
67

200
200
Reclassification adjustment for realized losses (gains)

included in net
income
28
-
28
(14)
Unrealized loss on cash flow hedge
(123)
(930)
(309)
(381)
Tax expense
(1,340)
(2,277)
(2,284)
(2,136)
Total other comprehensive income, net of tax
3,946
6,708
6,728
6,293
Total comprehensive income $
12,885
$
13,657
$
31,465
$
24,063
The accompanying notes are an integral part of

these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’

Equity - Unaudited
(Dollars in thousands,

except per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total

Stockholders'
Equity
Balance at June 30, 2025
20,078,385
$
20,078
$
309,282
$
(56,025)
$
(41,752)
$
231,583
Net income - - -
8,939
-
8,939
Other comprehensive income - - - -
3,946
3,946
Repurchase of Class A common stock
(2,000,000)
(2,000)
(32,380)
- -
(34,380)
Exercise of stock options
29,000
29
212
- -
241
Dividend payment - - -
(2,008)
-
(2,008)
Stock-based compensation - -
774
- -
774
Balance at September 30, 2025
18,107,385
$
18,107
$
277,888
$
(49,094)
$
(37,806)
$
209,095
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
(44,534)
$
215,388
Net income - - -
24,737
-
24,737
Other comprehensive income - - - -
6,728
6,728
Repurchase of Class A common stock
(2,009,671)
(2,010)
(32,544)
- -
(34,554)
Restricted stock issued
124,424
124
(124)
- - -
Exercise of stock options
68,000
68
490
- -
558
Dividend payment - - -
(6,018)
-
(6,018)
Stock-based compensation - -
2,256
- -
2,256
Balance at September 30, 2025
18,107,385
$
18,107
$
277,888
$
(49,094)
$
(37,806)
$
209,095
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

Q3 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Nine Months Ended September 30,
2025 2024
Cash flows from operating activities:
Net income

$
24,737
$
17,770
Adjustments to reconcile net income

to net cash provided by operating activities:

Provision for credit losses

1,817
2,127
Depreciation and amortization
456
436
Accretion of premiums on securities, net
(1,136)
(365)
Amortization of deferred loan fees, net
723
660
Stock-based compensation
2,256
1,112
(Loss) gain on sale of available for sale securities,

net
28
(14)
Gain on sale of loans held for sale, net
(804)
(593)
Proceeds from the sale of loans held for sale
11,373
7,408
Origination of loans held for sale
(10,569)
(6,815)
Increase in cash surrender value of bank owned

life insurance
(1,451)
(1,257)
Decrease in deferred tax assets
7,905
5,129
Net change in operating assets and liabilities:

Accrued interest receivable
(1,181)
(77)
Other assets
(7,389)
(8,292)
Accrued interest and other liabilities
26,051
20,505
Net cash provided by operating activities
52,816
37,734

Cash flows from investing activities:

Proceeds from maturities and pay-downs of investment

securities held to maturity
8,469
8,110
Purchase of investment securities available

for sale

(101,486)
(70,996)
Proceeds from maturities and pay-downs of investment

securities available for sale
16,433
15,097
Proceeds from sales of investment securities

available for sale
31,384
34,753
Net increase in loans held for investment
(78,149)
(92,812)
Purchase of loans held for investment
(81,392)
(58,368)
Additions to premises and equipment
(208)
(256)
Purchase of bank owned life insurance
(4,000)
-
Proceeds from the redemption of Federal

Home Loan Bank stock
12,778
8,645
Purchase of Federal Home Loan Bank stock
(5,727)
(5,734)
Net cash used in investment activities
(201,898)
(161,561)
Cash flows from financing activities:
Proceeds from issuance of Class A common

stock, net
558
323
Cash dividends paid
(6,018)
(3,049)
Repurchase of Class A common stock
(34,554)
(501)
Net increase in deposits
281,610
189,478
Proceeds from subordinated notes
39,262
-
Proceeds from FHLB advances
117,000
197,000
Repayments on Federal Home Loan Bank advances

(269,000)
(262,000)
Net cash provided by financing activities
128,858
121,251

Net decrease in cash and cash equivalents
(20,224)
(2,576)
Cash and cash equivalents at beginning

of period
77,035
41,062
Cash and cash equivalents at end of period $
56,811
$
38,486

Supplemental disclosure of cash flow

information:

Interest paid $
45,751
$
46,058
The accompanying notes are an integral

part of these unaudited consolidated financial

statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

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

Financial

Accounting

Standard

Board

(“FASB”)

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

Q3 2025 Form 10-Q

2.

INVESTMENT SECURITIES

The following

tables present

a summary

of the amortized

cost, unrealized

or unrecognized

gains and

losses,

and fair
value of investment securities at the dates indicated (in

thousands):

September 30, 2025
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency $
13,143
$
36
$
(1,214)
$
11,965
Collateralized mortgage obligations
100,830
-
(19,135)
81,695
Mortgage-backed securities - residential
60,915
118
(9,715)
51,318
Mortgage-backed securities - commercial
145,991
17
(7,491)
138,517
Municipal securities
22,838
-
(3,923)
18,915
Bank subordinated debt securities
22,046
162
(439)
21,769
$
365,763
$
333
$
(41,917)
$
324,179
Held-to-maturity:
Amortized
Cost
Unrecognized
Gains
Unrecognized
Losses Fair Value
U.S. Government Agency $
41,500
$
75
$
(3,529)
$
38,046
Collateralized mortgage obligations
52,766
566
(5,956)
47,376
Mortgage-backed securities - residential
37,880
558
(3,523)
34,915
Mortgage-backed securities - commercial
15,135
-
(1,133)
14,002
Corporate bonds
9,089
-
(129)
8,960
$
156,370
$
1,199
$
(14,270)
$
143,299
Allowance for credit losses - securities held-to-maturity
(5)
Securities held-to maturity, net of allowance for credit losses $
156,365

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
(6)
Securities held-to maturity, net of allowance for credit losses $
164,694
Transfers of debt

securities into the held

-to-maturity (“HTM”) category

from the available for

sale (“AFS”) category

are
made at fair

value as of

the date of

transfer. The

unrealized gain or

loss at the

date of transfer

is retained in

accumulated
other comprehensive

loss (“AOCL”) and

in the carrying

value of the

HTM securities

and there is

no impact to

net income.
Such amounts

are amortized

over the

remaining life

of the security.

The Company

made
two

transfers from

AFS to

HTM
portfolios in 2022.

During the quarter ended

September 30, 2025, there

were
no

investment securities that

were transferred from

AFS to
HTM.

For

the

three

months

ended

September 30,

2025,

total

amortization

out

of

AOCL

for

net

unrealized

losses

on

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

securities transferred in

2022 from

AFS to

HTM was

$
66

thousand and

$
200

thousand for

the nine

months ended September
30, 2025. At September 30,

2025, the fair value of the

transferred securities was $
100.2

million and the balance of

the net
unrealized loss was $
9.1

million.

For the quarter

ended September 30,

2024, total amortization

out of AOCL

for the net

unrealized losses

on securities
transferred from

AFS to

HTM was

$
67

thousand

and

$
200

thousand

for the

nine month

ended September

30, 2024.

At
September 30,

2024, the

fair value

of the

transferred securities

was $
106.3

million and

the balance

of the

net unrealized
losses was $
9.3

million.
The measurement of expected credit losses under the current expected credit loss (“CECL”) methodology is applicable to financial assets measured at amortized cost, including

loan receivables and HTM debt securities.
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

As of September 30, 2025

and December 31, 2024,

all HTM securities held
by the Company were rated investment grade.
At September

30, 2025,

HTM securities

included $
147.3

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

thousand ACL as of September

30, 2025. The book value

for debt securities classified

as HTM represents amortized
cost less the ACL related to these securities.

The Company’s investment portfolio

includes AFS debt securities, which

are carried at fair value with unrealized

gains
and losses

recognized

in

AOCL, net

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

factors, an ACL

is recorded. As

a result of

this evaluation, the

Company concluded
that no allowance was required on AFS securities as of

September 30, 2025.
Information pertaining

to investment

securities with

gross unrealized

losses, aggregated

by investment

category

and
length of

time that

those

individual securities

have been

in a

continuous

loss position,

are presented

as of

the following
dates (in thousands):

September 30, 2025
Less than 12 months 12 months or more Total
Available-for-Sale: Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
511
$
(11)
$
8,237
$
(1,203)
$
8,748
$
(1,214)
Collateralized mortgage obligations
9,257
(34)
72,438
(19,101)
81,695
(19,135)
Mortgage-backed securities - residential
- -
43,856
(9,715)
43,856
(9,715)
Mortgage-backed securities - commercial
81,800
(412)
51,918
(7,079)
133,718
(7,491)
Municipal securities

- -
18,915
(3,923)
18,915
(3,923)
Bank subordinated debt securities
1,999
(1)
10,535
(438)
12,534
(439)
$
93,567
$
(458)
$
205,899
$
(41,459)
$
299,466
$
(41,917)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

December 31, 2024
Less than 12 months 12 months or more Total
Available-for-sale: Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
4,468
$
(76)
$
7,451
$
(1,592)
$
11,919
$
(1,668)
Collateralized mortgage obligations
3,101
(23)
72,952
(22,895)
76,053
(22,918)
Mortgage-backed securities - residential
972
(11)
44,600
(12,052)
45,572
(12,063)
Mortgage-backed securities - commercial
44,411
(1,265)
27,874
(6,640)
72,285
(7,905)
Municipal securities

- -
19,311
(5,614)
19,311
(5,614)
Bank subordinated debt securities
- -
14,352
(1,044)
14,352
(1,044)
$
52,952
$
(1,375)
$
186,540
$
(49,837)
$
239,492
$
(51,212)
The contractual

cash flows

associated with

U.S. Government

Agency securities,

collateralized

mortgage obligations,
and residential

and commercial

mortgage-backed

securities

are guaranteed

by U.S.

government-sponsored

enterprises,
thereby minimizing

credit risk.

Municipal bonds

are of

high credit

quality,

and the

observed declines

in fair

value are

not
attributable to deterioration in the

creditworthiness. Similarly, the decrease in fair value of bank subordinated debt securities
is primarily driven

by changes

in market interest

rates rather

than credit

concerns. Based

on management’s

evaluation of
these factors,

management believes

that the

unrealized losses

on these

debt securities

are attributable

to fluctuations

in
market spreads and interest rate movements, rather than adverse changes in the underlying credit quality of the issuers.
Gains

and

losses

on

the

sale

of

securities

are

recorded

on

the

trade

date

and

are

determined

on

the

specific
identification basis. The following table presents the proceeds, realized gross gains and realized gross losses on sales and calls of AFS debt securities for the three and nine months

ended September 30, 2025 and 2024 (in thousands):

Three Months Ended September 30, Nine Months Ended September 30,
Available-for-sale: 2025 2024 2025 2024
Proceeds from sale and call of securities
$
31,384
$ - $
31,384
$
34,753
Gross gains
$
335
$ - $
335
$
195
Gross losses
(363)
-
(363)
(181)
Net realized gain (loss)
$
(28)
$ - $
(28)
$
14
The amortized

cost

and

fair

value of

investment

securities,

by contractual

maturity,

are shown

below

as of

the date
indicated (in thousands).

Actual maturities may

differ from contractual

maturities because borrowers

may have the right

to
call or prepay

obligations with or

without call or

prepayment penalties. Securities not

due at a

single maturity date are

shown
separately.

Available-for-sale Held-to-maturity
September 30, 2025:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year $ - $ - $
9,089
$
8,960
Due after one year through five years
1,983
1,999
- -
Due after five years through ten years
42,901
38,685
- -
Due after ten years
- - - -
U.S. Government Agency
13,143
11,965
41,500
38,046
Collateralized mortgage obligations
100,830
81,695
52,766
47,376
Mortgage-backed securities - residential

60,915
51,318
37,880
34,915
Mortgage-backed securities - commercial

145,991
138,517
15,135
14,002
$
365,763
$
324,179
$
156,370
$
143,299
At September 30,

2025, there

were no

securities held

in the

portfolio from

any one

issuer in

an amount

greater than
10% of total

stockholders’

equity other than

the U.S. Government

and U.S. Government

Agency issued securities.

All the
collateralized mortgage obligations

and mortgage-backed securities

at September 30, 2025 and

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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

securities

pledged

to

the

State

of

Florida

at

a

ratio

of
25
%

of

the

quarter

daily

average

balance

for

quarter

ended
September 30, 2025, and
50
% for the quarter daily average balance

for quarter ended December 31, 2024. The Bank must
also maintain a minimum amount of pledged securities

to be in the public funds program.
As

of

September 30,

2025,

the

Bank

had

a

total

of

$
151.4

million

in

deposits

under

the

public

funds

program

and
pledged to the State of Florida for these public funds were
sixteen

bonds with an aggregate fair value of $
49.7

million.
As of

December 31, 2024, the

Bank had

a total

of $
110.5

million in

deposits under the

public funds program

and pledged
to the State of Florida for these public funds were
twenty-one

bonds with an aggregate fair value of $
66.1

million.

3.

LOANS
The following table is a summary of the distribution of loans held for investment by type (dollars in thousands):

September 30, 2025 December 31, 2024
Total
Percent of
Total Total
Percent of
Total
Residential real estate
$
316,557
14.9
% $
289,961
14.8
%
Commercial real estate
1,226,121
57.7
%
1,136,417
57.8
%
Commercial and industrial
269,430
12.7
%
258,311
13.1
%
Correspondent banks
104,598
4.9
%
82,438
4.2
%
Consumer and other

207,939
9.8
%
198,091
10.1
%
Total

gross loans
2,124,645
100.0
%
1,965,218
100.0
%
Plus: Deferred fees/costs
6,321

7,630
Total

loans net of deferred fees/costs
2,130,966
1,972,848
Less: Allowance for credit losses
24,964
24,070
Total

net loans
$
2,106,002
$
1,948,778

At September 30, 2025

and December 31, 2024,

the Company had

$
592.0

million and $
518.8

million, respectively,

of
commercial real estate and residential mortgage

loans pledged as collateral for lines of

credit with the Federal Home Loan
Bank (“FHLB”) of Atlanta and the Federal Reserve Bank

of Atlanta.
Allowance for Credit Losses
In

general,

the

Company

utilizes

the

Discounted

Cash

Flow

(“DCF”)

method

or

the

Weighted-Average

Remaining
Maturity (“WARM”) methodology to estimate the

quantitative portion of the ACL

for loan pools. The

DCF method uses a loss
driver analysis (“LDA”)

and DCF analyses.

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
•

Changes in lending policies, procedures, and strategies
•

Changes in international, national, regional, and local economic conditions
•

Changes in nature and volume of the portfolio
•

Changes in the volume and severity of past due loans

and other similar conditions
•

Concentration risk
•

Changes in the value of underlying collateral
•

The effect of other external factors: e.g., competition,

legal, and regulatory requirements
•

Changes in lending management, among others

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

Changes in the

ACL for the

three and nine

months ended September 30,

2025 and 2024

were as follows

(in thousands):

Residential

Real Estate
Commercial

Real Estate
Commercial

and
Industrial
Correspondent
Banks
Consumer
and Other Total
Three Months Ended September 30,
2025
Beginning balance
$
5,477
$
9,491
$
4,508
$
874
$
4,583
$
24,933
Provision for credit losses
(1)

544
(102)
(118)
(45)
(252)
27
Recoveries
5
-
6
- -
11
Charge-offs
- - - -
(7)
(7)
Ending Balance

$
6,026
$
9,389
$
4,396
$
829
$
4,324
$
24,964
Nine Months Ended September 30, 2025

Beginning balance
$
5,121
$
8,788
$
4,633
$
654
$
4,874
$
24,070
Provision for credit losses
(2)

888
601
(249)
175
179
1,594
Recoveries
17
-
12
-
1
30
Charge-offs
- - - -
(730)
(730)
Ending Balance

$
6,026
$
9,389
$
4,396
$
829
$
4,324
$
24,964
(1) Provision for credit losses excludes a $
80

thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $
2

thousand release related to investment securities held to maturity.
(2) Provision for credit losses excludes a $
224

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
(2) Provision for credit losses excludes a $
159

thousand provision due to unfunded commitments included in accrued interest and other liabilities.
At September

30,

2025, the

ACL

for loans

was

$
25.0

million compared

to $
24.1

million

at December

31,

2024. The
increase of $
894

thousand in the ACL was due to loan growth.

Charge offs

related

to loans

for the

three

months ended

September 30,

2025 were

$
7

thousand

originated

in 2025.
Charge

offs

for

the

nine

months

ended

September

30,

2025

were

$
709

thousand

originated

in

2022 and

$

thousand
originated in 2025.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

Charge-offs

for

the

three

months

ended

September

30,

2024

totaled

$
7

thousand

and

were

all

originated

in

2024.
Charge-offs for the nine months ended September

30, 2024 totaled $
17

thousand and were all originated in 2024.
The ACL and

the outstanding balances

in the specified

loan categories

as of September

30, 2025 and

December 31,
2024 are as follows (in thousands):

Residential

Real Estate
Commercial

Real Estate
Commercial
and Industrial
Correspondent
Banks
Consumer
and Other Total
September 30, 2025:
Allowance for credit losses:
Individually evaluated
$
32
$ - $
53
$ - $ - $
85
Collectively evaluated
5,994
9,389
4,343
829
4,324
24,879
Balances, end of period
$
6,026
$
9,389
$
4,396
$
829
$
4,324
$
24,964

Loans:

Individually evaluated
$
3,761
$ - $
1,005
$ - $ - $
4,766
Collectively evaluated
312,796
1,226,121
268,425
104,598
207,939
2,119,879
Balances, end of period
$
316,557
$
1,226,121
$
269,430
$
104,598
$
207,939
$
2,124,645

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

Q3 2025 Form 10-Q

Loan credit exposures by internally assigned grades are

presented below for the periods indicated (in thousands):

As of September 30, 2025
Term Loans by Origination Year
Revolving
Loans Total

2025 2024 2023 2022 2021 Prior
Residential real estate
Pass
$
61,481
$
95,490
$
33,220
$
25,812
$
21,418
$
60,492
$
16,032
$
313,945
Special Mention
-
592
1,468
- - - -
2,060
Substandard
-
434
- - -
118
-
552
Total
61,481
96,516
34,688
25,812
21,418
60,610
16,032
316,557
Commercial real estate
Pass
196,195
182,297
113,450
284,214
135,835
293,746
6,315
1,212,052
Special Mention
- -
8,474
- -
3,182
-
11,656
Substandard
- - - -
1,735
678
-
2,413
Total
196,195
182,297
121,924
284,214
137,570
297,606
6,315
1,226,121
Commercial and
industrial
Pass
34,112
64,047
72,949
32,776
28,646
13,020
21,251
266,801
Special Mention
-
72
- -
864
- -
936
Substandard - - - -
460
758
475
1,693
Total
34,112
64,119
72,949
32,776
29,970
13,778
21,726
269,430
Correspondent banks
Pass
98,192
6,406
- - - - -
104,598
Total
98,192
6,406
- - - - -
104,598
Consumer and other
loans

Pass
49,530
37,792
37,068
54,155
26,435
1,133
1,826
207,939
Total
49,530
37,792
37,068
54,155
26,435
1,133
1,826
207,939
Total

Loans
Pass
439,510
386,032
256,687
396,957
212,334
368,391

45,424
2,105,335
Special Mention
-
664
9,942
-
864
3,182
-
14,652
Substandard -
434
- -
2,195
1,554
475
4,658
Doubtful
- - - - - - - -
Total
$
439,510
$
387,130
$
266,629
$
396,957
$
215,393
$
373,127
$
45,899
$
2,124,645

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

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

Q3 2025 Form 10-Q
Loan Aging
The Company

also considers the

performance of loans

in grading

and in

evaluating the

credit quality

of the

loan portfolio.
The Company

analyzes credit

quality and

loan grades based

on payment

performance and

the aging status

of the loans.

The following

tables include

an aging

analysis of

accruing loans

and total

non-accruing

loans as

of September 30,

2025
and December 31, 2024 (in thousands):

Accruing
As of September 30, 2025 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity lines of credit and other
$
1,268
$ - $ - $
1,268
$ - $
1,268
1-4 family residential
251,453
3,548
-
255,001
434
255,435
Condo residential
59,615
121
-
59,736
118
59,854
312,336
3,669
-
316,005
552
316,557
Commercial real estate:
Land and construction
87,417
1,587
-
89,004
-
89,004
Multi-family residential
237,215
1,969
-
239,184
-
239,184
Condo commercial
57,108
- -
57,108
-
57,108
Commercial property
839,925
900
-
840,825
-
840,825
1,221,665
4,456
-
1,226,121
-
1,226,121
Commercial and industrial:
Secured
245,445
- -
245,445
758
246,203
Unsecured
23,227
- -
23,227
-
23,227
268,672
- -
268,672
758
269,430
Correspondent banks
104,598
- -
104,598
-
104,598
Consumer and other
207,939
- -
207,939
-
207,939
Total
$
2,115,210
$
8,125
$ - $
2,123,335
$
1,310
$
2,124,645

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

Accruing
As of December 31, 2024: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity lines of credit and other
$
1,120
$ - $ - $
1,120
$ - $
1,120
1-4 family residential
225,334
2,886
-
228,220
-
228,220
Condo residential
58,956
1,351
-
60,307
314
60,621
285,410
4,237
-
289,647
314
289,961
Commercial real estate:

Land and construction
40,090
- -
40,090
-
40,090
Multi-family residential
214,912
- -
214,912
-
214,912
Condo commercial
57,402
- -
57,402
-
57,402
Commercial property
823,326
687
-
824,013
-
824,013
1,135,730
687
-
1,136,417
-
1,136,417
Commercial and industrial:

Secured
232,779
521
-
233,300
403
233,703
Unsecured
24,608
- -
24,608
-
24,608
257,387
521
-
257,908
403
258,311

Correspondent banks
82,438
- -
82,438
-
82,438
Consumer and other
196,101
- -
196,101
1,990
198,091

Total
$
1,957,066
$
5,445
$ - $
1,962,511
$
2,707
$
1,965,218
Non-accrual Status

The following table includes

the amortized cost basis of loans

on non-accrual status as of

September 30, 2025 and as
of December 31, 2024 (in thousands):

September 30, 2025
Non-accrual
Loans With No
Related Allowance
Non-accrual
Loans With
Related Allowance
Total Non-
accruals
Residential real estate
$
552
$ - $
552
Commercial and industrial

712

46

758
Total
$
1,264
$
46
$
1,310
December 31, 2024
Non-accrual
Loans With No
Related Allowance
Non-accrual
Loans With
Related Allowance
Total Non-
accruals
Residential real estate
$
314
$ - $
314
Commercial and industrial
-
403
403
Consumer and other
-
1,990
1,990
Total
$
314
$
2,393
$
2,707
Accrued interest

receivable is

excluded from

the estimate

of credit

losses. There

was
no

interest income

recognized
attributable

to

non-accrual

loans

outstanding

during

the

three

and

nine

months

ended

September 30,

2025

and

2024.
Interest income on these loans for the three months ended September 30, 2025 and 2024, would have been approximately
$
28

thousand and $
24

thousand, respectively,

had these loans

performed in accordance

with their original

terms. Interest
income on

these loans

for the

nine months

ended September

30, 2025

and 2024,

would have

been approximately

$
108
thousand and $
44

thousand, respectively,

had these loans performed in accordance with their

original terms.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

Collateral-Dependent Loans
A

loan

is

collateral

dependent

when

the

borrower

is

experiencing

financial

difficulty

and

repayment

of

the

loan

is
expected to be provided substantially through the sale

or operation of the collateral.

The following

table includes

the amortized cost

basis of

collateral dependent

loans related

to borrowers

experiencing
financial difficulty by type of collateral as of September

30, 2025 and December 31, 2024 (in thousands):

September 30, 2025
Collateral Type
Residential Real Estate Specific Reserve
Residential real estate
$
575
$ -
Total
$
575
$ -

December 31, 2024
Collateral Type

Boat Specific Reserve
Consumer and other
$
1,990
$
651
Total
$
1,990
$
651
Management evaluates

on an individual

basis collateral

dependent loans

using the fair

value of the

collateral method
to determine

if a

credit loss

reserve is

necessary.

The ACL

is measured

based on

the difference

of the

fair

value of

the
collateral and

amortized cost

basis of

the loan.

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

2025

and

three

months

ended

September

30,

2024.

The

Company

had

one

new

modification

to
borrowers experiencing

financial difficulties

for the

nine months

ended September

30, 2024.

The following

table presents
newly restructured

loans, by

type of

modification, which

occurred during

the nine

months ended

September 30,

2024 (in
thousands):

Recorded Investment Prior to Modification Recorded Investment After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Commercial and industrial
1
$
468
$
468
1
$
468
$
468
Total
1
$
468

$
468
1
$
468
$
468
The loan modification

for the borrower

experiencing financial

difficulty at

September 30,

2024 included

a combination
of rate and maturity modifications.

The rate was modified

from a variable rate

to a fixed rate

of
8.0
%. The original maturity
of September 2029 was extended to January

2034.
There were
no

existing loan modifications that subsequently defaulted during either the three or the nine months ended
September 30, 2025 and 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

4.

INCOME TAXES

The Company’s income tax expense is presented

in the following table for the periods indicated (in thousands):

Nine Months Ended September 30,
2025 2024
Current:
Federal
$
401
$ -
State
- -
Total

current
401
-
Deferred:
Federal
5,782
4,384
State
1,722
1,222
Total

deferred
7,504
5,606
Total

tax expense
$
7,905
$
5,606
The actual income tax expense for the nine months ended

September 30, 2025 and 2024 differs from

the statutory tax
expense for the periods (computed by applying the U.S.

federal corporate tax rate of
21
% for both 2025 and 2024

periods
to income before income tax expense) as follows (in thousands):

Nine Months Ended September 30,
2025 2024
Federal taxes at statutory rate
$
6,855
$
4,909
State income taxes, net of federal tax benefit
1,418
1,016
Bank owned life insurance
(368)
(319)
Total

tax expense
$
7,905
$
5,606
The Company’s deferred tax assets and deferred

tax liabilities as of the dates indicated were (in thousands):

September 30, 2025 December 31, 2024
Deferred tax assets:
Net operating loss
$
906
$
9,276
Allowance for credit losses
6,327
6,100
Lease liability
1,592
2,142
Unrealized losses on available for sale securities
12,838
15,200
Depreciable property
4
38
Equity compensation
1,072
686
Accruals
446
520
Other, net
-
65
Deferred tax assets:
23,185
34,027
Deferred tax liabilities:
Deferred loan cost
(1,602)
(1,934)
Lease right of use asset
(1,592)
(2,142)
Deferred expenses
(245)
(224)
Cash flow hedge
(3)
(81)
Other, net
(286)
-
Deferred tax liabilities
(3,728)
(4,381)
Net deferred tax assets
$
19,457
$
29,646
The Company

has approximately

$
20.8

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

Q3 2025 Form 10-Q

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
For the nine

months ended

September 30, 2025

and 2024, the

Company did
no
t have any

unrecognized tax

benefits
as a result of

tax positions taken during a prior

period or during the current period. Additionally,
no

interest or penalties were
recorded as a result of tax uncertainties.
On

July

4,

2025,

the

One

Big

Beautiful

Bill

Act

(“OBBBA”)

was

enacted

in

the

United

States.

The

OBBBA

includes
significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act enacted
in 2017, modifications to the international

tax framework and the restoration of

favorable tax treatment for certain business
provisions, in particular the depreciation

of capital asset additions. The

legislation has multiple effective

dates, with certain
provisions effective

in 2025

and others

implemented through

2027. The

Company is

currently assessing

its impact

on its
consolidated

financial

statements

but

preliminarily

does

not

believe

the

OBBBA

provisions

will

significantly

modify

its
effective income tax rate.

5.

OFF-BALANCE SHEET ARRANGEMENTS
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financial

needs of

its customers

and to reduce

its own

exposure to

fluctuations in

interest rates.

These financial
instruments

include

unfunded

commitments

under

lines

of

credit,

commitments

to

extend

credit,

and

standby

and
commercial letters

of credit.

Those instruments involve,

to varying

degrees, elements of

credit and

interest rate

risk in

excess
of the amount recognized

in the Company’s

Consolidated Balance Sheets.

The Company uses the

same credit policies in
making commitments and conditional obligations as it

does for on-balance sheet instruments.
The Company's exposure

to credit loss

in the event

of nonperformance by

the other party

to the financial

instruments
for unused lines of credit and standby letters of credit is

represented by the contractual amount of these commitments.
A

summary

of

the

amounts

of

the

Company's

financial

instruments

with

off-balance

sheet

risk

are

shown

below

at
September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025 December 31, 2024
Commitments to grant loans and unfunded lines of credit $
140,146
$
122,578
Standby and commercial letters of credit
3,855
5,389
Total
$
144,001
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

Interest Rate Swaps Designated as a Cash Flow Hedge
In July

2025, the

Company entered into

a two-year costless

collar hedge

with a

notional amount of

$
50

million to

manage
exposure to interest

rate volatility on

a three-month brokered CD.

The derivative is

based on the

USD SOFR overnight index
and establishes a

cap rate of
4.50
% and a

floor rate of
1.875
%, effectively creating a

defined range of

interest rate outcomes
without requiring

an upfront

premium. The

hedge was

designated as

a cash

flow hedge

under ASC

815, Derivatives

and
Hedging,

and

will

be

accounted

for

accordingly.

Changes

in

the

fair

value

of

the

derivative

will

be

recorded

in

other
comprehensive income (loss) to the extent the hedge remains

effective.
In August

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

designated as a cash flow hedge

under ASC
815,

Derivatives

and

Hedging,

and

will

be

accounted

for

accordingly.

Changes

in

the

fair

value

of

the

derivative

will

be
recorded in other comprehensive income (loss) to the extent the hedge remains effective.
As of September 30, 2025,

the Company had
two

interest rate swap

agreements with a

notional aggregate amount

of
$
50

million that were designated as cash flow hedges of certificates of deposit. The interest rate swap agreements have an average

maturity

of
0.63

years,

a

weighted

average

fixed-rate

paid

of
3.59
%,

and

with

a

weighted

average

3-month
compound USD SOFR being received.

As of December

31, 2024,

the Company had
two

interest rate swap

agreements with

a notional aggregate

amount of
$
50

million that were designated as cash flow hedges of certificates of deposit. The interest rate swap agreements have an average

maturity

of
1.38

years,

a

weighted

average

fixed-rate

paid

of
3.59
%,

and

with

a

weighted

average

3-month
compound USD SOFR being received.
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

hedges at September

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

loans.

The

amortization

of

the
termination

fee

is reflected

in the

loan interest

income

line in

the

Consolidated

Statement

of Operations

.

The remaining
unamortized termination fee as

of September 30, 2025

was $
3.0

million. The original maturities

of these fair value

interest
swaps were between 2025 and

2026. The fair value interest

rate swap agreements had

an average maturity of
1.51

years
at the date of their termination.

Interest Rate Swaps
The Company enters into interest rate swaps with its loan customers. The Company had
82

and
60

interest rate swaps
with loan

customers with

an aggregate

notional amount

of $
277.9

million and

$
206.3

million at

September 30,

2025 and
December 31, 2024, respectively.

At September 30, 2025,

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

Q3 2025 Form 10-Q

The following table reflects the Company’s

interest rate swaps at the dates indicated (in thousands):

Fair Value
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
September 30, 2025:
Derivatives designated as cash flow hedges:
Interest rate swaps
$
150,000
$ -
Other assets/Accrued interest and
other liabilities
$
56
$
44
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
277,924
$
5,074
Other assets/Accrued interest and
other liabilities
$
10,033
$
10,033
December 31, 2024:
Derivatives designated as cash flow hedges:
Interest rate swaps
$
50,000
$ -
Other assets
$
321
$ -
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
206,258
$
4,943
Other assets/Accrued interest and
other liabilities
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

Q3 2025 Form 10-Q

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
The

following

table

represents

the

Company's

assets

and

liabilities

measured

at

fair

value

on

a

recurring

basis

at
September 30, 2025 and December 31, 2024 for each

of the fair value hierarchy levels (in thousands):

September 30, 2025 December 31, 2024
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$ - $
11,965
$ - $
11,965
$ - $
12,625
$ - $
12,625
Collateralized mortgage obligations
-
81,695
-
81,695
-
78,905
-
78,905
Mortgage-backed securities - residential

-
51,318
-
51,318
-
46,933
-
46,933
Mortgage-backed securities - commercial
-
138,517
-
138,517
-
78,739
-
78,739
Municipal securities
-
18,915
-
18,915
-
19,311
-
19,311
Bank subordinated debt securities
-
21,769
-
21,769
-
23,708
-
23,708
Total
-
324,179
-
324,179
-
260,221
-
260,221
Derivative assets
-
10,089
-
10,089
-
7,190
-
7,190
Total assets at fair value
$ - $
334,268
$ - $
334,268
$ - $
267,411
$ - $
267,411
Derivative liabilities $ - $
10,077
$ - $
10,077
$ - $
6,869
$ - $
6,869
Total liabilities at fair value
$ - $
10,077
$ - $
10,077
$ - $
6,869
$ - $
6,869

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
Fair Value Measurements

on a Nonrecurring Basis
During

the

three

and

nine

months

ended

September

30,

2025

and

2024,

the

Company

did

not

have

any

assets

or
liabilities measured at fair value on a nonrecurring basis.
Items Not Measured at Fair Value
The following table

presents the carrying

amounts and estimated

fair values of

financial instruments

not carried at fair
value as of September 30, 2025 and December 31, 2024

(in thousands):

Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
September 30, 2025:
Financial Assets:
Cash and due from banks
$
9,988
$
9,988
$ - $ - $
9,988
Interest-bearing deposits in banks
$
46,823
$
46,823
$ - $ - $
46,823
Investment securities held to maturity, net
$
156,365
$ - $
143,299
$ - $
143,299
Loans held for investment, net
$
2,106,002
$ - $ - $
2,143,816
$
2,143,816
Accrued interest receivable
$
12,126
$ - $
1,634
$
10,492
$
12,126
Financial Liabilities:
Non-interest bearing demand deposits
$
584,240
$
584,240
$ - $ - $
584,240
Savings and money market deposits
$
1,291,283
$
1,291,283
$ - $ - $
1,291,283
Interest-bearing demand deposits
$
60,016
$
60,016
$ - $ - $
60,016
Time deposits
$
520,075
$ - $
519,740
$ - $
519,740
FHLB advances
$
11,000
$ - $
11,045

$ - $
11,045
Subordinated notes
$
39,262
$
39,262
$ - $ $
39,262
Accrued interest payable
$
3,184
$ - $
3,184
$ - $
3,184
December 31, 2024:
Financial Assets:
Cash and due from banks
$
6,986
$
6,986
$ - $ - $
6,986
Interest-bearing deposits in banks
$
70,049
$
70,049
$ - $ - $
70,049
Investment securities held to maturity
$
164,694
$ - $
145,540
$ - $
145,540
Loans held for investment, net
$
1,948,778
$ - $ - $
1,950,646
$
1,950,646
Accrued interest receivable
$
10,945
$ - $
1,372
$
9,573
$
10,945
Financial Liabilities:
Non-interest bearing demand deposits
$
575,159
$
575,159
$ - $ - $
575,159
Savings and money market deposits
$
1,180,809
$
1,180,809
$ - $ - $
1,180,809
Interest-bearing demand deposits
$
50,648
$
50,648
$ - $ - $
50,648
Time deposits
$
367,388
$ - $
366,479
$ - $
366,479
FHLB advances
$
163,000
$ - $
161,375
$ - $
161,375
Accrued interest payable
$
2,125
$ - $
2,125
$ - $
2,125

8.

STOCKHOLDERS’ EQUITY
Common Stock
During the three months ended September 30 2025, the

Company repurchased
2.0

million shares of Class A common
stock from

certain institutional shareholders

through privately negotiated

transactions, at a

weighted average price

per share
of $
17.19
. The

aggregate purchase

price for

these transactions

was approximately

$
34.4

million. The

repurchases

were
supplemental and not

part of the

Company’s two previously announced

stock repurchase programs. During

the nine months
ended

September

30,

2025

pursuant

to

the

Company’s

publicly

announced

repurchase

programs

the

Company
repurchased
9,671

shares

of

Class

A

common

stock

at

a

weighted

average

price

per

share

of

$
17.91
.

The

aggregate
purchase price for

these transactions

was approximately $
174

thousand including

transaction costs.

As of September

30,
2025,
528,309

shares remained authorized for repurchase under the

Company’s two stock repurchase programs.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q

During the

three months

ended September

30, 2024,

the Company

repurchased
10,000

shares of

Class

A common
stock

at

a

weighted

average

price

per

share

of

$
11.99
.

The

aggregate

purchase

price

for

these

transactions

was
approximately $
120

thousand, including

transaction costs.

During the nine

months ended September

30, 2024, Company
repurchased
42,100

shares

of Class

A common

stock

at a

weighted

average

price per

share

of $
11.90
. The

aggregate
purchase price for these transactions was approximately $
501

thousand, including transaction costs
There were
no

restricted stock awards issued in the three months ended September

30, 2025. During the nine months
ended September

30,

2025, the

Company

issued
124,424

shares

of Class

A common

stock to

employees

as restricted
stock awards pursuant to the Company’s 2015 equity

incentive plan.

There

were
no

restricted

stock

awards

issued

in

the

three

months

ended

September

30,

2024.

For

the

nine

month
ended September 30, 2024 the Company issued
52,753

shares of Class A common stock to employees as restricted stock awards pursuant to the Company’s 2015 equity incentive

plan.

The number of shares of the Company’s Class A common

stock issued and outstanding as of September 30, 2025 and
December 31, 2024 were
18,107,385

and
19,924,632
, respectively.

Dividends
Declaration of

dividends by

the Board

of Directors

is required

before dividend

payments are

made. The

Company is
limited in

the amount

of cash

dividends that

it may

pay.

Payment of

dividends is

generally limited

to the

Company’s

net
income of the current year combined with

the Company’s

retained income for the preceding two years,

as defined by state
banking

regulations.

However,

for

any

dividend

declaration,

the

Company

must

consider

additional

factors

such

as

the
amount of current

period net income,

liquidity,

asset quality,

capital adequacy

and economic

conditions at the

Bank since
the Bank is the

primary source of

funds to fund

dividends by the

Company.

It is likely that

these factors would

further limit
the amount of dividends which the

Company could legally declare. In addition, bank regulators

have the authority to prohibit
banks and bank holding companies from paying dividends if they deem such payment to be an unsafe or

unsound practice.
As of

September

30,

2025,

the

Company

was

not

subject

to any

formal

supervisory

restrictions

on

its

ability

to pay
dividends

but

will

notify

the

Federal

Reserve

Bank

of

Atlanta

in

advance

of

any

proposed

dividend

to

the

Company's
stockholders in

light of

the

Bank's negative

retained earnings.

In addition,

under applicable

FDIC regulations

and policy,
because the

Bank has

negative

retained

earnings,

it

must obtain

the

prior approval

of the

FDIC before

effecting

a cash
dividend or other capital distribution from the Bank to the

Company.
The following table details the dividends declared and paid by the Company for the periods presented:

Nine Months Ended September 30, 2025
Declaration Date Record Date

Payment Date Dividend Per Share Dividend Amount
January 21, 2025
February 14, 2025

March 5, 2025

$
0.10

$
2.0

million
April 21, 2025
May 15, 2025
June 5, 2025
$
0.10

$
2.0

million
July 21, 2025
August 15, 2025
September 5, 2025

$
0.10

$
2.0

million
Nine Months Ended September 30, 2024
Declaration Date Record Date

Payment Date Dividend Per Share Dividend Amount
January 22, 2024

February 15, 2024

March 5, 2024

$
0.05

$
1.0

million
April 22, 2024
May 15, 2024
June 5, 2024
$
0.05

$
1.0

million
July 22, 2024
August 15, 2024
September 5, 2024

$
0.05

$
1.0

million
The

Company

and

the

Bank

exceeded

all

regulatory

capital

requirements

and

remained

above

“well-capitalized”
guidelines as of September 30, 2025 and December 31,

2024. At September 30, 2025, the total risk-based

capital ratio for
the

Bank

was
13.93
%.

The

Company

is

not

subject

to

regulatory

capital

ratios

imposed

by

Basel

III

on

bank

holding
companies because the Company is deemed to be a small

bank holding company.
See Note 12, Subsequent Events, for information regarding

dividends declared in October 2025.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
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

EPS when their effect is dilutive.

The

following

table

reflects

the

calculation

of

net

income

available

to

common

shareholders

for

the

three

and

nine
months ended September 30, 2025 and 2024 (in thousands):

Three Months Ended
September 30,
Nine Months Ended

September 30,
2025 2024 2025 2024
Net Income
$
8,939
$
6,949
$
24,737
$
17,770
Net income available to common shareholders
$
8,939
$
6,949
$
24,737
$
17,770
The following table reflects the calculation of basic and diluted earnings per common share class for the three and nine months ended September 30, 2025 and 2024 (in thousands,

except share amounts):

Three Months Ended September 30, Nine Months Ended September 30,
2025 2024 2025 2024
Class A Class A
Basic EPS
Numerator:
Net income available to common shares

$
8,939
$
6,949
$
24,737
$
17,770
Denominator:
Weighted average shares outstanding
19,524,798
19,621,447
19,866,514
19,653,103
Earnings per share, basic $
0.46
$
0.35
$
1.25
$
0.90
Diluted EPS
Numerator:
Net income available to common shares $
8,939
$
6,949
$
24,737
$
17,770
Denominator:
Weighted average shares outstanding for basic EPS
19,524,798
19,621,447
19,866,514
19,653,103
Add: Dilutive effects of assumed exercises of stock

options
231,022
203,764
239,536
108,139
Weighted avg. shares including dilutive potential common

shares
19,755,820
19,825,211
20,106,050
19,761,242
Earnings per share, diluted $
0.45
$
0.35
$
1.23
$
0.90
Anti-dilutive stock options excluded from diluted

EPS
-
-
-
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

Q3 2025 Form 10-Q

11.

RELATED PARTY

TRANSACTIONS

In the ordinary course of business, principal officers,

directors, and affiliates may engage in transactions

with the
Company.
Loan Purchases
During the nine months ended September 30, 2025,

the Bank purchased $
79.6

million from entities that deemed to be
related parties. The Bank paid those entities net fees of

$
447

thousand.

During the nine months ended September 30, 2024,

the Bank purchased $
73.8

million of loans from entities that are
deemed to be related parties. The Bank paid those entities

fees of $
2.5

million.
Loan Originations
During the nine months ended September 30, 2025, the

Bank acted as the lead arranger in a $
40.0

million syndicated
loan extended to an entity deemed to be a related party.

As of September 30, 2025, the Bank held an outstanding

balance
of $
15.0

million related to this transaction. In connection with the syndication,

the Bank received a
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
There were
no

loan originations or syndications extended to entities deemed to be related parties for the year ended
December 31, 2024.

12.

SUBSEQUENT EVENTS

Dividends

On October

21, 2025,

the Company

announced that

its Board

of Directors

declared its

quarterly cash

dividend. The
quarterly dividend for

the fourth quarter

of 2025

was $
0.10

per share of

Class A common

stock and will

be paid

on December
5, 2025, to stockholders of record as of the close of business on November 14, 2025.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

The

following

discussion

and

analysis

is

designed

to

provide

a

better

understanding

of

the

consolidated

financial
condition and results of

operations of the

Company and the Bank,

its wholly owned subsidiary,

as of and for

the three and
the nine

months ended

September 30, 2025.

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

“should,” “would,” “believe,”

“contemplate,” “expect,” “aim,”

“plan,”
“estimate,” “continue,”

and “intend,”

as well

as other

similar words

and expressions

of the

future, are

intended to

identify
forward-looking

statements.

These

forward-looking

statements

include

statements

related

to

our

projected

growth,
anticipated future

financial performance,

and management’s

long-term performance

goals, as

well as

statements relating
to the anticipated

effects on results

of operations and

financial condition from

expected developments or

events, or business
and growth strategies, including anticipated internal

growth and potential balance sheet restructuring.
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
•

legislative or regulatory changes, including the enactment

of the One Big Beautiful Bill, and changes in accounting
principles, policies,

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
•

the effects of potential new or increased tariffs

,

retaliatory tariffs, and trade restrictions;
•

the effects of

the current federal

government shutdown, including,

but not limited

to, the ability

to sell Small

Business
Administration loans;
•

the impacts of international hostilities and geopolitical events;
•

increased competition and its

effect on the pricing

of our products and services

as well as our interest

rate spread
and net interest margin;
•

the loss of key employees;

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
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

$8.9 million

or $0.45

per diluted

share of

common stock

for the

three

months
ended

September

30,

2025

compared

to

$6.9

million

or

$0.35 per

diluted

share

of

common

stock

for

the

three

months
ended September 30,

2024.

For nine months

ended September 30,

2025, the Company

reported net income

of $24.7 million
or $1.23 per diluted

share of common stock

compared to $17.8 million

or $0.90 per diluted

share of common stock

for the
nine months ended September 30, 2024.
In evaluating our financial

performance, the Company

considers the level of

and trends in net

interest income, the

net
interest

margin,

the

cost

of

deposits

and

borrowings,

levels

and

composition

of

non-interest

income

and

non-interest
expense, performance ratios,

asset quality ratios, regulatory capital ratios, and any

significant event or transaction.
Unless otherwise

stated, all

period comparisons

in the

bullet points

below are

calculated

at or

for the

quarter ended
September 30,

2025

compared

to

at

or

for

the

quarter

ended

September 30,

2024

and

as

of

December

31,

2024

and
annualized where appropriate:
•

Net interest

income for

the three

months ended September

30, 2025

increased $3.2 million

or 17.5%

to $21.3 million
from $18.1 million for the quarter ended September

30, 2024.
•

Net interest

margin (“NIM”) expanded

to 3.14%

for the

three months ended

September 30, 2025

compared to 3.03%
for the three months ended September 30, 2024.
•

Total assets

were $2.77

billion at

September 30,

2025, representing

an increase

of $264.0

million or

10.5% from
September 30,

2024 and an increase of $186.7 million or 9.7%

annualized from December 31, 2024.

•

Total loans held

for investment (net

of deferred cost/fees)

were $2.13 billion

at September 30,

2025, representing
an

increase

of

$199.6

million

or

10.3%

from

September

30,

2024

and

an

increase

of

$158.1

million

or

10.7%
annualized from December 31, 2024.
•

Total deposits were $2.46 billion at September

30, 2025, representing an increase of $329.0

million or 15.5% from
September 30,

2024 and an increase of $281.6 million or 17.3%

annualized from December 31, 2024.

•

Annualized return on average assets for the quarter ended September 30, 2025 was

1.27% compared to 1.11% for
the quarter ended September 30, 2024.

•

Annualized

return

on

average

stockholders’

equity

for

the

quarter

ended

September

30,

2025

was

15.74%
compared to 13.38% for quarter ended September 30, 2024.

•

The ACL to total loans was 1.17% at September 30, 2025 compared to 1.22% at December 31, 2024.

•

Non-performing loans to total loans was 0.06% at September

30, 2025 and 0.14% at December 31, 2024.

•

At September 30, 2025, the total

risk-based capital ratios

for the Company and

the Bank were 14.20% and

13.93%,
respectively.
•

Tangible book value per

common share (a

non-GAAP measure) was $11.55

at September 30,

2025, representing
an increase of $0.74 or

9.1% annualized from $10.81 at December

31, 2024.

At September 30, 2025, tangible

book
value per common

share was

negatively affected by

($2.09) due to

an accumulated

comprehensive loss

of $37.8
million. At December

31, 2024, tangible

book value

per common

share was

negatively affected

by ($2.24)

due to

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
an accumulated

comprehensive loss

of $44.5

million. See

“Reconciliation and

Management Explanation

for Non-
GAAP Financial Measures” included in this Form 10-Q for a reconciliation of this non-GAAP financial measure.
•

On August 14,

2025, the

Company entered

into a

Subordinated Note

Purchase Agreement

with certain

qualified
institutional buyers pursuant to which the

Company sold and issued $40.0 million

in aggregate principal amount of
its 7.625%

fixed-to-floating rate

subordinated notes

due August 15,

2035 in

a private

placement transaction.

This
transaction was

conducted under

the provisions

of Regulation

D promulgated

under the

Securities Act 1933. The
subordinated notes were issued by

the Company to the

purchasers at a price equal

to 100% of their face

amount.
The majority of

the net proceeds

were used to

repurchase 2.0 million

shares of Class

A

common stock in

September
2025, from certain institutional shareholders through privately negotiated transactions, at a weighted average price per share

of $17.19.

The aggregate

purchase

price for

these transactions

was

approximately

$34.4 million.

The
repurchases

were

supplemental

and

not

part

of

the

Company’s

two

previously

announced

stock

repurchase
programs.

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

Q3 2025 Form 10-Q
Results of Operations
General
The following tables present selected

balance sheet, income statement, and

profitability ratios for the dates

and periods
indicated (in thousands, except ratios):
September 30, 2025 December 31, 2024
Consolidated Balance Sheets:
Total

assets
$ 2,767,945 $ 2,581,216
Total

loans
(1)
$ 2,130,966 $ 1,972,848
Total

deposits
$ 2,455,614 $ 2,174,004
Total

stockholders' equity
$ 209,095 $ 215,388
(1)

Loan amounts include deferred fees/costs.
Three Months Ended
September 30,
Nine Months Ended

September 30,
2025 2024 2025 2024
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 21,274 $ 18,109 $ 61,423 $ 50,578
Total

non-interest income
$ 3,684 $ 3,438 $ 10,770 $ 9,113
Total

non-interest expense
$ 13,048 $ 11,454 $ 37,734 $ 34,188
Net income

$ 8,939 $ 6,949 $ 24,737 $ 17,770
Profitability:
Efficiency ratio
52.28% 53.16% 52.27% 57.27%
Net interest margin

3.14% 3.03% 3.17% 2.87%
The Company’s

results

of

operations

depend

substantially

on

the

levels

of

our

net

interest

income

and

non-interest
income. Other factors contributing

to the results of

operations include our provision for

credit losses, the level

of non-interest
expense, and the provision for income taxes.
Three months ended September 30, 2025 compared to the

three months ended September 30, 2024.
Net income increased $2.0 million to $8.9

million for the three months ended September

30, 2025 from $6.9 million for
the same period in

2024. The $2.0 million

or 28.6% increase

in net income was

primarily driven by

an improvement in

net
interest margin due to reduction in rates paid on interest-bearing liabilitie

s

between periods and a decrease in provision for
credit losses for the third quarter ended September 30, 2025.

Nine months ended September 30, 2025 compared to

the nine months ended September 30, 2024

Net income

increased $7.0

million to

$24.7 million

for the

nine months

ended September 30,

2025
from $17.8

million
for the same period in 2024. The $7.0

million or 39.2% increase in the net income

was primarily driven by an improvement
in net interest margin due to reduction in rates paid on interest-bearing liabilities between periods. However, the increase in net interest

income

was

partially

offset

by

an

increase

in non-interest

expense

between

periods.

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

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
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

Q3 2025 Form 10-Q
The following

table contains

information related

to average

balances, average

yields earned

on assets,

and average
costs of liabilities for the periods indicated (dollars in

thousands):
Three Months Ended September 30,
2025 2024
Average (1)
Balance Interest Yield/Rate (2)
Average (1)
Balance Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans (3) $ 2,099,043 $ 32,866 6.21% $ 1,878,230 $ 29,819 6.32%
Investment securities (4) 461,303 3,522 3.03% 419,315 2,754 2.61%
Other interest-earnings assets 130,740 1,332 4.04% 80,378 989 4.89%
Total interest-earning assets 2,691,086 37,720 5.56% 2,377,923 33,562 5.61%
Non-interest-earning assets 107,029

107,511

Total assets $ 2,798,115 $ 2,485,434
Liabilities and stockholders' equity

Interest-bearing liabilities:
Interest-bearing demand deposits $ 47,338 286 2.40% $ 57,925 411 2.82%
Saving and money market deposits 1,319,862 10,343 3.11% 1,084,562 10,064 3.69%
Time deposits 520,345 5,036 3.84% 325,580 3,391 4.14%
Total interest-bearing deposits 1,887,545 15,665 3.29% 1,468,067 13,866 3.76%
FHLB advances and other borrowings 40,065 377 3.73% 156,043 1,587 4.05%
Subordinated notes 26,029 404 6.16% - - - %
Total interest-bearing liabilities 1,953,639 16,446 3.34% 1,624,110 15,453 3.79%
Non-interest-bearing demand deposits 569,522 609,456

Other non-interest-bearing liabilities 49,638

45,227

Total liabilities 2,572,799 2,278,793
Stockholders' equity 225,316

206,641

Total liabilities and stockholders' equity $ 2,798,115 $ 2,485,434
Net interest income $ 21,274

$ 18,109

Net interest spread (5) 2.22% 1.82%
Net interest margin (6) 3.14% 3.03%
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

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
Nine Months Ended September 30,
2025 2024
Average
Balance (1) Interest Yield/Rate (2)
Average
Balance (1) Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans (3)
$ 2,048,192 $ 95,057 6.21% $ 1,829,593 $ 84,479 6.17%
Investment securities (4)
449,376 9,978 2.97% 426,594 8,634 2.70%
Other interest-earnings assets
90,169 2,817 4.18% 101,919 3,953 5.18%
Total interest-earning assets
2,587,737 107,852 5.57% 2,358,106 97,066 5.50%
Non-interest earning assets
106,933 108,902
Total assets
$ 2,694,670 $ 2,467,008 $
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits
$ 49,191 909 2.47% $ 55,887 $ 1,171 2.80%
Saving and money market deposits
1,243,911 29,088 3.13% 1,094,433 30,529 3.73%
Time deposits
457,847 13,297 3.88% 321,470 9,907 4.12%
Total interest-bearing deposits
1,750,949 43,294 3.31% 1,471,790 41,607 3.78%
FHLB advances

98,151 2,731 3.72% 160,726 4,881 4.06%
Subordinated notes
8,771 404 6.16% - - -
Total interest-bearing liabilities
1,857,871 46,429 3.34% 1,632,516 46,488 3.80%
Non-interest bearing demand deposits
570,918 598,294
Other non-interest-bearing liabilities
41,422 37,045
Total liabilities
2,470,211 2,267,855
Stockholders' equity
224,459 199,153
Total liabilities and stockholders' equity
$ 2,694,670 $ 2,467,008
Net interest income
$ 61,423 $ 50,578
Net interest spread
(5)
2.23% 1.70%
Net interest margin
(6)
3.17% 2.87%
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
Three months ended September 30, 2025 compared to the

three months ended September 30, 2024.
Net interest income before the provision

for credit losses was $21.3

million for the three months

ended September 30,
2025 as compared to $18.1 million for the same period 2024. The increase of $3.2 million or 17.5% was primarily driven by higher

income

from

an

expanded

loan

portfolio,

and

a

reduction

in

rates

paid

on

interest-bearing

liabilities

between

the
periods.

Net interest margin (“NIM”) was 3.14%

for the three months ended September 30, 2025 and 3.03%

for the same period
in 2024.

The

11-basis-point

increase primarily

reflects

a reduction

in the

weighted

average rate

paid on

interest-bearing
liabilities

that outweighed

the

decline in

the yield

on

interest-bearing

assets. Additionally,

the

balance of

interest-bearing
assets grew more rapidly than the balance of interest-bearing liabilities.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Net interest income

before the provision

for credit losses

was $61.4 million

for the nine

months ended September

30,
2025, an increase

of $10.8 million

or 21.4%, from

$50.6 million for

the same period

in 2024. This

growth was primarily

driven
by higher income

from an expanded

loan portfolio

and a reduction

in the weighted

average rates

paid on interest

-bearing
liabilities between periods.

The NIM was 3.17% for the nine months

ended September 30, 2025 and 2.87% for

the same period in 2024. The NIM
expansion of 30 basis points reflects both

higher loan yields and growth in the loan average

balance, along with a decrease
in interest rate paid on interest-bearing liabilities.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
Provision for Credit Losses
The provision for credit losses represents a charge to

earnings necessary to maintain an allowance for

credit losses at
a level that,

in management's evaluation,

is adequate to

provide coverage for

all expected credit

losses. The provision for
credit losses is impacted by variations in the size and composition of our loan and debt securities portfolio, recent historical
and

projected

future

economic

conditions,

our

internal

assessment

of

the

credit

quality

of

the

loan

and

debt

securities
portfolios and net charge-offs.

Three months ended September 30, 2025 compared to the

three months ended September 30, 2024.
The provision

for credit

loss was

$105 thousand

for the

three months

ended September

30, 2025

compared to

$931
thousand for

the same

period in

2024. The

significant decrease

in provision

expense was

primarily attributable

to slower
loan portfolio growth during the third quarter of 2025.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The provision for credit loss was

$1.8 million for the nine months

ended September 30, 2025 compared

to $2.1 million
for

the

same

period

in

2024.

The

decrease

in

the

provision

for

credit

losses

was

due

to

release

of

reserves

related

to
individually evaluated loans, following two charge-offs

recorded during the nine months ended September

30, 2025.
Non-Interest Income
Our services and products generate service charges and fees, mainly from our depository accounts. We also generate
income from

gain on

sale of

loans though

the SBA

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
Three Months Ended September 30, Nine Months Ended September 30,
2025 2024 2025 2024
Service fees $ 2,661 $ 2,544 $ 7,394 $ 6,172
(Loss) gain on sale of securities available for sale, net (28) - (28) 14
Gain on sale of loans held for sale, net
128 109 804 593
Other non-interest income
923 785 2,600 2,334
Total

non-interest income
$ 3,684 $ 3,438 $ 10,770 $ 9,113
Three months ended September 30, 2025 compared to the

three months ended September 30, 2024.
Non-interest income for the

three months ended September

30, 2025 increased $246

thousand or 7.2%, compared

to
the

same

period

in

2024.

This

increase

was

primarily

driven

by

growth

in

prepayment

penalties

and

wire

transfer

fees
reported

under

the

service

fees category

and

income

from bank

owned

life

insurance

reported

under

other

non-interest
income.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Non-interest income for the nine months ended September

30, 2025 increased $1.7 million or 18.2%, compared to

the
same

period

in

2024. This

increase

was

primarily

driven

by

growth

in

prepayment

penalties

and

title

insurance

income
reported under

the service

fees category

combined with

an increase

in the

gain on

sale of

loans as

well as

income from
bank owned life insurance reported under other non-interest

income.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
Non-Interest Expense
The following table presents the components of non-interest

expense for the dates indicated (in thousands):
Three Months Ended September 30, Nine Months Ended September 30,
2025 2024 2025 2024
Salaries and employee benefits
$ 7,909 $ 7,200 $ 23,499 $ 20,863
Occupancy
1,382 1,341 4,003 3,921
Regulatory assessment and fees
377 452 1,194 1,361
Consulting and legal fees
585 161 1,041 1,016
Network and information technology services 656 513 1,725 1,499
Other operating
2,139 1,787 6,272 5,528
Total

non-interest expense
$ 13,048 $ 11,454 $ 37,734 $ 34,188
Three months ended September 30, 2025 compared to the

three months ended September 30, 2024.
Non-interest expense for the three

months ended September 30, 2025,

increased $1.6 million, or 13.9%,

compared to
the same

period in

2024. The

increase was

primarily

driven by

a $709

thousand

rise in

salaries and

employee

benefits,
reflecting merit increases,

new hires and

higher stock-based compensation

expense. Consulting

and legal fees

increased
$424 thousand due to

the administration expense

related to the interest

rate collars and the

third quarter of 2024

included
a legal

expense

reimbursement,

which

reduced

expenses

in that

period

and contributed

to

the year-over-year

increase.
Additionally,

other operating

expense increased

by $352

thousand,

primarily due

to the

absence of

a reimbursement

for
force-placed insurance that was

received in the third quarter

of 2024. These prior-period reimbursements

had the effect of
lowering reported expenses, making the current period’s

expenses appear higher by comparison.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Non-interest expense for the nine

months ended September 30, 2025 increased $3.5 million

or 10.4%, compared to the
same period

in 2024.

The increase

was primarily

driven by

an increase

of $2.6

million in

salaries and

employee benefits
due to an

increase of $1.0

million in merit

increases and new

full-time employee

salaries, and

$1.5 million in

stock-based
compensation expenses.

Additionally, other operating

expenses increased $744

thousand due to

increase of $276

thousand
due

to

item

processing

and

internet

banking

fees,

$160

thousand

in

board

of

directors’

expenses,

$147

thousand

in
shareholders expense and $103 thousand in forced placed insurance.

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
Three months ended September 30, 2025 compared to the

three months ended September 30, 2024.
Income tax expense for the

three months ended September

30, 2025 was $2.9

million as compared to

$2.2 million for
the same period

in 2024 and

reflected the increased

level of pre-tax

net income experienced

during the 2025

period. The
effective tax rate for the three months ended September 30, 2025 was 24.28% compared to 24.15% for the same period in
2024.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Income tax expense

for the

nine months ended

September 30, 2025

was $7.9 million

as compared to

$5.6 million for
the same period in 2024 and

reflected the substantially increased

level of pre-tax net income

experienced during the 2025
period. The effective

tax rate for

the nine months

ended September 30, 2025

was 24.22% compared to

23.98% for the

same
period in 2024.

For

a

further

discussion

of

income

taxes,

see

Note

4

“Income

Taxes”

to

the

unaudited

Consolidated

Financial
Statements in Item 1 of Part I of this Form 10-Q.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
Analysis of Financial Condition
Total

assets at

September 30, 2025

were $2.77

billion, an

increase of

$186.7 million,

or 9.7%

annualized, over

total
assets of

$2.58 billion

at December 31,

2024. Total

loans, net

of deferred

fees/costs, increased

$158.1 million,

or 10.7%
annualized,

to

$2.13

billion

at

September 30,

2025

compared

to

$1.97

billion

at

December 31,

2024.

Total

deposits
increased

by

$281.6

million,

or

17.3%

annualized,

to

$2.46

billion

at

September 30,

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
analysis

of

macro-economic

conditions.

As

a

result

of

this

evaluation,

the

Company

concluded

that

no

allowance

was
required on AFS securities as of September 30, 2025.
At

quarter

end,

HTM

securities

included

$147.3

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

ACL as

of September 30,

2025. The

book value

for debt

securities

classified as
HTM represents amortized cost less ACL.
Aggregate

AFS

and

HTM

investment

securities

increased

$55.6 million,

or

17.5%

annualized,

to

$480.5 million

at
September 30,

2025 from

$424.9 million

at

December 31,

2024.

Investment

securities

increased

due

to

reinvestment

of
payments received and investment of excess in cash balances into high credit quality investment securities to increase the
Company’s profitability and modify the Company

’s balance sheet duration according to the ALM

policy.

As of

September 30,

2025,

investment securities

with a

market value

of $49.7 million

were pledged

to secure

public
deposits. The investment portfolio does not contain any

tax-exempt securities.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
The following table

presents the amortized

cost and fair

value of investment

securities for

the dates indicated

(dollars
in thousands):
September 30, 2025 December 31, 2024
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency $ 13,143 $ 11,965 $ 14,279 $ 12,625
Collateralized mortgage obligations
100,830
81,695
101,808
78,905
Mortgage-backed securities - residential 60,915
51,318
58,995
46,933
Mortgage-backed securities - commercial 145,991
138,517
86,604
78,739
Municipal securities
22,838
18,915
24,925
19,311
Bank subordinated debt securities
22,046
21,769
24,314
23,708
$ 365,763 $ 324,179 $ 310,925 $ 260,221
Held-to-maturity:
U.S. Government Agency
$ 41,500 $ 38,046 $ 42,538 $ 37,444
Collateralized mortgage obligations
52,766 47,376 56,987 49,259
Mortgage-backed securities - residential
37,880 34,915 40,681 36,121
Mortgage-backed securities - commercial
15,135 14,002 15,272 13,887
Corporate bonds
9,089 8,960 9,222 8,829
$ 156,370 $ 143,299 $ 164,700 $ 145,540
Allowance for credit losses - securities held-to-maturity (5) (6)

Securities held-to maturity, net of allowance for credit losses
$ 156,365 $ 164,694
The following

table shows

the weighted

average yields,

categorized by

contractual maturity,

for investment

securities
as of September 30, 2025 (in thousands,

except yields):

Within 1 year
After 1 year
through 5 years
After 5 years
through 10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - - $ - - $ 2,390 2.90% $ 10,753 2.62% $ 13,143 2.68%
Collateralized mortgage obligations
- - - - - - 100,830 1.46% 100,830 1.46%
MBS - residential - - - - - - 60,915 1.86% 60,915 1.86%
MBS - commercial
- - - - - - 145,991 3.67% 145,991 3.67%
Municipal securities

- - - - 22,838 1.45% - - 22,838 1.45%
Bank subordinated debt securities - - 1,983 7.97% 20,063 5.26% - - 22,046 5.52%
$ - - $ 1,983 7.97% $ 45,291 3.21%

$ 318,489 2.59% $ 365,763 2.70%
Held-to-maturity:
U.S. Government Agency
$ 2,998 0.64% $ 13,873 1.22% $ 10,885 1.59% $ 13,744 2.07% $ 41,500 1.56%
Collateralized mortgage obligations
- - - - - - 52,766 1.64% 52,766 1.64%
MBS - residential - - 4,597 1.85% 5,052 1.62% 28,231 2.33% 37,880 2.18%
MBS - commercial
- - 3,046 1.63% - - 12,089 2.57% 15,135 2.38%
Corporate bonds
9,089 2.82% - - - - - - 9,089 2.82%
$ 12,087 2.28% $ 21,516 1.42% $ 15,937 1.60% $ 106,830 1.98% $ 156,370 1.89%
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

Q3 2025 Form 10-Q
The following table shows the loan portfolio composition

as of the dates indicated (in thousands):

September 30, 2025 December 31, 2024
Total
Percent of
Total Total
Percent of
Total
Residential real estate $ 316,557 14.9% $ 289,961 14.8%
Commercial real estate
1,226,121 57.7% 1,136,417 57.8%
Commercial and industrial 269,430 12.7% 258,311 13.1%
Correspondent banks 104,598 4.9% 82,438 4.2%
Consumer and other

207,939 9.8% 198,091 10.1%
Total

gross loans
2,124,645 100.0% 1,965,218 100.0%
Plus: Deferred fees/costs 6,321

7,630
Total

loans net of deferred fees/costs
2,130,966 1,972,848
Less: Allowance for credit losses
24,964 24,070
Total

net loans
$ 2,106,002 $ 1,948,778

Total

loans,

net

of

deferred

fees/costs,

increased

by

$158.1 million,

or

10.7%

annualized

to

$2.13

billion,

at
September 30, 2025 compared

to December 31, 2024.

The commercial real

estate loan segment

had the most

significant
balance increase compared to December 31, 2024.

Our

loan

portfolio

continues

to

grow,

with

commercial

real

estate

lending

as

the

primary

focus

which

represented
approximately 57.7%

of the

total gross

loan portfolio

as of

September 30, 2025.

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

From a

liquidity perspective,

our loan

portfolio provides

us with

additional

liquidity due

to repayments

or unexpected
prepayments.

The

following

table

shows

maturities

and

sensitivity

to

interest

rate

changes

of

the

loan

portfolio

at
September 30, 2025 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential real estate $ 15,515 $ 51,018 $ 68,095 $ 181,929 $ 316,557
Commercial real estate
83,082 463,653 673,810 5,576 1,226,121
Commercial and industrial
10,968 109,875 104,382 44,205 269,430
Correspondent banks
104,598 - - - 104,598
Consumer and other 2,519 1,307 22,547 181,566 207,939
Total

gross loans
$ 216,682 $ 625,853 $ 868,834 $ 413,276 $ 2,124,645
Interest rate sensitivity:
Fixed interest rates
$ 170,510 $ 180,720 $ 146,407 $ 315,912 $ 813,549
Floating or adjustable rates
46,172 445,133 722,427 97,364 1,311,096
Total

gross loans
$ 216,682 $ 625,853 $ 868,834 $ 413,276 $ 2,124,645
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

As of

September 30, 2025,

approximately 61.7%

of the

loan portfolio

has adjustable/variable

rates and

38.3% of

the
loan portfolio has fixed rates. The adjustable/variable rate loans re-price to different benchmarks and tenors and in different
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

Q3 2025 Form 10-Q
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

September 30, 2025
Pass Special Mention Substandard Doubtful Total
Residential real estate $ 313,945 $ 2,060 $ 552 $ - $ 316,557
Commercial real estate
1,212,052 11,656 2,413 - 1,226,121
Commercial and industrial
266,801 936 1,693 - 269,430
Correspondent banks
104,598 - - - 104,598
Consumer and other

207,939 - - - 207,939
$ 2,105,335 $ 14,652 $ 4,658 $ - $ 2,124,645
December 31, 2024
Pass Special Mention Substandard Doubtful Total
Residential real estate
$ 289,401 $ - $ 560 $ - $ 289,961
Commercial real estate
1,133,965 - 2,452 - 1,136,417
Commercial and industrial
256,031 - 2,280 - 258,311
Correspondent banks
82,438 - - - 82,438
Consumer and other

196,101 - 1,990 - 198,091
$ 1,957,936 $ - $ 7,282 $ - $ 1,965,218

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as

of the dates shown (in thousands,

except ratios):
September 30, 2025 December 31, 2024
Non-accrual loans $ 1,310 $ 2,707
Loans past due over 90 days and still accruing
- -
Total

non-performing loans
$ 1,310 $ 2,707
Other real estate owned
- -
Total

non-performing assets
$ 1,310 $ 2,707
Asset quality ratios:
Allowance for credit losses to total loans
1.17% 1.22%
Allowance for credit losses to non-performing loans
1,906% 889%
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
The

Company

may

grant

a

loan

concession

to

a

borrower

experiencing

financial

difficulties.

This

determination

is
performed

during

the

annual

review

process

or

whenever

problems

surface

regarding

the

borrower’s

ability

to

repay

in
accordance with

the original

terms of

the loan

or line

of credit.

The concessions

are given

to the

debtor in

various forms,
including interest rate reductions, principal

forgiveness, extension of maturity date,

waiver or deferral of

payments and other
concessions intended to minimize potential losses.
For further discussion of

non-performing loans and

borrowers experiencing financial

difficulties, see

Note 3 “Loans” to
the unaudited Consolidated Financial Statements in Item

1 of Part 1 of this Form 10-Q.
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

Q3 2025 Form 10-Q
The following

table presents

ACL on

loans and

net charge-offs

to average

loans by

type for

the periods

indicated (in
thousands):
Residential
Real
Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent

Banks
Consumer
and Other Total
Three Months Ended September 30,
2025

Beginning balance
$ 5,477 $ 9,491 $ 4,508 $ 874 $ 4,583 $ 24,933
Provision for credit losses (1)
544 (102) (118) (45) (252) 27
Recoveries
5 - 6 - - 11
Charge-offs
- - - - (7) (7)
Ending Balance

$ 6,026 $ 9,389 $ 4,396 $ 829 $ 4,324 $ 24,964
Average loans

$ 316,701 $ 1,184,145 $ 269,204 $ 103,210 $ 225,783 $ 2,099,043
Net charge-offs (recoveries) to average

loans (2)

(0.01)% - (0.01)% - 0.01% (0.00)%
Nine Months Ended September 30,
2025

Beginning balance $ 5,121 $ 8,788 $ 4,633 $ 654 $ 4,874 $ 24,070
Provision for credit losses
(3)
888 601 (249) 175

179 1,594
Recoveries 17 - 12 -

1 30
Charge-offs - - - -

(730) (730)
Ending Balance

$ 6,026 $ 9,389 $ 4,396 $ 829 $ 4,324 $ 24,964
Average loans $ 304,401 $ 1,170,204 $ 264,718 $ 95,724 $ 213,145 $ 2,048,192
Net charge-offs (recoveries) to average

loans
(2)
(0.01)% - (0.00)% - 0.69% 0.07%
(1) Provision for credit losses excludes a $80 thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $2 thousand release related to investment securities held to maturity.
(2) Annualized.
(3) Provision for credit losses excludes a $224 thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $1 thousand release related to investment securities held to maturity.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
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
Net charge-offs (recoveries) to average
loans

(2)
(0.01)% - (0.02)% - 0.01% 0.00%
Nine Months Ended September 30,
2024

Beginning balance $ 2,695 $ 10,366 $ 3,974 $ 911 $ 3,138 $ 21,084
Provision for credit losses (3)
1,252 (180) 666 (88) 318 1,968
Recoveries
8 - 21 - 3 32
Charge-offs - - - - (17) (17)
Ending Balance

$ 3,955 $ 10,186 $ 4,661 $ 823 $ 3,442 $ 23,067

Average loans $ 231,947 $ 1,065,280 $ 232,160 $ 102,659 $ 197,547 $ 1,829,593
Net charge-offs (recoveries) to average
loans

(2)
(0.01)% - (0.02)% - 0.01% 0.00%
(1) Provision for credit losses excludes a $101 thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $1 thousand release related to investment securities held to maturity.
(2) Annualized.
(3) Provision for credit losses excludes $159 thousand provision due to unfunded commitments included in accrued interest.
The

Federal

Open

Market

Committee

(“FOMC”)

economic

forecasts

as

of

September

30,

2025,

showed

moderate
improvement

in

the forecast

for real

GDP

an slight

improvement

in unemployment

rate.

Fannie

Mae House

Price Index
(“HPI”) forecast reflected a

deterioration in national housing

prices. The Company continued

to adjust the HPI index

effect
on the 1-4 Family loan portfolio with a

qualitative factor because Florida housing

prices are performing better than national
levels.

The

Q-factor

scorecard

was

updated

based

on

the

latest

portfolio

stress

test

and

the

resulting

maximum

loss
calculation.

Our ACL

included residential

loans. To

assess the

potential impact

of changes

in qualitative

factors related

to these
loans,

management

performed

a sensitivity

analysis.

The Company

evaluated

the

impact

of the

HPI

used

in calculating
expected losses on the residential loan segment. As

of September 30, 2025, for every 100 basis

points increase in the HPI,
the forecast

reduces

reserves

by approximately

$380

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

$9.1 million

or
35.5% increase in the ACL.

This sensitivity analysis provides

a hypothetical result to assess

the sensitivity of the ACL

and
does not represent a change in management’s judgement.
Bank-Owned Life Insurance
As of September 30,

2025, the combined

cash surrender

value of all

bank-owned life

insurance (“BOLI”)

policies was
$58.9 million.

Changes in

cash surrender

value are

recorded to

other non-interest

income in

the unaudited

Consolidated
Statements of Operations. The Company has

BOLI policies with five insurance carriers. The Company is the beneficiary of these policies.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
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
Three Months Ended September 30,
2025 2024
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest bearing demand deposits $ 569,522 0.00% $ 609,456 0.00%
Interest-bearing demand deposits 47,338 2.40% 57,925 2.82%
Saving and money market deposits 1,319,862 3.11% 1,084,562 3.69%
Time deposits 520,345 3.84% 325,580 4.14%
Total $ 2,457,067 2.53% $ 2,077,523 2.66%
The Company

has a

granular deposit

portfolio with

outstanding balances

comprised of

57% in

commercial

deposits,
27% in personal

deposits, 6% in

public funds (which

are partially collateralized)

and 10% in

brokered deposits. The

brokered
deposits balance at

September 30, 2025 was

$235.5 million and

$133.0 million at

December 31, 2024.

This increase was
primarily driven

by a

$100 million

aggregate notional

amount associated

with two

costless collar

hedges executed

during
the

third

quarter

of

2025.These

costless

hedges

enhance

the

Company’s

interest

rate

risk

management

strategy

by
mitigating the impact of rate movements on future cash flows.
As of September 30,

2025, the Company

has approximately 21

thousand deposit accounts

with the majority

of

which
were personal accounts, approximately 13 thousand or 61.7%. The estimated average account size in our deposit portfolio was approximately $119

thousand as of September 30, 2025.

The

amount

of

uninsured

deposits

are

estimated

based

on

the

FDIC

deposit

insurance

limit

of

$250

thousand

per
account holder for all deposit accounts at the Company.

The total estimated percentage of uninsured deposits

was 53% at
September 30,

2025 and

55%

at December

31,

2024.

The Company

offers

Insured

Cash Sweep

(“ICS”)

and

Certificate
of
Deposit Account

Registry

Service

(“CDARS”)

deposit

products

to

fully

insure

our

clients.

The

deposit

balance

in
ICS/CDARS was $183.9 million at September 30, 2025 and

was $129.5 million at December 31, 2024.
The following table shows scheduled maturities of uninsured

time deposits as of September 30, 2025 (in thousands):
September 30, 2025
Three months or less $ 68,923
Over three through six months 24,033
Over six though twelve months 9,923
Over twelve months 38,097
$ 140,976
Other Liabilities
The Company collects from commercial and residential loan customers funds which are held in escrow for future
payment of real estate taxes and insurance. These escrow

funds are disbursed by the Company directly to the

insurance
companies and taxing authority of the borrower.

Escrow funds are recorded as accrued interest and other

liabilities in the
consolidated balance sheet.

As of September 30, 2025, escrow balances totaled

$29.2 million compared to $6.1 million at December

31, 2024.
The increase reflects the normal growth in escrow accounts

pending tax and insurance payments.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
Borrowings
FHLB Advances
As

a

member

of

the

FHLB

of

Atlanta,

we

are

eligible

to

obtain

advances

with

various

terms

and

conditions.

This
accessibility to additional

funding allows us

to efficiently and

timely meet both

expected and unexpected

outgoing cash flows
and collateral needs without adversely affecting

either daily operations or the financial condition of the

Company.
As of

September 30,

2025, we

had $11.0

million

of fixed-rate

advances

outstanding

from the

FHLB with

a weighted
average rate of 3.76% maturing in 2028 as detailed in the table below.

The following table presents the FHLB advances as of

September 30, 2025 (in thousands):
Interest Rate Type of Rate Maturity Date Amount
3.76% Fixed January 24, 2028 11,000
$ 11,000
During the third

quarter 2024, the

Company paid off

the $80.0 million

fixed-rate loan outstanding

from the Bank

Term
Funding Program with an original maturity date of January

10, 2025.

The

Company

has

also

established

Federal

Funds

lines

of

credit

with

our

upstream

correspondent

banks

and

the
Federal

Reserve

Bank

of

Atlanta

Discount

Window

to

manage

temporary

fluctuations

in

our

daily

cash

balances.

As

of
September 30, 2025, there were no outstanding balances

with any of these liquidity sources.
Subordinated Notes
On

August

14,

2025,

the

Company

entered

into

a

Subordinated

Note

Purchase

Agreement

with

certain

qualified
institutional

buyers

pursuant

to

which

the

Company

sold

and

issued

$40.0

million

in

aggregate

principal

amount

of

its
7.625% Fixed-to-Floating Rate

Subordinated Notes due 2035.

The Notes were issued by

the Company to the purchasers
at a price equal to

100% of their face amount. The

subordinated debt was originally issued at a

cost of $760 thousand. After
two

months

of

amortization,

the

carrying

value

has

been

reduced

to

$738

thousand,

reflecting

the

scheduled

expense
recognition over the

term of the

instrument. The subordinated

notes are presented

net of these

costs on the

consolidated
balance

sheet.

The

Notes

were

offered

and

sold

by

the

Company

in

a

private

placement

transaction

in

reliance

on
exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to
Section

4(a)(2)

of

the

Securities

Act

and

Rule

506(b)

of

Regulation

D

thereunder.

For

additional

information,

see

the
Company Form 8-K filed on August 14, 2025.
Off-Balance Sheet Arrangements
We engage

in various financial

transactions in

our operations

that, under GAAP,

may not be

included on

the balance
sheet. To

meet the financing needs of our customers,

we may include commitments to extend credit and standby

letters of
credit. To

a varying

degree, such

commitments involve

elements of

credit, market,

and interest

rate risk

in excess

of the
amount recognized in

the balance sheet. We

maintain an allowance

for off-balance sheet credit

risk which is

recorded under
accrued

interest

and

other

liabilities

on

the

unaudited

Consolidated

Balance

Sheets.

The

ACL

related

to

unfunded
commitments at

September 30,

2025 was

$795 thousand

and at

December 31,

2024 was

$571 thousand.

The increase
was primarily driven by an increase in unfunded commitments.

Since commitments associated with letters of

credit and commitments to extend

credit may expire unused, the

amounts
shown

do

not

necessarily

reflect

actual

future

cash

funding

requirements.

The

following

table

presents

lending

related
commitments outstanding as of the dates indicated (in thousands

):
September 30, 2025 December 31, 2024
Commitments to grant loans and unfunded lines of credit $ 140,146 $ 122,578
Standby and commercial letters of credit
3,855 5,389
Total
$ 144,001 $ 127,967
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

Q3 2025 Form 10-Q
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

different interest rates

scenarios,
yield curve

shapes

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

relies on,

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

Neutral

denotes

minimal

or

no

effect

on

net

interest
income as a

result of changes in

interest rates. Many

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

duration to reduce

asset sensitivity,

or to decrease

asset duration and

increase liability duration

in order
to increase asset sensitivity.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
According to our model, as of

September 30, 2025, our balance sheet is

liability sensitive for year one and

more neutral

in year two under static interest rate scenarios

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

used to meet

liquidity needs in

stressful situations; comprehensive
contingency

funding

plans

that

sufficiently

address

potential

adverse

liquidity

events

and

emergency

cash

flow
requirements;

and

internal

controls and

internal

audit

processes

sufficient

to

determine

the

adequacy

of

the

institution’s
liquidity risk management process.
We

expect

funds

to

be

available

from

several

basic

banking

activity

sources,

including

the

core

deposit

base,

the
repayment and maturity

of loans and

the investment

portfolio cash

flows. Other

potential funding

sources include

Federal
Funds purchased, brokered certificates of deposit, listing services certificates of deposit, unsecured Federal Funds lines of
credit with other

banking institutions and

draws from the

Federal Reserve Bank

of Atlanta Discount Window, and

borrowings
from the

FHLB

Atlanta.

Accordingly,

we believe

our liquidity

resources

are adequate

to fund

loans and

meet other

cash
needs as necessary.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
Capital Adequacy
As of

September 30,

2025, the

Bank was

well capitalized

under the

FDIC’s

prompt corrective

action framework.

We
also follow the capital conservation buffer framework, and

as of September 30, 2025, we exceeded the

capital conversation
buffer in

all capital ratios,

according to

our actual ratios.

The following table

presents the capital

ratios for the

Bank at the
dates indicated (in thousands,

except ratios).
Actual
Minimum Capital
Requirements

To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
September 30, 2025
Total

risk-based capital
$ 299,147 13.93% $ 171,861 8.00% $ 214,826 10.00%
Tier 1 risk-based capital $ 273,382 12.73% $ 128,896 6.00% $ 171,861 8.00%
Common equity tier 1 capital $ 273,382 12.73% $ 96,672 4.50% $ 139,637 6.50%
Leverage ratio $ 273,382 9.63% $ 113,507 4.00% $ 141,883 5.00%
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

Q3 2025 Form 10-Q
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
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands)
As of or For the Three Months Ended
9/30/2025 6/30/2025 3/31/2025 12/31/2024 9/30/2024
Pre-tax pre-provision ("PTPP") income:
(1)
Net income $ 8,939 $ 8,140 $ 7,658 $ 6,904 $ 6,949
Plus: Income tax expense 2,866 2,599 2,440 2,197 2,213
Plus: Provision for credit losses 105 1,031 681 1,030 931
PTPP income $ 11,910 $ 11,770 $ 10,779 $ 10,131 $ 10,093

PTPP return on average assets: (1)

PTPP income $ 11,910 $ 11,770 $ 10,779 $ 10,131 $ 10,093
Average assets $ 2,798,115 $ 2,677,198 $ 2,606,593 $ 2,544,592 $ 2,485,434
PTPP return on average assets (2) 1.69% 1.76% 1.68% 1.58% 1.62%

Operating net income: (1)

Net income $ 8,939 $ 8,140 $ 7,658 $ 6,904 $ 6,949
Less: Net losses on sale of securities (28) - - - -
Less: Tax effect on sale of securities 7 - - - -
Operating net income $ 8,960 $ 8,140 $ 7,658 $ 6,904 $ 6,949

Operating PTPP income: (1)

PTPP income $ 11,910 $ 11,770 $ 10,779 $ 10,131 $ 10,093
Less: Net losses on sale of securities (28) - - - -
Operating PTPP income $ 11,938 $ 11,770 $ 10,779 $ 10,131 $ 10,093

Operating PTPP return on average assets: (1)

Operating PTPP income $ 11,938 $ 11,770 $ 10,779 $ 10,131 $ 10,093
Average assets $ 2,798,115 $ 2,677,198 $ 2,606,593 $ 2,544,592 $ 2,485,434
Operating PTPP return on average assets (2) 1.69% 1.76% 1.68% 1.58% 1.62%

Operating return on average assets: (1)

Operating net income $ 8,960 $ 8,140 $ 7,658 $ 6,904 $ 6,949
Average assets $ 2,798,115 $ 2,677,198 $ 2,606,593 $ 2,544,592 $ 2,485,434
Operating return on average assets (2) 1.27% 1.22% 1.19% 1.08% 1.11%

Operating return on average equity: (1)

Operating net income $ 8,960 $ 8,140 $ 7,658 $ 6,904 $ 6,949
Average equity $ 225,316 $ 228,492 $ 219,505 $ 215,715 $ 206,641
Operating return on average equity (2) 15.78% 14.29% 14.15% 12.73% 13.38%

Operating Revenue: (1)

Net interest income
$ 21,274

$ 21,034

$ 19,115

$ 19,358

$ 18,109

Plus: Non-interest income

3,684 3,370 3,716

3,627

3,438

Less: Net losses on sale of securities
(28) - - - -

Operating revenue
$ 24,986 $ 24,404 $ 22,831 $ 22,985 $ 21,547

Operating Efficiency Ratio: (1)

Total non-interest expense
$ 13,048

$ 12,634

$ 12,052

$ 12,854

$ 11,454

Operating revenue
$ 24,986 $ 24,404 $ 22,831 $ 22,985 $ 21,547

Operating efficiency ratio
52.22% 51.77% 52.79% 55.92% 53.16%
(1)

The Company believes these non-GAAP measurements are

key indicators of the ongoing earnings power

of the Company.
(2)

Annualized.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands, except per share data)
As of or For the Three Months Ended
9/30/2025 6/30/2025 3/31/2025 12/31/2024 9/30/2024
Tangible book value per common share (at period-end): (1)
Total stockholders' equity $ 209,095 $ 231,583 $ 225,088 $ 215,388 $ 213,916
Less: Intangible assets - - - - -
Tangible stockholders' equity (3) $ 209,095 $ 231,583 $ 225,088 $ 215,388 $ 213,916
Total shares issued and outstanding (at period-end):
Total common shares issued and outstanding 18,107,385 20,078,385 20,048,385 19,924,632 19,620,632
Tangible book value per common share (2) $ 11.55 $ 11.53 $ 11.23 $ 10.81 $ 10.90
Operating diluted net income per common share:
(1)
Operating net income $ 8,960 $ 8,140 $ 7,658 $ 6,904 $ 6,949
Total weighted average diluted shares of common stock 19,755,820 20,295,794 20,319,535 20,183,731 19,825,211
Operating diluted net income per common share: $ 0.45 $ 0.40 $ 0.38 $ 0.34 $ 0.35
Tangible Common Equity/Tangible Assets
(1)

Tangible stockholders' equity
$ 209,095 $ 231,583 $ 225,088 $ 215,388 $ 213,916

Tangible total assets
(3)
$ 2,767,945 $ 2,719,474 $ 2,677,382

$ 2,581,216 $ 2,503,954
Tangible Common Equity/Tangible

Assets
7.55% 8.52% 8.41% 8.34% 8.54%
(1)

The Company believes these non-GAAP measurements are

key indicators of the ongoing earnings power

of the Company.
(2)

Excludes the dilutive effect, if any, of shares of common stock issuable upon exercise of outstanding stock options.
(3) Since the Company has no intangible

assets, tangible stockholders’ equity and tangible

total assets are the same amounts as stockholders’

equity
and total assets, respectively, as calculated under GAAP.

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
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

September 30,

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

Q3 2025 Form 10-Q
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
(b) Not applicable.
(c) The Company’s repurchases of equity securities

for the three months ended September 30, 2025 were

as follows:

Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced
Plans or Programs (1)
Maximum Number
of Shares that
May
Yet Be Purchased
Under Plans or
Programs (1)
Period

July 1 - 31, 2025
- $ - - 528,309
August 1 - 31, 2025

- $ - -

528,309
September 1 - 30, 2025
2,000,000 $ 17.19 -

528,309
Total
2,000,000 (2) $ 17.19 -
(1) As of September 30, 2025 there were

528,309 number of shares available for repurchase under

the two outstanding share repurchase programs:

- On January 24, 2022, the Company announced

its initial stock repurchase program to repurchase

up to 750,000 shares of Class A common

stock.
- On April 22, 2024, the Company announced the

adoption of a second repurchase program to repurchase

up to 500,000 share of Class A common
stock to commence upon completion of its first

repurchase program.
(2) Reflects the repurchase of shares pursuant

to stock repurchase agreements entered into

with certain institutional investors on September 2, 2025.

For additional information regarding such repurchases,

please see the Current Report on Form 8-K filed

with the SEC on September 5, 2025.

Item 3.

Defaults Upon Senior Securities
(a)

Not applicable
(b)

Not applicable
Item 4.

Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)

Not applicable
(b)

Not applicable

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
(c)

During

the

three

months

ended

September

30,

2025,

none

of

the

Company’s

directors

or

Section

16

reporting
persons
adopted

or
terminated

any Rule 10b5-1 trading arrangement or
non-Rule
10b5-1

trading arrangement (as
such terms are defined in Item 408 of the SEC’s

Regulation S-K).

USCB Financial Holdings, Inc.

Q3 2025 Form 10-Q
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
4.5
Indenture, dated August 14, by and between USCB Financial Holdings, Inc. and Wilmington Trust, National Association, as
trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange Commission on August 14, 2025).
4.6
Form of 7.625% Fixed-to-Floating Rate Subordinated Note due 2035 (included as Exhibit A-1 and Exhibit A-2 to the
Indenture referenced in Exhibit 4.5 hereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on
Form 8-K (File No. 001-41196) filed with the Securities and Exchange Commission on August 14, 2025).
10.1
Form of Subordinated Note Purchase Agreement, dated August 14, 2024, by and among USCB Financial Holdings, Inc.
and certain qualified institutional buyers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on
Form 8-K (File No. 001-41196) filed with the Securities and Exchange Commission on August 14, 2025).
10.2
Form of Registration Rights Agreement, dated August 14, 2025, by and among USCB Financial Holdings, Inc. and certain institutional buyers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-
41196) filed with the Securities and Exchange Commission on August 14, 2025).
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

Q3 2025 Form 10-Q
SIGNATURES
Pursuant to the

requirements of

the Securities Exchange

Act of 1934,

the registrant has

duly caused this

report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President and Chief Executive
Officer

November 7, 2025
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Executive Vice President and Chief Financial
Officer

November 7, 2025
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)