Form 10-K
period 2025-12-31
USCB FINANCIAL HOLDINGS, INC.
filed 2026-03-13
CIK 1901637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
, 2025
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
☐
No
☒
The aggregate market value of the voting stock
held by non-affiliates of the registrant based on
the closing price of $16.54 per share on
June 30,
2025
, the last business day of the registrant’s second quarter, was approximately $
173.0
million (20,078,385 shares issued and outstanding
at
such date less shares held by affiliates). Although directors and executive officers and their affiliates of the Registrant were assumed to be
“affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission
of such status.
As of February 28, 2026, the registrant had
18,256,986
shares of Class A Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders (the “2026
Proxy Statement”) are incorporated by
reference into Part III of this report.

FORM 10-K
DECEMBER 31, 2025

Cautionary Note Regarding Forward-Looking Statements
PART I
4
Item 1.
Business
4
Item 1A.
Risk Factors
21
Item 1B.
Unresolved Staff Comments
47
Item 1C.
Cybersecurity
47
Item 2.
Properties
49
Item 3.
Legal Proceedings
49
Item 4.
Mine Safety Disclosures
49
PART II
50
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
50
Item 6.
Reserved
51
Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations
52
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
75
Item 8.
Financial Statements and Supplementary Data
76
Consolidated Balance Sheets
78
Consolidated Statements of Operations
79
Consolidated Statements of Comprehensive Income
80
Consolidated Statements of Changes in Stockholders’ Equity
81
Consolidated Statements of Cash Flows
82
Notes to the Consolidated Financial Statements
84
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
PART IV
127
Item 15.
Exhibits and Financial Statement Schedules
127
Item 16.
Form 10-K Summary
129
Exhibit Index
128
Signatures

USCB Financial Holdings, Inc.
2025 10-K
CAUTIONARY NOTE REGARDING FORWARD
-LOOKING STATEMENTS
This
Annual
Report
on
Form
10-K
contains
statements
that
are
not
historical
in
nature
are
intended
to
be,
and
are
hereby identified as, forward-looking
statements for purposes of
the safe harbor provided by
Section 21E of the Securities
Exchange
Act
of
1934,
as
amended
(“Exchange
Act”).
The
words
“may,”
“will,”
“anticipate,”
“could,”
“should,”
“would,”
“believe,” “contemplate,” “expect,” “aim,” “plan,” “estimate,” “continue,” and “intend,”
the negative of these terms, as well as
other similar
words and
expressions of
the future,
are intended
to identify
forward-looking statements. These
forward-looking
statements include statements related to
our projected growth, anticipated future
financial performance, and management’s
long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected
developments or events,
or business
and growth strategies,
including anticipated
internal growth
and potential future additional balance sheet restructuring.
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
Bill
Act,
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
•
the effects of potential new or increased tariffs,
retaliatory tariffs and trade restrictions;
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
the federal securities laws. You
should also review the risk
factors described in this Annual
Report on Form 10-K and in the reports USCB Financial
Holdings, Inc. has filed or will file with the SEC.

USCB Financial Holdings, Inc.
2025 10-K
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
2025, the
Company
had total
consolidated
assets
of $2.8
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
stock
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
Our strategy
in becoming
a publicly
traded company
and forming
a BHC
was to
continue pursuing
organic growth
as
well as strategic
acquisitions if the opportunity
arose, which efforts
will be further
facilitated by access
to the public capital
markets and the added flexibility provided by a holding
company structure.
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
2025 10-K
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
long-term, fixed-rate
financing of
up to $5.0
million for
major fixed assets
that promote
business growth
and job creation.
Since its
formation in
2018, the
platform serves
as an
opportunity to
generate commercial
and industrial
loans, or
C&I
loans, and to diversify our revenue stream through originating and selling SBA 7(a) loans. As of December 31,
2025, the Bank continued to be
a Preferred Lending Partner with the
SBA which allows us to offer
the full range
of SBA loan products and to exercise lending authority at the local bank level, allowing us to make timely credit
decisions for prospective clients.
• Yacht lending:
Our yacht lending vertical
provides yacht financing for
larger vessels; transactions range
from
$750 thousand to
$7.5 million. We
target high net-worth
clients in one
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
•
Private
Client
Group
services:
The
Private
Client
Group
provides
tailored
banking
solutions
for
professionals—particularly those in law firms,
including partners, associates, and
staff—as well as physicians,
dentists, veterinarians, and other high ‑ net ‑
worth individuals. By leveraging our deep relationships with law firm
clients,
we
also
generate
opportunities
to
expand
personal
deposit
account
relationships
across
their
organizations.
• Correspondent Banking services:
Our Global Banking
vertical provides correspondent
banking services for
banks headquartered in certain
Latin America and Caribbean
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
conservative
and
well-diversified
loan portfolio
reflective
of our
assessment
of various
industry
sectors.
Based
upon our
aggregate exposure to any given borrower relationship, we undertake a scaled review of loan originations that may involve
our senior credit officers, our Chief Credit Officer,
our Credit Committee or, ultimately,
our Board of Directors (“Board”).
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

USCB Financial Holdings, Inc.
2025 10-K
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
its appeal
for corporations
looking
to strengthen
global
connectivity
and investment
opportunities.
We
believe
Florida offers
long-term attractive
banking opportunities.
Our largest
concentration is
in the
Miami metropolitan
statistical
area; however, we are
also focused on
growth in
other urban Florida
markets in which
we have a
presence, such as
Broward
and Palm Beach counties.
According to the
United States
Census Bureau’s
estimates, Florida
had
population of
23.8 million at
the end of
2025,
an increase
of 2%
when compared
to the
end of
2024, making
it the
3rd most
populated state
in the
country.
The Miami
Metro Area remains the most populous metro area in Florida with 6.7 million residents reflecting, a growth of 27.62% since
2020.
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

USCB Financial Holdings, Inc.
2025 10-K
(June 30th for the
Company), or (iv) the date on
which the Company has issued more
than $1 billion in non-convertible debt
during the preceding three-year period. As a consequence,
we will cease to be an EGC as of December 31, 2026.
Human Capital Resources
We respect
the values and
diversity exhibited
throughout our organization
and the community.
Diversity is
an integral
part of
our organization’s
culture. We
seek the
active engagement
and participation
of people
with diverse
backgrounds.
We continue
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
At December 31, 2025,
we had 205
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
including the Bank.
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
The material
statutory and
regulatory requirements
that are
applicable to
us are
summarized below.
The description
below is not intended to summarize all laws
and regulations applicable to us. These summary descriptions are not intended
to be a complete explanation of
such laws and regulations and their effects on the
Company and the Bank and are
qualified
in their entirety by reference to the actual
laws and regulations. You
should refer to the full text of the statutes,
regulations,
and corresponding guidance for more information.

USCB Financial Holdings, Inc.
2025 10-K
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
billion.
Many of these changes resulted in meaningful regulatory
relief for community banks such as the Bank.
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
discussed
below.
The
2018
Act
also
expanded
the
category
of
holding
companies that may rely on the “Small Bank Holding Company and
Savings and Loan Holding Company Policy Statement”
(the “SBHC Policy”) by raising
the maximum amount of
assets a qualifying holding
company may have from
$1.0 billion to
$3.0 billion.
This expansion
also excluded
such holding
companies
from the
minimum capital
requirements
of the
Dodd-
Frank Act. In addition,
the 2018 Act included
regulatory relief for community banks regarding
regulatory examination cycles,
call reports, the
Volcker
Rule (proprietary trading
prohibitions), mortgage
disclosures and risk
weights for certain
high-risk
commercial real estate loans.
Bank and Bank Holding Company Regulation
As a
Florida-chartered
commercial bank,
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
The
Company,
which
controls
the
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
controls 25% or more of any
class of voting stock or owns
one-third or more of the equity of the
depository institution or its holding company.
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
subsidiary of
such bank
holding company.
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

USCB Financial Holdings, Inc.
2025 10-K
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
of the
Company to
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
Gramm-Leach-Bliley
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
In addition, as a general matter,
the establishment or acquisition by
the Company of a non-bank entity,
or the initiation
of a
non-banking activity, requires prior
regulatory approval. In
approving acquisitions or
the addition
of activities,
the Federal

USCB Financial Holdings, Inc.
2025 10-K
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
Common Equity Tier 1 capital is
generally defined as common stockholders’ equity and
retained earnings. Tier 1 capital
is generally
defined as
Common Equity
Tier 1
and additional
Tier 1
capital. Additional
Tier 1
capital includes
certain non-
cumulative
perpetual
preferred
stock
and
related
surplus
and
minority
interests
in
equity
accounts
of
consolidated
subsidiaries. Total
capital includes
Tier
1 capital
(Common Equity
Tier
1 capital
plus additional
Tier
1 capital)
and Tier
2
capital. Tier
2 capital
is comprised
of
capital
instruments
and
related
surplus,
meeting
specified
requirements,
and
may
include cumulative preferred stock and long-term
perpetual preferred stock, mandatory convertible securities, intermediate
preferred stock and
subordinated debt. Also
included in Tier
2 capital is the
allowance for loan
and lease losses
limited to
a
maximum
of
1.25%
of
risk-weighted
assets.
Calculation
of
all
types
of
regulatory
capital
is
subject
to
deductions
and
adjustments specified
in the
regulations. In
assessing an
institution’s capital
adequacy,
the FDIC takes
into consideration
not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
The
capital
regulations
may
also
impact
the
treatment
of
accumulated
other
comprehensive
income
(“AOCI”)
for
regulatory capital purposes. Under
the rules, AOCI generally
flows through to regulatory
capital;
however, community banks
and their holding companies (if any) were allowed to make a
one-time irrevocable opt-out election to continue to treat AOCI

USCB Financial Holdings, Inc.
2025 10-K
the same
as under
the old
regulations for
regulatory capital
purposes. This
election was
required to
be made
on the
first
call report
filed after
January 1,
2015. We
made the
opt-out election.
Additionally,
the rules
also permit
community banks
with less than $15.0 billion in total assets to continue to count certain non-qualifying capital instruments issued prior to May
19, 2010 as Tier 1 capital, including trust preferred securities and cumulative perpetual preferred stock (subject to a limit of
25% of Tier 1 capital). However, non-qualifying
capital instruments issued on or after May 19, 2010 do not qualify for Tier 1 capital treatment. At December 31, 2025, we had no
such investments.
In May 2016,
amendments to the
Federal Reserve’s SBHC Policy
became effective which increased
the asset threshold
to qualify to utilize the
provisions of the SBHC
Policy from $500.0
million to $1.0 billion.
Subsequently,
as part of the
2018
Act, the
threshold
was
increased
to
$3.0
billion.
Bank
holding companies
which
are subject
to the
SBHC
Policy
are not
subject to compliance with
the regulatory capital requirements
described above until they
exceed $3.0 billion in
assets. As
a consequence, as of December 31, 2025, the Company was not required to comply with the requirements set forth above
and
will
not
be
subject
to
such
requirements
until
such
time
that
its consolidated
total
assets
exceed
$3.0
billion
or the
Federal Reserve determines
that the Company is
no longer deemed to
be a small bank
holding company.
However, if
the
Company had been subject to the requirements, it would have
been in compliance with such requirements.
In
September
2019,
the
federal
banking
agencies
jointly
finalized
a
rule
intended
to
simplify
the
regulatory
capital
requirements described above for qualifying community banking organizations that opt into the Community Bank Leverage
Ratio, or
CBLR,
framework,
as required
by Section
201 of
the Regulatory
Relief
Act. The
final rule
became
effective
on
January 1,
2020,
and the
CBLR framework
became
available for
banks to
use beginning
with
their
March
31, 2020
call
reports. Under
the final
rule, if
a qualifying
community
banking organization
opts into
the CBLR
framework and
meets all
requirements under the
framework, it will
be considered to
have met
the well-capitalized ratio
requirements under the
prompt
corrective action
regulations
described below
in this
Form 10-K
and will
not be
required to
report or
calculate
risk-based
capital. In order to
qualify for the CBLR
framework, a community
banking organization must
have a tier 1
leverage ratio of
greater than
9%, less
than $10.0
billion in
total consolidated
assets, off
-balance
sheet exposures
of 25%
or less
of total
consolidated assets,
and trading
assets and
liabilities of
5% or
less of
total consolidated
assets. In
November 2025,
the
federal banking
agencies,
including the
FDIC, proposed
a lower
CBLR requirement
of 8%.
Community banks
that fail
to
meet the qualifying
criteria after
opting into the
CBLR framework would
have four reporting
periods to meet
the qualifying
criteria again, provided they maintain a leverage ratio above 7%
and have not used the grace period for more than eight of
the prior 20 quarters. The federal banking agencies
also proposed removing the provisions under the CBLR framework that provided temporary relief for qualifying community
banks during the COVID-19 outbreak.
Although the Bank is a qualifying
community banking organization, the Bank has elected not to opt in to the CBLR framework at this time and will continue to
follow the Basel III capital requirements as described above.
As of
December 31,
2025
and 2024,
the U.S.
Century
Bank qualified
as a
“well capitalized”
institution. See
Note 16
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

USCB Financial Holdings, Inc.
2025 10-K
At As
of December
31,
2025,
the
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
As of As
of December 31,
2025, our ratio
of construction
loans to total
risk-based capital was
31%, and therefore,
we
were under the
100% threshold
set forth in
clause (iii)
in the paragraph
above. However,
with respect to
clause (iv)
in the
paragraph above,
as of December
31, 2025,
our ratio
of total commercial
real estate
loans to total
risk-based capital
was
370%. As
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

USCB Financial Holdings, Inc.
2025 10-K
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
arrangements. The
federal banking
agencies proposed
such regulations
in April
2011
and issued
a
second proposed
rule in
April 2016.
The second
proposed rule
would apply
to all
banks, among
other institutions,
with at
least $1.0
billion in
average total
consolidated assets.
In addition,
in May
2024, a
re-proposed rule
was published
that is
intended
to
prohibit
certain
financial
institutions
from
establishing
or
maintaining
incentive-based
compensation
arrangements that encourage inappropriate risk taking by providing covered persons with excessive compensation, fees or benefits that could
lead to material
financial loss at
the financial institution.
Final regulations
have not been
adopted as of
the date of
this Form 10-K.
If adopted, these
or other similar
regulations would impose
limitations on the
manner in which
we may structure
compensation for
our executives
and other employees
that go beyond
the requirements
of GSICP.
The
scope and content
of the federal
banking agencies’
policies on incentive
compensation are continuing
to develop and
are
likely to continue evolving, but the timeframe for finalization, if finalized, of such policies is not known at this time.
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
other
transactions
and
requires
that
all
transactions
be
on
terms
substantially
the
same,
or
at
least
as
favorable
to
the
insured financial institution, as
those provided to
a non-affiliate. The term “covered
transaction” includes the making
of loans
to, purchase of
assets from
and issuance of
a guarantee to
an affiliate
and similar
transactions. Section
23B transactions
also include
the provision
of services
and the
sale of
assets by
an insured
financial
institution to
an affiliate.
In addition,
loans or other
extensions of
credit by the
financial institution
to the affiliate
are to be
collateralized in
accordance with the
requirements set forth in Section 23 of the Federal Reserve
Act.

USCB Financial Holdings, Inc.
2025 10-K
Sections 22(g)
and (h)
of the
Federal Reserve
Act place
restrictions on
loans to
executive officers, directors
and principal
shareholders. Under
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
exceed the institution’s
unimpaired capital and
surplus. Furthermore, Section
22(g) places additional
restrictions on loans to executive officers. At December
31, 2025, the Bank was in compliance with the above restrictions.
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
Plan. The
FDIC
is maintain
ing the
Designated
Reserve
Ratio (“DRR”)
for the
DIF at
2% for
2026.
The assessment
rate
schedules will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing
toward the
FDIC’s long-term
goal of
a 2%
DRR. Progressively
lower assessment
rate schedules
will take
effect
when
the
reserve
ratio
reaches
2%, and
again
when
it reaches
2.5%.
The
revised
assessment
rate
schedule
will
remain in effect unless and until the reserve ratio
meets or exceeds 2%, absent further action by the FDIC.
Under the
FDIA, the
FDIC may
terminate deposit
insurance upon
a finding
that the
institution has
engaged in
unsafe
and unsound
practices,
is in
an unsafe
or unsound
condition
to continue
operations,
or has
violated any
applicable
law,
regulation, rule, order, or condition
imposed by the FDIC.

USCB Financial Holdings, Inc.
2025 10-K
Brokered Deposits
The FDIA
and FDIC
regulations generally
limit the
ability of
an insured
depository institution
to accept,
renew or
roll-
over any brokered deposit
unless the institution's capital
category is "well capitalized"
or, upon
application to and a
waiver
from
the
FDIC,
“adequately
capitalized."
Less-than-well-capitalized
banks
are
also
subject
to
restrictions
on
the
interest
rates that they
may pay on
deposits. The characterization
of deposits as
"brokered" may result
in the imposition
of higher
deposit assessments
on such deposits.
As mandated
by the 2018
Act, the FDIC's
brokered deposit
regulations provide
a
limited exception for reciprocal
deposits for banks that
are well-managed and well
capitalized (or adequately capitalized and
have obtained
a waiver
from the
FDIC as
mentioned above).
Under the
limited exception,
qualified banks
are eligible
for
exemption from
treatment as
"brokered" deposits
up to
$5.0 billion,
or 20%
of the
institution's total
liabilities in
reciprocal
deposits. In
2021, the
FDIC clarified
and modernized
its brokered
deposit regulations
by establishing
clear standards
for
determining whether an
entity qualifies as a
deposit broker,
identifying business relationships
that automatically qualify
for
the
“primary
purpose
exception,”
creating
a
transparent
application
process
for
entities
seeking
that
exception,
and
confirming that third parties with exclusive deposit
-placement arrangements with one institution are
not considered deposit
brokers.
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
including the
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
As a member
of the FHLB
of Atlanta, we are
required to own
capital stock in
the FHLB in
an amount at
least equal to
0.07% (or
7 basis
points), which
is subject
to annual
adjustments, of
the Bank’s
total assets
at the
end of
each calendar
year (up
to a
maximum of
$18.0 million),
plus 4.75%
of our
outstanding advances
(borrowings) from
the FHLB
of Atlanta
and
0.10%
of
the
amount
of
outstanding
letters
of
credit
under
the
activity-based
stock
ownership
requirements.
As
of
December 31, 2025, the Bank was in compliance with
such requirements.
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
X, Section
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
other high-risk customers.
Financial institutions must
also take reasonable
steps to conduct
enhanced scrutiny of
account
relationships to
guard against
money laundering
and to
report transactions
that meet
certain dollar
amount thresholds
as

USCB Financial Holdings, Inc.
2025 10-K
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
of U.S.
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
subject to
effective safeguards and
controls. In December
2023,
FinCEN
issued
regulations
regarding
access
to
the
beneficial
ownership
information
collected
under
the
CTA.
In
March
2025,
as
a
result
of
various
legal
challenges
to
the
CTA,
the
U.S.
Treasury
announced
that
it
was
suspending
enforcement of the
CTA
against domestic reporting
companies and their
beneficial owners. Later
in March 2025,
the U.S.
Treasury issued
a final interim
rule that formally
excepted domestic
reporting companies
and their beneficial
owners from
the
reporting
requirements.
Under
the
interim
final
rule,
only
foreign
reporting
entities
would
need
to
provide
foreign
beneficial ownership information. We and our affiliates have adopted policies, procedures and controls designed to comply
with the BSA, the AML Act, the CTA
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

USCB Financial Holdings, Inc.
2025 10-K
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
•
the Fair
Debt Collection
Practices Act
and Regulation
F,
governing the
manner in
which consumer
debts may
be
collected by collection agencies; and
•
the Real Estate Settlement Procedures Act, and
Regulation X, which governs aspects of the settlement process for residential mortgage loans.
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
non-affiliated
third
party
and
to
not
disclose
account numbers or
access codes to
non-affiliated third parties for
marketing purposes. Federal
banking agencies, including
the
FDIC,
have
adopted
guidelines
for
establishing
information
security
standards
and
cybersecurity
programs
for

USCB Financial Holdings, Inc.
2025 10-K
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
offering of consumer
financial products or
services. The CFPB
has the
authority to
supervise and examine
depository
institutions with more than $10.0 billion
in assets for compliance with federal
consumer laws. The authority to supervise
and
examine depository institutions with $10.0 billion or less in assets, such as the Bank, for compliance with federal consumer laws remains largely with those institutions’ primary federal regulators. However, the CFPB may participate in examinations of these smaller institutions
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
as “covered
funds” (including
not only
hedge funds,
commodity pools
and private
equity funds,
but also
a range
of asset
securitization structures
that do not
meet exemptive
criteria in the
final rules). This
statutory provision
is commonly
called
the “Volcker Rule.” At December 31, 2025, we are not
subject to the Volcker Rule because of our asset
size, which is below
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

USCB Financial Holdings, Inc.
2025 10-K
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
a final rule to modernize
CRA, but in light of litigation,
the
agencies issued a joint proposal
in July 2025 to rescind this
rule and reinstate the CRA framework
that existed prior to the
2023 final rule.
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
The
Company
Class
A
common
stock
is
registered
with
the
SEC
under
Section
12(b)
of
the
Exchange
Act.
The
Company is subject to the
proxy and tender offer
rules, insider trading reporting
requirements and restrictions,
and certain
other requirements under the Exchange Act.
As a public
company,
the Company
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

USCB Financial Holdings, Inc.
2025 10-K
by the SEC.
The SOA represents
significant regulation
of the accounting
profession and
corporate governance
practices,
such as
the relationship
between a
board of
directors and
management and
between a
board of
directors and
its committees.
As directed by the
SOA, the Company’s
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
have
made certain disclosures to
the Company’s auditors and the
audit committee of the
Board of Directors about
the Company’s
internal control over financial reporting;
and they have included information
in the Company’s quarterly
and annual reports
about their evaluation
and whether there
have been changes
in the
Company’s internal
control over
financial reporting
or
in other factors that could materially affect the Company’s
internal control over financial reporting.
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
of their ICFR.
The Company meets
the amended definition
of an accelerated
filer as of
January 1, 2026
and would normally be required to provide an attestation report from its independent auditor assessing the effectiveness of
its ICFR. However, as long as it is an eligible emerging growth company, such auditor attestation requirement will not apply to the Company.
The Company will no
longer be an emerging
growth company as of
December 31, 2026 and
is expected
to
be
required
to
comply
with
the
ICFR
independent
auditor
attestation
report.
In
addition,
the
Bank
remains
subject
to
independent auditor attestation required under FDIC regulations set forth at 12 C.F.R.
§363.3(b).
Available Information
Our website
address is
www.uscentury.com.
Our electronic
filings with
the FDIC
(prior to
the bank
holding company
reorganization) and the SEC (including
all Annual Reports on
Form 10-K, Quarterly Reports on
Form 10-Q, Current Reports
on
Form
8-K,
and
if
applicable,
amendments
to
those
reports)
are
available
free
of
charge
on
the
website
as
soon
as
reasonably practicable after
they are electronically
filed with, or furnished
to, the FDIC
or SEC. The information
posted on
our website is
not incorporated into
this Annual Report
on Form 10-K.
In addition, the
FDIC and the
SEC each maintain
a
website that contains reports and other information that
is filed.

USCB Financial Holdings, Inc.
2025 10-K
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
•
Insufficient
liquidity
could
impair
our
ability
to
fund
operations
and
jeopardize
our
financial
condition,
results
of
operations, growth and prospects.
•
Significant
changes
to
the
size,
structure,
powers
and
operations
of
the
federal
government,
changes
to
U.S.
economic policies,
and
uncertainties
regarding
the potential
for these
changes
may cause
economic
disruptions
that could, in turn, adversely impact our business, results
of operations and financial condition.
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

USCB Financial Holdings, Inc.
2025 10-K
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
•
We face significant
operational risks because
the nature of the
financial services business
involves a high volume
of transactions.
•
We have several large depositor
relationships, the loss of
which could force us to
fund our business through more
expensive and less stable sources.
•
Any change in the Bank's ability to gather brokered deposits may adversely impact the Bank.
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
•
Our current and future uses of artificial intelligence and
other emerging technologies may create additional risks.
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
2025 10-K
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
•
If
we
fail
to
pay
interest
on
or
otherwise
default
on
our
subordinated
notes,
we
will
be
prohibited
from
paying
dividends or distributions on our Class A common stock.
•
We may
issue additional
debt securities,
which would
be senior
to our
common stock
and may cause
the market
price of our Class A common stock to decline.
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
2025 10-K
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
In addition, there are continuing concerns related
to, among other things, the increasing
level of U.S. government debt
and fiscal actions that may be taken to address that debt, price fluctuations of key natural resources, inflation, the potential
resurgence of economic and political tensions with China, the continuing war in Ukraine and the level of oil and natural gas prices due to, among
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
2025 10-K
Our concentration of real estate loans in a limited
market area exposes us to lending risks.
At December 31, 2025, approximately
$1.55 billion, or 71.1%, of our
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
The inflationary
outlook in
the United
States remains
uncertain. As
of December
31, 2025,
the consumer
price index
was 2.7% year-over-year. While this is
a significant reduction to the rate of inflation experienced in 2023 and 2024, it is still
above the FRB’s targeted rate. The risks to
our business from inflation depend on the
durability of the inflationary pressures
in our markets. Although
the FRB has reduced
the federal funds rate
three times in 2024,
and further three times
in 2025,
no assurance can be given that it will continue to do so. At the end of January 2026, the FRB determined not to reduce the
federal funds rate. The
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
2025 10-K
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
Significant changes
to the size,
structure, powers
and operations of
the federal government,
changes to U.S.
economic policies, and
uncertainties regarding
the potential for
these changes may
cause economic
disruptions
that could, in turn, adversely impact our business,
results of operations and financial condition.
The current U.S. administration
has implemented significant changes in
federal priorities and has
taken steps to change
the operations,
structure, and
policy focus
of various
federal agencies,
as well
as regulatory
priorities, policy
approaches
and
interpretations
of
existing
laws
by
those
federal
agencies.
For
example,
recent
executive
actions
and
proposed
legislation has changed agency mandates, modified or reduced federal program funding, altered regulatory frameworks, or adjusted the size and
composition of the
federal workforce. Moreover,
leadership transitions at
key federal agencies
have
impacted or
may impact
rulemaking, supervision,
enforcement, and
examination
priorities across
the financial
regulatory
landscape. These developments in the federal government may
have varying effects on the banking and financial services
industry that are difficult to predict, which makes it difficult for us to anticipate and mitigate attendant risks. Compliance with changing federal and regulatory
priorities could, among
other things, increase
the costs of
operating our business,
reduce
the
demand
for
our
products
and
services,
impact
our
ability
to
achieve
our
business
goals,
and
increase
our
legal,
operational and reputational risks, any or all of which could materially adversely affect our results of operations.
The current U.S. administration also has implemented rapid shifts in macroeconomic policies, such as those relating to trade restrictions and tariffs, which
have created significant uncertainties regarding
U.S. economic growth, the potential for
recession, and concerns
over an increase in
inflation. Slow economic
growth, economic contraction
or recession, or shifts
in broader consumer and business trends would significantly impact our ability to originate loans, the ability of borrowers to repay loans, and the value of the collateral securing loans.
Changes in U.S.
immigration policies, particularly those
that could lead
to mass deportations, may
disrupt key industries
in our region such as construction and
hospitality. These disruptions could exacerbate labor shortages, reduce productivity, and cause financial instability among affected
businesses, impairing the repayment abilities of borrowers
in these sectors.
Other political and economic events within the U.S., including a contentious domestic political environment, changes in
or
disagreements
over
U.S.
monetary
policy
and
actions
of
the
FRB,
disagreements
over
long-term
federal
budget
and
deficit
reduction
plans,
disagreements
over
or
threats
not
to
increase
the
U.S.
government's
borrowing
limit
(or
"debt
ceiling"),
and
risk
of
further
downgrade
of
the
ratings
of
U.S.
government
debt
obligations,
also
may
negatively
impact
financial markets and the U.S. economy.
Further,
the perception
of the
potential for
additional significant
changes in
federal regulatory
or economic
policy has
also increased uncertainty and may exacerbate declines in investor and consumer confidence, which in turn may adversely
impact financial
markets and the broader economy of the United States.
Regional business
and economic
conditions are
a major
driver of
our results
of operations.
Difficult
conditions in
the
regional’s
business
and
economic
environment,
including
those
caused
by the
lack
of stability
and
predictability
of
U.S.

USCB Financial Holdings, Inc.
2025 10-K
policymaking,
may
materially
adversely
affect
our
operating
expenses,
the
quality
of
our
assets,
credit
losses,
and
the
demand for our products and services.
Regional business
and economic
conditions are
a major
driver of
our results
of operations.
Difficult
conditions in
the
regional
business
and
economic
environment,
including
those
caused
by
the
lack
of
stability
and
predictability
of
U.S.
policymaking,
may
materially
adversely
affect
our
operating
expenses,
the
quality
of
our
assets,
credit
losses,
and
the
demand for our products and services.
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

USCB Financial Holdings, Inc.
2025 10-K
During 2022 and 2023, the Federal
Open Market Committee (the “FOMC”)
increased certain benchmark interest
rates
to
reduce
the
rate
of
inflation
to
the
extent
necessary
to
reduce
inflation
to
the
target
rate
that
the
FOMC
believes
is
appropriate.
All of these
increases were expressly made
in response to
inflationary pressures. However, In 2024, the
FOMC
decreased such benchmark
rates three times
followed in 2025
by three additional
decreases
totaling 0.75%. However, there
can be no
assurances as
to any future
FOMC action,
including whether
it continues to
decrease the federal
funds rate or
implements increases. In late January 2026, the
FOMC determined to not change the federal
funds rate at 3.50% to 3.75%.
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
the increases in our
deposit rates while
maintaining
an
acceptable
level
of
deposits.
Due
to
competitive
pressures
in
2023,
we
increased
the
rates
paid
on
our
interest-bearing deposits such that
our weighted average cost
of deposits increased from
0.62% for 2022
to 3.04% for
2023.
However,
in
2024
and
2025,
in
light
of
the
FOMC’s
actions
to
decrease
the
federal
funds
rate
a
total
of
six
times,
we
decreased the
rates paid
on our
interest-bearing deposits. As
a result,
while the
overall cost
of funds
increased, as
compared
to 2022 and 2023, it increased at a slower
pace when compared to the increase
in the cost of deposits from 2022 to
2023.
Finally,
we
cannot
provide
any
assurances
that
we
can
maintain
our
current
levels
of
noninterest-bearing
deposits
as
customers continue
seeking higher-yielding
products due
to the increased
interest rates
being paid on
deposits currently,
as compared to rates in early 2024 and 2023 and 2022.
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

USCB Financial Holdings, Inc.
2025 10-K
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
months.
At
December
31,
2025,
our
total
commercial
investor
real
estate
loans,
including
loans
secured
by
apartment
buildings, commercial real estate, and construction and land loans represented 370% of the Bank’s total risk-based capital.
However,
the growth
in the
commercial real
estate portfolio
did not
exceed 50%
over the
preceding 36
months but
it has
exceeded the threshold in prior
periods. The particular focus of
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

USCB Financial Holdings, Inc.
2025 10-K
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
.
SBA lending programs typically guarantee 75% of the
principal on an underlying loan. If the
SBA establishes that a loss
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
conceal the source and
use
of
illicit
funds.
Consequently,
we
may
have
a
higher
risk
of
non-compliance
with
the
BSA
and
other
anti-money
laundering (“AML”) rules and regulations including the AML Act due to our correspondent banking relationships with foreign
financial institutions.
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

USCB Financial Holdings, Inc.
2025 10-K
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

USCB Financial Holdings, Inc.
2025 10-K
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

USCB Financial Holdings, Inc.
2025 10-K
due to
potential adverse publicity. In the
event of a
breakdown in our
internal control systems,
improper operation of
systems
or improper employee actions, we could suffer financial
loss, face regulatory action, and/or suffer damage to
our reputation.
We have several
large depositor relationships,
the loss of which
could force us to
fund our business
through
more expensive and less stable sources.
Withdrawals of deposits by any
one of our largest depositors
could force us to
rely more heavily on more expensive
and
less
stable
funding
sources.
Consequently,
the
occurrence
of
such
event
could
have
a
material
adverse
effect
on
our
business, financial condition and results of operations. At
December 31, 2025, our top 10 depositors held 15.5% of
our total
deposit portfolio. As of December 31, 2025, 49% of our deposits are estimated to be FDIC-insured. At such date, our
public
funds are 7%
of total deposits
and are partially
collateralized. The
estimated average account
size of our
deposit portfolio
is
$113
thousand
as
of
December 31,
2025.
In
addition,
the
Bank
was
considered
a
“well
capitalized”
institution
as
of
December 31, 2025 and 2024.
Any change in the Bank's ability to gather brokered
deposits may adversely impact the Bank.
Failure to maintain
the Bank's status as
a "well capitalized" institution
could have an adverse
effect on us, and
our ability
to fund
our operations.
The Bank
uses brokered
deposits to
assist in
funding its
loan and
other financing
products. As
of
December
31,
2025,
11%
of
our
total
deposits
consisted
of
brokered
deposits.
Should
the
Bank
ever
fail
to
be
well
capitalized
in
the
future
as
a
result
of
not
meeting
the
well
capitalized
requirements
or
the
imposition
of
an
individual
minimum capital
requirement
or similar
formal
requirement,
then,
the
Bank would
be
prohibited,
absent
waiver
from the
FDIC, from utilizing brokered deposits
(i.e., no insured depository institution
that is deemed to be
less than "well capitalized"
may accept, renew or
rollover brokered deposits absent a
waiver from the
FDIC). In such event,
such a result
could produce
material adverse
consequences for
the Bank with
respect to
liquidity and could
also have
material adverse
effects on
our
financial condition
and results
of operations.
Further,
depending on
the Bank's
condition in
the future
and its
reliance on
these deposits
as a
source
of funding,
the
FDIC could
increase the
surcharge
on
our brokered
deposits.
If
we are
ever
required
to
pay
higher
surcharge
assessments
with
respect
to
these
deposits,
such
payments
could
be
material
and
therefore could have
a material adverse
effect on our
financial condition and
results of operations.
In addition, changes
to
FDIC regulations regarding brokered deposits
or interpretations of such
regulations by federal banking agencies could
have
an adverse impact on the Bank’s ability to accept
brokered deposits. Additionally,
brokered deposits are highly sensitive to
changes in interest rates and, accordingly,
can be a more volatile source of funding.
Use of brokered deposits involves the
risk that growth supported by such deposits would be halted, or the Bank’s liquidity adversely impacted, if the
rates offered
by the
Bank were
less than
those offered
by other
institutions seeking
such deposits,
or if
depositors were
to perceive
a
decline in the Bank’s safety and soundness, or both.
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

USCB Financial Holdings, Inc.
2025 10-K
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

USCB Financial Holdings, Inc.
2025 10-K
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
Luis de la Aguilera,
our Chairman, President
and Chief Executive
Officer,
Robert
Anderson,
our
Chief
Financial
Officer,
Nicholas
Bustle,
our
Chief
Lending
Officer,
and
William
Turner,
our
Chief
Credit
Officer,
is
important
to
our
continuing
success.
Although
we
have
entered
into
employment
or
change-in-control
agreements
with
certain
members
of
our
executive
and
senior
management
team,
including
Messrs.
de
la
Aguilera,
Anderson, Bustle
and Turner,
no assurance
can be
given that
these individuals
will continue
to be
employed by
us. The
loss of any of these
individuals could negatively affect
our ability to achieve our
growth strategy and could
have a material
adverse effect on our business and results of operations.

USCB Financial Holdings, Inc.
2025 10-K
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
2025 10-K
We
continually
encounter
technological
change,
and
we
may
have
fewer
resources
than
many
of
our
competitors to invest in technological improvements.
The financial
services
industry
continues to
undergo
rapid
technological
changes
with
frequent
introductions
of new
technology-driven products
and services,
including recent
and rapid
developments in
artificial intelligence
(“AI”) including
agentic AI. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce
costs. Our future
success will depend,
in part, upon
our ability to
address the needs
of our clients
by using
technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies
in
our
operations,
including
through
AI
capabilities.
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
regulators
increasingly
require
transparency
and
explainability
in
AI-driven
decision-making.
The
legal
and
regulatory
environment for AI is uncertain and rapidly evolving, potentially increasing compliance cost and risk of non-compliance.
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
to our data or
that of our customers
or clients. Similar
to other companies,
our risks and exposures
related
to cybersecurity attacks have increased as a result of the related increased reliance on remote working and the increase in digital
operations.
Such
risks
and
exposures
are
expected
to
remain
high
for
the
foreseeable
future
due
to
the
rapidly
evolving nature
and sophistication of
these threats
and the
expanding use
of technology, as our
web-based product offerings
grow and
we expand
internal usage
of web-based
applications.
Cybersecurity
risk and
other security
matters are
also a
major focus of regulatory authorities.

USCB Financial Holdings, Inc.
2025 10-K
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

USCB Financial Holdings, Inc.
2025 10-K
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
Code of
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

USCB Financial Holdings, Inc.
2025 10-K
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
We will
cease to be
an emerging
growth
company no later
than December 31,
2026. To
prepare for compliance
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

USCB Financial Holdings, Inc.
2025 10-K
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
Regulations affecting
banks and
other financial
institutions are
undergoing continuous
review and
frequently change,
and the ultimate effect of such changes cannot be predicted. Changes to the legal and regulatory framework governing our operations, including the Dodd-Frank Act and the 2018 Act, have significantly revised the laws and regulations under which
we operate. Such regulations
and laws may be modified
or repealed at any time,
and new legislation may be
enacted that
will affect us and our subsidiaries.
Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference
in
interpretation,
could
subject
us
to
restrictions
on
our
business
activities,
enforcement
actions
and
fines
and
other
penalties,
any
of
which
could
adversely
affect
our
results
of
operations,
regulatory
capital
levels
and
the
price
of
our
securities. Further, any new laws, rules
and regulations, such as were imposed under the Dodd-Frank
Act or the 2018 Act,
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

USCB Financial Holdings, Inc.
2025 10-K
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
weights. The rules apply to us.
The Basel III rules increased
capital requirements and included
two new capital measurements,
a risk-based common
equity Tier 1 ratio
and a capital conservation buffer.
Common Equity Tier
1 (CET1) capital is a subset
of Tier 1 capital
and
is limited to common
equity (plus related surplus), retained earnings,
accumulated other comprehensive income and certain
other
items.
Other
instruments
that
have
historically
qualified
for
Tier
1
treatment,
including
noncumulative
perpetual
preferred stock,
are consigned
to a
category known
as Additional
Tier
1 capital
and must
be phased
out of
CETI over
a
period of
nine years
beginning in
2014. In
order to
be a
“well-capitalized” depository
institution under
the new
regime, an
institution must maintain a
CET1 capital ratio of 7.0%
or more; a Tier
1 capital ratio of 8.5%
or more; a total capital
ratio of
10.5%
or more;
and
a
Tier
1 leverage
ratio
of
4% or
more. Institutions
must
also
maintain
a capital
conservation
buffer
consisting of
common equity
Tier
1 capital
(which amount
(2.5%) is
reflected above
in the
CET1, Tier
1 and
total capital
ratios). In addition
to the higher
required capital
ratios and
the new
deductions and
adjustments, the
final rules
increased
the risk weights
for certain assets,
meaning that we
will have to
hold more capital
against these assets. We
are also required
to hold capital against short-term commitments that are not
unconditionally cancellable.
While we currently meet the requirements of
the Basel III-based capital requirements, we may fail to
do so in the future.
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

USCB Financial Holdings, Inc.
2025 10-K
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
stock. Due
to the
fact that
the Bank
has negative
retained earnings,
the Bank
may not
pay dividends
to the
Company without
the prior
approval of
the FDIC.
Similarly,
we
have agreed to notify the Federal Reserve before declaring
and paying any dividends on our Class A common stock.
If we fail to
pay interest on
or otherwise default
on our subordinated
notes, we will
be prohibited from
paying
dividends or distributions on our Class A common
stock.
As
of
December
31,
2025,
we
had
$40.0
million
of
subordinated
notes
outstanding.
The
indenture
under
which
the
subordinated
notes
were
issued
prohibits
us
from
paying
any
dividends
on
our
common
stock
or
making
any
other
distributions
to
our
shareholders
upon
our
failure
to
make
any
required
payment
of
principal
or
interest
or
during
the
continuance
of
an event
of
default
under
the
applicable
agreement.
Events
of
default
generally
consist
of,
among other
things, certain events
of bankruptcy,
insolvency or liquidation
relating to us.
If we were
to fail to
make a required
payment
of principal or interest
on our subordinated
notes, it could have
a material adverse effect on
the market value of
our common
stock.

USCB Financial Holdings, Inc.
2025 10-K
We
may
issue
additional
debt
securities,
which
would
be
senior
to
our
common
stock
and
may
cause
the
market price of our Class A common stock to decline.
We have issued $40.0 million in aggregate principal amount of 7.625% Fixed-to-Floating Rate Subordinated Notes due
2035. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include
senior or
additional subordinated
notes, classes
of preferred
shares
and/or common
shares. Holders
of our
common stock are
not entitled to
preemptive rights or
other protections against
dilution. Preferred shares
and debt, if
issued,
have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our
ability to
make
a
distribution
to
the
holders
of
our
common
stock.
Future
issuances
and
sales
of
parity
preferred
stock,
or
the
perception that
such
issuances
and sales
could occur,
may also
cause
prevailing
market price
for our
Class
A common
stock to decline
and may adversely
affect our
ability to raise
additional capital
in the financial
markets at times
and prices
favorable to us. Further issuances of our Class A common stock could be dilutive to holders of our Class A common stock.
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

USCB Financial Holdings, Inc.
2025 10-K
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
L.P.
and Patriot Financial
Partners Parallel II, L.P.
(collectively,
"Patriot"), and Priam
Capital Fund II,
LP
("Priam,"
and
together
with
Patriot,
the
"Significant
Investors").
As
of
February
28,
2026
Patriot
and
Priam
own
approximately 10.4% and 21.8%, respectively, of our outstanding shares of Class A common stock. In addition, Patriot and
Priam are
each entitled
to nominate
a director
to our
Board and
have certain
subscription rights
to purchase
new equity
securities that we
issue in the
future, in each
case as long
as certain equity
ownership criteria
are met. Patriot
and Priam
also have
certain registration rights
(which they
have exercised), including
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

USCB Financial Holdings, Inc.
2025 10-K
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
Incorporation prohibit any
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
2025 10-K
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy Overview
Customers depend
on the
Company to
safeguard
nonpublic personal
information
gathered and
stored in
connection
with the
services we
provide. The
Company understands
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
and provides
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
(“NIST”) Framework and the Cyber Risk
Institute Framework (“CRI
Framework”) to help
management identify its
risks and determine
the Company’s
cybersecurity
posture.
Through
the
implementation
of rigorous
procedures
and controls,
augmented
by ongoing
training
initiatives
for
both management and
staff, the institution
cultivates a safe
cybersecurity environment. This
approach encompasses diverse
methodologies
including
defense-in-depth
and
proactive
security
awareness
training
aimed
at
fortifying
the
institutions’
cybersecurity controls and fostering a resilient operational framework.
Assessment and Response to Cybersecurity Threats
It is the policy of
the Company and its
technology service providers
(“TSPs”) to ensure that
they can identify,
mitigate,
and respond to cyber-attacks involving destructive
malware and invasive attacks such
as phishing, ransomware, malware,
DDoS
attacks,
etc.
This
commitment
aligns
with
the
Company’s
risk
appetite,
Incident
Response
Policy,
and
Business
Continuity Plan,
which incorporates
business continuity
planning and
testing activities
to enhance response
and recovery
capabilities.
The Company recognizes that it faces a variety of risks from cyber-attacks involving destructive malware, including liquidity, capital, operational, and
reputation risks, due
to events such
as fraud, data
loss, and disruption
of customer
service.
As such,
it is
the policy
of the
Company to
ensure that
its risk
management processes,
and business
continuity planning
address these risks by:
●
Establishing
a
comprehensive
governance
program
encompassing
policies
and
procedures
to
administer
and
oversee
the
information/cybersecurity
programs
to
ensure
adherence
to
regulatory
guidance
and
industry
best
practices.
●
Securely configuring systems and services to mitigate the impact of cyber-threats. This includes measures such as logical network segmentation, backups, maintaining an inventory of authorized devices and software, and physical
segmentation
of
critical
systems.
Consistency
in
system
configuration
fosters
a
secure
network
environment
by
removing or disabling unused applications, functions, or components.
●
Implementing and testing
controls around critical
systems on a regular
basis to ensure appropriate
access control
and segregation of duties. Limits on sign-on attempts
for critical systems are enforced, with accounts
being locked
when
the
threshold
are
met.
Alert
systems
notify
of
baseline
control
changes
on
critical
systems,
with
the
effectiveness and
adequacy of
controls periodically
tested and
the results
reported to
senior management
and, if
applicable,
the
Risk
Committee,
along
with
recommended
risk
mitigation
strategies
and
the
progress
of
actions
taken to remediate findings.
●
Performing security
monitoring, prevention,
and risk
mitigation activities
to ensure
the effectiveness
of protection
and detection systems.
This includes maintaining
up-to-date intrusion detection
systems, antivirus protection,
and
properly configured
firewall
rules. Systems
are monitored
to
identify,
prevent,
and contain
cyber-attack
attempts
from all sources.

USCB Financial Holdings, Inc.
2025 10-K
●
Maintaining robust business
continuity planning processes
to swiftly
recover, resume, and maintain
operations post-
cyber-attack incidents
involving destructive
malware. These
processes encompass
data and business
operations
recovery,
network
capability
rebuilding,
and
data
protection
for
offline
backups
in
the
event
of
cyber-attacks
impacting the Company and/or its critical service providers.
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
the Audit
and Risk
Committee of
the Board
(“ARC”) review
reports submitted
by the
RMCD detailing
the
Company’s
inherent
and
residual
cybersecurity
risk,
program
sophistication
level,
and
high-risk
threats
identified
in
the
cybersecurity risk assessment.
The
ARC
oversees
the
development
and
maintenance
of
the
information
security
program,
holding
management
accountable.
Management
committees
ensure
program
integration
and
effectiveness,
with
the
RMCD
responsible
for
cybersecurity controls
and procedures.
The ARC
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
Engagement with Third Party Vendors
The engagement of critical third-party providers introduces a range of potential risks that can affect the Bank’s strategic
direction, reputation, daily
operations, transaction integrity,
credit exposures, financial
stability,
technological environment,
and compliance posture. Providers whose services include the transmission, storage, or processing of non-public personal
information
present heightened
compliance risks,
particularly
with respect
to the
requirements
of the
GLB
Act and
other
applicable Privacy Laws and Regulations.
The
Bank
has
established
general
guidelines
to
support
the
identification,
risk
assessment,
monitoring,
and
management of risks related
to the engagement of
third-party providers or vendors.
This framework ensures that risks
are
addressed proactively and in accordance with regulatory
expectations.
Risk assessment for
critical providers may
require the involvement
of specialized personnel,
including the compliance
officer, technology officers, finance officers,
internal auditors, and
legal counsel. Their
participation is essential
for identifying
potential risks arising
from third-party relationships,
defining performance criteria,
establishing internal controls,
specifying
reporting requirements, and ensuring
contractual obligations are in
place for ongoing risk assessment
and mitigation. This
collaborative approach helps maintain the integrity and security of the
Bank’s operations while meeting regulatory and legal
standards.
Compliance with Regulatory Standards
As noted above, annual testing, or more frequently
if deemed necessary,
of cybersecurity controls and procedures
will
be conducted
to ensure
compliance. In
instances of
identified deficiencies
or vulnerabilities,
remedial action
plans will
be
implemented to rectify issues or establish mitigating controls. Any exceptions deemed significant will be promptly reported,
with remediation efforts prioritized.
Annually,
or
as
required,
the
RMCD
will
provide
a
comprehensive
report
to
the
ARC
or
a
designated
committee
regarding
the
status
of
the
cybersecurity
program.
This
report
will
encompass
internal
assessments,
utilization
of
the
Cybersecurity Assessment, and discussion of other significant program matters.

USCB Financial Holdings, Inc.
2025 10-K
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
See Note 4 “Leases” and Note 5 “Premises and Equipment” to the Consolidated
Financial Statements included in Item
8 in this Annual Report on Form 10-K for additional information.
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
Item 4.
Mine Safety Disclosures
Not applicable.

USCB Financial Holdings, Inc.
2025 10-K
PART II
Item 5.
Market
for
Registrant’s
Common
Equity,
Related
Stockholder
Matters
and
Issuer
Purchases
of
Equity
Securities
(a)
Market Information
In July
2021, the Bank’s
Class A common
stock began trading
on the
Nasdaq Stock Market
under ticker
symbol “USCB”.
Effective December
30, 2021,
the Company
acquired all
issued and
outstanding shares
of Class
A common
stock of
the
Bank
in
connection
with
the
bank
holding
company
reorganization.
Each
of
the
outstanding
shares
of
the
Bank’s
common
stock
formerly
held
by
its
shareholders
was
converted
into
and
exchanged
for
one
newly
issued
share
of
the
Company’s Class A common stock. The Company’s
Class A common stock is also listed on the Nasdaq Stock
Market and
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
As of December 31, 2025, our
Class B common stock is
not listed or traded
on any stock exchange and
no shares were
issued and outstanding at such date.
Holders
As of
February
28,
2026,
the
Company’s
Class
A common
shares
were held
by
approximately
550 shareholders
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
See Note 10 ”Equity Based
and Other Compensation Plans” to
the Consolidated Financial Statements
included in this
Annual Report Form on 10-K for additional information
required.

USCB Financial Holdings, Inc.
2025 10-K
Recent Sales of Unregistered Securities
The Company did not sell any of its equity securities during
2025 that were not registered under the Securities
Act.
Purchases of Equity Securities by Issuer and Other Affiliates
On January 24,
2022, the Board
of Directors approved
the first share
repurchase program
of up to
750,000 shares
of
Class A common stock. On April
22, 2024 the Board of
Directors approved the second share repurchase
program of up to
500,000 shares of
Class A common
stock. Under the
repurchase programs,
the Company may
purchase shares
of Class
A
common
stock
on
a
discretionary
basis
from
time
to
time
through
open
market
repurchases,
privately
negotiated
transactions, or otherwise
in compliance with
Rule 10b-18 under
the Exchange Act.
As of December 31,
2025, the Company
had
repurchased
9,671
shares
of
Class
A
common
stock
under
the
first
program
and
no
shares
under
the
second
repurchase
program.
The
Company
did
not
repurchase
any
of
its
equity
securities
for
the
quarter
ended
December 31,
2025.
As
of
December 31,
2025,
528,309
shares
remained
authorized
for
repurchase
under
the
Company’s
two
stock
repurchase programs.
During the
year ended
December 31,
2025, the
Company
repurchased
2.0 million
shares of
Class
A common
stock
from certain
institutional shareholders
through privately
negotiated transactions,
at a weighted
average price
per share of
$17.19.
The
aggregate
purchase
price
for
these
transactions
was
approximately
$34.4
million.
The
repurchases
were
supplemental and not part of the Company’s two
previously announced stock repurchase programs described
above.
Item 6.
Reserved

USCB Financial Holdings, Inc.
2025 10-K
Item 7.
Management's Discussion and Analysis of Financial Condition
and Results of Operations
Management’s
discussion
and
analysis
of
financial
condition
and
results
of
operations
analyzes
the
consolidated
financial condition and results of operations of the Company and the Bank, its wholly owned subsidiary, for the years ended
December 31,
2025
and
2024.
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

USCB Financial Holdings, Inc.
2025 10-K
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
the
negative
of
these
terms,
as
well
as
other
similar
words and expressions of the
future, are intended to identify forward-looking statements.
These forward-looking statements
include statements related to
our projected growth, anticipated
future financial performance, and
management’s long-term
performance goals, as well as statements
relating to the anticipated effects
on results of operations and financial condition
from
expected
developments
or
events,
or
business
and
growth
strategies,
including
anticipated
internal
growth
and
potential future additional balance sheet restructuring.
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
•
legislative or
regulatory changes and
changes including the
enactment of the
One Big Beautiful
Bill Act
and changes
in accounting principles, policies, practices or guidelines, including the on-going effects of the CECL standard
;
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
•
the effects of potential new or increased tariffs,
retaliatory tariffs and trade restrictions;
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

USCB Financial Holdings, Inc.
2025 10-K
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
Overview
For the year ended December 31, 2025, the Company reported net income of
$26.1 million compared with net income
of $24.7 million for the year ended December 31, 2024.
In
evaluating
our
financial
performance,
we
consider
the
level
of
and
trends
in
net
interest
income,
the
net
interest
margin, the
cost of
deposits, growth
and composition
of our
loan portfolio,
levels and
composition of
non-interest income
and non-interest
expense,
performance
ratios,
asset
quality ratios,
regulatory
capital
ratios,
and any
significant
event or
transaction.
The following significant highlights are of note for the year ended December 31, 2025:
•
Net interest income
before provision
for credit losses
totaled $83.6
million, an
increase of $13.7
million or 19.6%,
compared to $69.9 million for the year ended December
31, 2024.
•
Net interest margin (“NIM”) was 3.20% for the year
ended December 31, 2025, an improvement from 2.94% for the
year ended December 31, 2024.
•
Total assets
grew to
$2.8 billion
at December 31,
2025,
an increase
of $210.3
million or
8.1%, compared
to $2.6
billion at December 31, 2024.
•
Total loans held for investment
grew to $2.2 billion
at December 31, 2025,
an increase of $216.4
million or 11.0%,
compared to $2.0 billion at December 31, 2024.
•
Return on average assets for the year ended December
31, 2025 was 0.96% compared to 0.99%
for 2024.
•
Return on average
stockholders’ equity for
the year ended
December 31, 2025
was 11.79% compared
to 12.11%
for 2024.
•
Nonperforming assets totaled $3.1 million at December
31, 2025 compared to $2.7 million at December 31, 2024.
•
The
Bank
maintained
its
strong
capital
position.
As
of
December 31,
2025,
the
Bank
was
well-capitalized
for
regulatory capital purposes,
with a
total risk-based capital
ratio of 13.67%,
a tier 1
risk-based capital ratio
of 12.47%,
a
common
equity
tier
1
capital
ratio
of
12.47%,
and
a
leverage
ratio
of
9.65%. As
of
December 31,
2025
and
December 31, 2024, all of the Bank’s regulatory capital ratios exceeded the thresholds to be well-capitalized under the applicable
bank regulatory
requirements. The
Company,
as a
small
bank holding
company,
is not
subject
to
regulatory capital requirements.
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
of $17.19.
The aggregate
purchase
price for
these transactions
was
approximately
$34.4 million.
The
repurchases
were
supplemental
and
not
part
of
the
Company’s
two
previously
announced
stock
repurchase
programs.
•
During the fourth quarter
of 2025 the Company
executed a portfolio restructuring
strategy which resulted in
a sale
of $44.6
million of
its lower-yielding
available-for sale
securities for
a pre-tax
loss of
$7.5 million.
The majority
of
proceeds from the sale were reinvested into loans at quarter-end.

USCB Financial Holdings, Inc.
2025 10-K
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
of
the
date
of
the
financial
statements
and,
as
this
information
changes,
actual
results
could
differ
from
the
estimates,
assumptions
and
judgments
reflected
in
the
financial
statements.
In
particular,
management
has
identified
accounting
policies that, due to
the estimates, assumptions
and judgments inherent
in those policies, are
critical in understanding
our
financial statements.
Management
has presented
the application
of these
policies
to the
audit and
risk committee
of our
Board.
Allowance for Credit Losses - Loans
The allowance for credit
losses (“ACL”) is
a valuation allowance that
is established through charges
to earnings in the
form of
a provision for
credit losses. The
amount of the
ACL is
affected by the
following: (i) charge-offs
of loans that
decrease
the allowance;
(ii) subsequent
recoveries on
loans previously
charged off
that increase
the allowance;
and (iii)
provisions
for credit losses charged to income that increase or decrease the allowance. Management considers the policies related to the ACL as the most critical to the Company’s financ
ial statement presentation.
ACL is calculated using
CECL methodology.
The CECL methodology
measures expected credit
losses and applies to
financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies
to off
-balance
sheet
credit
exposures
not
accounted
for
as insurance
(e.g.,
loan
commitments,
standby
letters
of credit,
financial guarantees,
and similar
instruments), as
well as
net investments
in leases
recognized by
lessors in
accordance
with
Topic
842
on
leases.The
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

USCB Financial Holdings, Inc.
2025 10-K
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
As of December 31, 2025, for every
100 basis points increase in the HPI
index, the
forecast reduces
reserves by
approximately $398
thousand and
about 2
basis points
to the
reserve coverage
ratio, everything else being
constant. This sensitivity analysis
provides a hypothetical result
to assess the sensitivity
of the
ACL and does not represent a change in management’s
judgement.
As of
December 31, 2025,
we stress
tested two
qualitative factors
in our
commercial real
estate loan
pool, as
it’s the
largest segment
in our
portfolio. We
evaluated the
impact of
a change
in the
qualitative factors
from no
risk to
maximum
loss to
measure the
sensitivity of
the qualitative
factors. The
change resulted
in a
$10.3 million
or 39.6%
increase in
the
ACL. This sensitivity
analysis provides a
hypothetical result to
assess the sensitivity
of the ACL
and does
not represent a
change in management’s judgement.
The Company calculates a reserve for unfunded commitments, distinct from the allowance for credit losses reported in
accrued interest
and other liabilities.
This reserve
is determined
using both quantitative
and qualitative
factors identical
to
those applied to the collectively evaluated loan portfolio.
Results of Operations
General
The following tables
present selected balance sheet, income statement, and profitability ratios for the dates and for the periods indicated (in thousands, except ratios):
As of December 31,
2025 2024
Consolidated Balance Sheets:
Total
assets
$ 2,791,540 $ 2,581,216
Total
loans held for investment
(1)
$ 2,189,257 $ 1,972,848
Total
deposits
$ 2,345,080 $ 2,174,004
Total
stockholders' equity
$ 217,183 $ 215,388
(1)
Loan amounts include deferred fees/costs.
Years Ended December 31,
2025 2024
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 83,630 $ 69,936
Provision for credit losses
$ 2,297 $ 3,157
Total
non-interest income
$ 6,592 $ 12,740
Total
non-interest expense
$ 52,009 $ 47,042
Net income
$ 26,100 $ 24,674
Net income available to common stockholders
$ 26,100 $ 24,674
Profitability:
Efficiency ratio
57.65% 56.90%
Net interest margin
3.20% 2.94%
The Company’s results
of operations
depend substantially on
net interest income
and non-interest income.
Other factors
contributing to the
results of operations
include our provision
for credit losses,
non-interest expense, and
the provision for
income taxes.
Net income
for the
year ended
December 31, 2025
was $26.1 million
,
compared with
net income
of $24.7 million
for
the same
period in
2024. The Company
reported
net income
per diluted
share for
the year
ended December 31,
2025 of
$1.33 compared to net income per diluted share for the
same period in 2024 of $1.24.

USCB Financial Holdings, Inc.
2025 10-K
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
2025 10-K
The following table
contains information
related to average
balances, average
yields on assets,
and average
costs of
liabilities for the periods indicated (in thousands).
Years Ended December 31,
2025 2024
Average
Balance
(1)
Interest Yield/Rate
Average
Balance
(1)
Interest Yield/Rate
Assets
Interest-earning assets:
Loans
(2) $ 2,069,039 $ 128,160 6.19% $ 1,862,013 $ 115,236 6.19%
Investment securities
(3) 460,089 13,715 2.98% 427,567 11,480 2.68%
Other interest-earning assets
86,183 3,612 4.19% 88,758 4,517 5.09%
Total
interest-earning assets
2,615,311 145,487 5.56% 2,378,338 131,233 5.52%
Non-interest earning assets
105,874
108,215
Total
assets
$ 2,721,185
$ 2,486,553
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits
$ 51,803 1,283 2.48% $ 54,667 1,509 2.76%
Savings and money market deposits
1,255,719 38,027 3.03% 1,109,853 40,098 3.61%
Time deposits
470,213 18,104 3.85% 326,373 13,354 4.09%
Total
interest-bearing deposits
1,777,735 57,414 3.23% 1,490,893 54,961 3.69%
FHLB advances
86,382 3,238 3.75% 158,484 6,336 4.00%
Subordinated notes
16,463 1,205 7.32% - - - %
Total
interest-bearing liabilities
1,880,580 61,857 3.29% 1,649,377 61,297 3.72%
Non-interest-bearing demand deposits
577,232
596,073
Other non-interest-bearing liabilities
41,955
37,399
Total
liabilities
2,499,767
2,282,849
Stockholders' equity
221,418
203,704
Total
liabilities and stockholders' equity
$ 2,721,185
$ 2,486,553
Net interest income
$ 83,630
$ 69,936
Net interest spread
(4)
2.27%
1.80%
Net interest margin
(5)
3.20%
2.94%
(1)
Average balances - Daily average balances are used
to calculate yields/rates.
(2)
Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred
loan fees, net of deferred loan costs.
(3)
At fair value except for securities held to maturity. This amount includes
FHLB stock.
(4)
Net interest spread is the weighted average
yield earned on total interest-earning assets
minus the weighted average rate paid on total interest-
bearing liabilities.
(5)
Net interest margin is the ratio of net interest
income to average total interest-earning assets.
Net interest
income before
the provision
for credit
losses was
$83.6 million for
the year
ended December 31,
2025, a
increase of $13.7
million or 19.6%,
from $69.9 million
for the year
ended December 31,
2024. The increase
was primarily
driven by a decrease in the weighted ‑ average rates paid on interest ‑ bearing liabilities, which lowered overall funding costs, combined with higher weighted
‑
average yields on interest
‑
earning assets. In addition, growth in the
loan portfolio increased
the volume of interest
‑
earning assets, further contributing to the increase in net
interest income.
The
net
interest
margin
(“NIM”)
was
3.20%
for
the
year
ended
December 31,
2025
and
2.94%
for
the
year
ended
December 31, 2024. The NIM increased
primarily due to a decrease
in the weighted average rate
paid on interest-bearing

USCB Financial Holdings, Inc.
2025 10-K
liabilities, in
particular a
decrease in
weighted average
rate paid
on saving
and money
market deposits.
The decrease
in
our cost of funds was primarily due to the interest rate
market.
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
The
provision
for
credit
loss
for
the
year
ended
December 31,
2025,
was
$2.3
million
compared
to
$3.2
million
in
provision expense for the
same period in 2024. The ACL as a
percentage of total
loans was 1.16%
at December 31, 2025
compared to 1.22% at December
31, 2024. The ratio of ACL to total loans decreased due
to several payoffs of individually
reserved
loans during 2025 and the improvement of the expected loss
rate for various categories of pooled loans.
See “Allowance
for Credit
Losses” below
for further
discussion on
how the
ACL was
calculated for
the periods
presented.
Non-Interest Income
Net interest income
and other types of
recurring non-interest
income are generated
from our operations.
Our services
and products generate service charges and
fees, mainly from our depository accounts.
We also generate income from
our
interest
swap
program
and
from
the
gain
on
sale
of
loans
though
our
SBA program.
In
addition,
we
own
life
insurance
policies on several
key employees and
generate income reflecting
the increase in
the cash surrender
value of these
policies.
The following table presents the components of non-interest
income for the periods indicated (in thousands):
Years Ended December 31,
2025 2024
Service fees
$ 9,603 $ 8,839
(Loss) gain on sale of securities available for sale, net
(7,526) 14
Gain on sale of loans held for sale, net
1,001 747
Other non-interest income
3,514 3,140
Total
non-interest income
$ 6,592 $ 12,740
Non-interest income
for the
year ended
December 31, 2025
was $6.6
million compared
to $12.7
million for
the same
period in
2024. This
decrease was
primarily driven
by a
$7.5 million
loss on
sale of
securities available
for sale
resulting
from a portfolio restructuring strategy
approved by the Board of
Directors and implemented in December 2025.
The portfolio
restructuring strategy
resulted in
the sale of
lower-yielding available-for-sale
securities at
a loss in
order to better
position
our securities portfolio.
Proceeds from the sale
transactions were primarily
reinvested in assets
bearing higher yields
than
those on the securities that were
sold. Service fees increased $764
thousand or 8.6%, primarily due
to title insurance fees
and prepayment
penalties.
The gain
on sale
of SBA 7a
loans increased
$254 thousand
or 34.0%,
and other
non-interest
income
increased
$374
thousand
or
11.9%,
primarily
due
to
increases
in
the
cash
surrender
values
of
bank-owned
life
insurance policies.
Non-Interest Expense
The following table presents the components of non-interest
expense for the periods indicated (in thousands):
Years Ended December 31,
2025 2024
Salaries and employee benefits
$ 32,167 $ 28,793
Occupancy
5,330 5,258
Regulatory assessment and fees
1,637 1,766
Consulting and legal fees
1,941 1,568
Network and information technology services
2,324 1,993
Other operating
8,610 7,664
Total
non-interest expense
$ 52,009 $ 47,042

USCB Financial Holdings, Inc.
2025 10-K
Non-interest expense
for the
year ended
December 31, 2025
increased $5.0 million
or 10.6%,
compared to
the year
ended December 31, 2024.
The increase is
primarily due to
$3.4 million or
11.7% increase in
salaries and employee
benefits
consisting of a $2.2
million or 11.0% increase
due to merit
promotions and new hires,
a $455 thousand or
13.6% increase
in benefits
(health insurance)
and payroll
taxes,
and a
$876 thousand
increase in
stock-based
compensation due
to the
Company’s favorable financial performance in 2025. Other operating expense had an increase of $946 thousand or 12.3%
consisting of
an increase
of $204
thousand in
item processing,
$146 thousand
in internet
banking fees,
a $169
thousand
increase
in
promotional
expense,
a
$207
thousand
increase
in
director
fees,
and
a
$220
thousand
in
other
operating
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
Income tax
expense for
the year
ended December
31, 2025
was
$9.8 million,
compared
to $7.8 million
for the
year
ended December 31,
2024. The effective
tax rate
increased to 27.3%
for the year
ended December 31,
2025 from 24.0%
for the
year ended
December 31, 2024.
The increase
in effective
tax rate
in 2025
was due
primarily to
the recognition
of
$1.1 million of state tax liability expense for the year ended December 31, 2024. The state tax liability expense was related
to taxes due on interest income on loans whose collateral
is located outside the State of Florida.
The Company did not have any tax-exempt securities
at both December 31, 2025 and December 31, 2024.
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
Years Ended 2025 vs. 2024 Years Ended 2024 vs. 2023
Increase (decrease) due to change in Increase (decrease) due to change in
Volume Rate
Net
Change Volume Rate
Net
Change
Interest-earning assets:
Loans (1)
$ 12,812 $ 112 $ 12,924 $ 13,949 $ 13,403 $ 27,352
Investment securities (2)
873 1,362 2,235 90 1,378 1,468
Other interest-earning assets
(130) (775) (905) 1,077 319 1,396
Total increase in interest income
$ 13,555 $ 699 $ 14,254 $ 15,116 $ 15,100 $ 30,216
Interest-bearing liabilities:
Interest-bearing demand deposits
$ (79) $ (147) $ (226) $ 23 $ 585 $ 608
Savings and money market deposits
5,270 (7,341) (2,071) 4,498 5,942 10,440
Time deposits
5,885 (1,135) 4,750 1,824 3,030 4,854
FHLB advances
(2,882) (216) (3,098) 2,269 677 2,946
Subordinated notes
1,205 - 1,205 - - -
Total increase (decrease) in interest expense
9,399 (8,839) 560 8,614 10,235 18,848
Increase in net interest income
$ 4,156 $ 9,538 $ 13,694 $ 6,502 $ 4,865 $ 11,368
(1)
Average loan balances include non-accrual loans. Interest income on loans includes accretion of deferred
loan fees, net of deferred loan costs.
(2)
At fair value except for securities held to maturity. This amount includes
FHLB stock.

USCB Financial Holdings, Inc.
2025 10-K
During
the
year
ended
December 31,
2025
average
rates
paid
on
interest-bearing
liabilities
decreased,
while
yields
earned
on
interest-earning
assets
increased
slightly.
The
Company
was
able
to
reprice
its
interest-bearing
liabilities
downward more rapidly than its interest-earning assets.
Analysis of Financial Condition
Total
assets at December 31,
2025, were $2.8 billion,
an increase of $210.3
million, or 8.1%, over
total assets of $2.6
billion
at
December 31,
2024.
Total
loans
held
for
investment
increased
$216.4
million,
or
11.0%,
to
$2.2
billion
at
December 31, 2025
compared to
$2.0 billion
at December 31,
2024. Total
deposits increased
by $171.1
million, or
7.9%,
to $2.3
billion at December 31, 2025 compared to $2.2
billion at December 31, 2024.
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
Company’s investment policy.
As of December 31, 2025, the investment portfolio consisted of available-for-sale
(“AFS”) and held-to-maturity (“HTM”)
debt securities. In 2022, the Company transferred investment securities from
AFS to HTM with an amortized cost basis and
fair value
amount of
$74.4 million
and $63.8
million, respectively.
On the
date of
transfer,
these securities
had a
total net
unrealized loss of $10.6 million. The transfer of the debt securities from the AFS to HTM category was made at fair value at
the date of transfer. The unrealized gain or loss at the date of transfer is retained in accumulated other comprehensive loss and in the carrying value
of the HTM securities. Such
amounts are amortized over
the remaining life of the security.
There
was no impact
to net income on
the date of transfer. There were
no securities transferred from
AFS to HTM
in 2025 or 2024.
The book value of the AFS securities is adjusted quarterly for unrealized gain or loss as a valuation allowance, and any
gain or loss is reported on an after-tax basis as a component of other comprehensive loss in stockholders’ equity.
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

USCB Financial Holdings, Inc.
2025 10-K
At December 31, 2025, HTM securities included $144.9
million of U.S. Government and U.S.
Agency issued bonds and
mortgage-backed
securities.
Because
of
the
explicit
and/or
implicit
guarantee
on
these
bonds,
the
Company
holds
no
reserves
on
these
holdings.
The
remaining
portion
of
the
HTM
portfolio
is
made
up
of
$9.0
million
in
investment
grade
corporate bonds. The required reserve for these
holdings is determined each quarter using the model described above.
For
the portion of the HTM exposed to non-government credit risk, the Company utilized the PD/LGD methodology
to estimate
a $2 thousand
ACL as of
December 31, 2025. The
book value for
debt securities classified
as HTM represents
amortized
cost less ACL.
As of December 31, 2025, securities with a fair value of $43.5 million were pledged to secure public deposits.

USCB Financial Holdings, Inc.
2025 10-K
The
following
table
presents
the
amortized
cost
and
fair
value
of
investment
securities
for
the
dates
indicated
(in
thousands):
December 31, 2025
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$ 15,169 $ 18 $ (1,043) $ 14,144
Collateralized mortgage obligations
92,871 - (17,043) 75,828
Mortgage-backed securities - residential 35,865 135 (6,083) 29,917
Mortgage-backed securities - commercial 174,622 347 (6,861) 168,108
Municipal securities 5,196 - (933) 4,263
Bank subordinated debt securities 15,284 189 (243) 15,230
$ 339,007 $ 689 $ (32,206) $ 307,490
December 31, 2025
Held-to-maturity:
Amortized
Cost
Unrecognized
Gains
Unrecognized
Losses Fair Value
U.S. Government Agency
$ 41,158 $ 91 $ (3,279) $ 37,970
Collateralized mortgage obligations
51,431 854 (5,499) 46,786
Mortgage-backed securities - residential
37,221 760 (3,263) 34,718
Mortgage-backed securities - commercial
15,088 - (1,037) 14,051
Corporate bonds
9,045 - (62) 8,983
$ 153,943 $ 1,705 $ (13,140) $ 142,508
Allowance for credit losses - securities held-to-maturity
(2)
Securities held-to maturity, net of allowance for credit losses
$ 153,941
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
December 31, 2024
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
164,700 $ 110 $ (19,270) $ 145,540
Allowance for credit losses - securities held-to-maturity
(6)
Securities held-to maturity, net of allowance for credit losses
$ 164,694

USCB Financial Holdings, Inc.
2025 10-K
AFS and
HTM investment
securities in
aggregate increased
$36.5 million
or 8.6%
to $461.4
million at
December 31,
2025 from $424.9 million at December 31, 2024.
The following
table shows
the weighted
average yields,
categorized by
contractual maturity,
for investment
securities
as of December 31, 2025 (in thousands, except ratios):
Within 1 year
After 1 year
through 5 years
After 5 years
through 10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - - $ - - $ - - 15,169 4.00% $ 15,169 4.00%
Collateralized mortgage obligations
- - - - - - 92,871 1.74% 92,871 1.74%
Mortgage-backed securities - residential
- - - - - - 35,865 2.41% 35,865 2.41%
Mortgage-backed securities - commercial
- - - - - - 174,622 4.02% 174,622 4.02%
Municipal securities
- - - - 5,196 1.87% - - 5,196 1.87%
Bank subordinated debt securities
- - 4,473 8.14% 10,811 5.65% - - 15,284 6.38%
$ - - $ 4,473 8.14% $ 16,007 4.42% $ 318,527 3.17% $ 339,006 3.30%
Held-to-maturity:
U.S. Government Agency
$ 2,999 0.64% $ 19,773 1.25% $ 5,001 1.99% $ 13,385 1.85 $ 41,158 1.49%
Collateralized mortgage obligations
- - - - - - 51,431 1.67% 51,431 1.67%
Mortgage-backed securities - residential
675 2.96% 3,888 1.66% 5,051 1.62% 27,607 2.18% 37,221 2.06%
Mortgage-backed securities - commercial
- - 3,042 1.63% - - 12,046 2.56% 15,088 2.37%
Corporate bonds
9,045 2.82% - - - - - - 9,045 2.82%
$ 12,719 2.31% $ 26,703 1.35% $ 10,052 1.81% $ 104,469 1.92% $ 153,943 1.85%
The Company did not have any tax-exempt securities
at both December 31, 2025 and 2024.
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
December 31, 2025 December 31, 2024
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$ 307,692 14.1% $ 289,961 14.8%
Commercial Real Estate
1,244,835 57.0% 1,136,417 57.8%
Commercial and Industrial
295,548 13.5% 258,311 13.1%
Correspondent Banks
127,968 5.9% 82,438 4.2%
Consumer and Other
207,215 9.5% 198,091 10.1%
Total
gross loans
2,183,258 100.0% 1,965,218 100.0%
Plus: Deferred costs/fees
5,999 7,630
Total
loans held for investment, net of deferred costs/fees
2,189,257 1,972,848
Less: Allowance for credit losses
25,500 24,070
Total
loans held for investment, net of allowance
$ 2,163,757
$ 1,948,778
Total
loans held for investment net
of deferred costs/fees increased
by $216.4 million or 11.0%
at December 31, 2025
compared to December 31,
2024. The most
significant growth was
in the commercial
real estate and
correspondent bank
loan pools.
Commercial real estate continues to
be the main category of
our portfolio, reflective of the
market in which we
operate. We continue
to grow our non-CRE
loan pools to further
diversify the loan portfolio
overall composition, but we
do
not expect any significant changes over the foreseeable
future in the composition of our loan portfolio.

USCB Financial Holdings, Inc.
2025 10-K
The
growth
experienced
over
the
last
couple
of
years
is
primarily
due
to
implementation
of
our
relationship-based
banking
model,
our
diversified
business
verticals,
and
the
success
of
our
relationship
managers
in
competing
for
new
business in a highly competitive metropolitan area.
From a
liquidity perspective,
our loan
portfolio provides
us with
additional
liquidity due
to repayments
or unexpected
prepayments.
The
following
table
shows
maturities
and
sensitivity
to
interest
rate
changes
for
the
loan
portfolio
at
December 31, 2025 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential Real Estate
$ 8,435
$
61,279
$
66,063
$
171,915 $ 307,692
Commercial Real Estate
69,664 527,784 641,905 5,482 1,244,835
Commercial and Industrial
10,369 120,412 120,845 43,922 295,548
Correspondent Banks
127,968 - - - 127,968
Consumer and Other
2,493 1,152 24,760 178,810 207,215
Total
gross loans
$ 218,929 $ 710,627 $ 853,573 $ 400,129 $ 2,183,258
Interest rate sensitivity:
Fixed interest rates
$ 176,933 $ 188,621 $ 164,498 $ 310,107 $ 840,159
Floating or adjustable rates
41,996 522,006 689,075 90,022 1,343,099
Total
gross loans
$ 218,929 $ 710,627 $ 853,573 $ 400,129 $ 2,183,258
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
2025,
approximately
61.5%
of the
loans
have adjustable/variable
rates
and
38.5%
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
As of
December 31, 2025, the
commercial real estate
portfolio was $1.2
billion or 57.0%
of the
total gross loans
portfolio.
At
such
date,
$193.0
million
of
outstanding
balances
are
characterized
as
owner
occupied
and
$1.05
billion
are
characterized as non-owner occupied.
The retail sector
was the largest
segment comprising $320.1 million
of the non-owner
occupied commercial real estate portfolio.
The
following
table
is
a
summary
of
the
distribution
of
non-owner
occupied
commercial
real
estate
loans
held
for
investment by loan type (dollars in thousands):
December 31, 2025
Balance # of Notes
% of Total
Gross Loans Average Loan Size Non-Accruals
Weighted Avg
LTV (1)
Retail
$ 320,132
145
15% $ 2,208 $ -
56%
Multifamily
252,041 197 12% 1,279 - 64%
Warehouse
134,190 68 6% 1,973 - 54%
Office
122,887 59 6% 2,083 - 49%
Hotels/Motels
117,226 52 5% 2,254 - 63%
Construction/Land
73,080 22 3% 3,322 - 46%
Other
32,272 28 1% 1,153 - 59%
$ 1,051,828
571
48% $ 1,842 $ - $ 57%
(1) Loan-to-value is calculated based on the real estate value at the time of origination, renewal, or update, whichever is more recent.

USCB Financial Holdings, Inc.
2025 10-K
The following table is a summary of non-owner occupied commercial real estate loans held for investment by collateral geographical location (dollars in thousands):
December 31, 2025
South Florida
(1)
Rest of Florida
(2)
Outside Florida
(3)
Balance
% of Non-
Owner
Occupied
CRE Loans Balance
% of Non-
Owner
Occupied
CRE Loans Balance
% of Non-
Owner
Occupied
CRE Loans
Retail
$ 220,390 21% $ 46,268 4% $ 53,475 5%
Multifamily
177,152 17% 74,888 7% - 0%
Warehouse
70,399 7% 59,465 6% 4,326 0%
Office
90,470 9% 26,788 3% 5,629 1%
Hotels/Motels
89,754 9% 27,472 3% - 0%
Construction/Land
59,039 6% 14,041 1% - 0%
Other
17,112 2% 11,659 1% 3,500 0%
$ 724,316 71% $ 260,581 25% $ 66,930 6%
(1) Miami-Dade, Broward, and West Palm Beach counties
(2) All other Florida counties
(3) Within the U.S.
As of
December 31, 2025,
71% of
the non-owner
occupied CRE
portfolio were
located within
South Florida.
26 loan
notes with an
outstanding principal
balance of
$66.9 million
are located
outside Florida.
Balances of
non-owner occupied
CRE loans outside
Florida were: $44.2
million in New
York,
$7.3 million in
Georgia,
$7.1 million in
Indiana, $4.3 million
in
Arkansas, and $4.1 million in North Carolina.
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
2025 10-K
Loan credit exposures by internally assigned grades are
as follows for the dates indicated (in thousands):
December 31, 2025
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 304,276 $ 916 $ 2,500 $ - $ 307,692
Commercial Real Estate
1,230,823 11,613 2,399 - 1,244,835
Commercial and Industrial
293,169 907 1,472 - 295,548
Correspondent Banks
127,968 - - - 127,968
Consumer and Other
207,215 - - - 207,215
$ 2,163,451 $ 13,436 $ 6,371 $ - $ 2,183,258
December 31, 2024
Pass Special Mention Substandard Doubtful Total
Residential Real Estate
$ 289,401 $ - $ 560 $ - $ 289,961
Commercial Real Estate
1,133,965 - 2,452 - 1,136,417
Commercial and Industrial
256,031 - 2,280 - 258,311
Correspondent Banks
82,438 - - - 82,438
Consumer and Other
196,101 - 1,990 - 198,091
$ 1,957,936 $ - $ 7,282 $ - $ 1,965,218
Non-Performing Assets
The following table presents non-performing assets as
of December 31, 2025 and 2024 (in thousands, except
ratios):
2025 2024
Total
non-performing loans
$ 3,138 $ 2,707
Other real estate owned
- -
Total
non-performing assets
3,138 2,707
Asset quality ratios:
Allowance for credit losses to total loans
1.16% 1.22%
Allowance for credit losses to non-performing loans
813% 889%
Non-performing loans to total loans
0.14% 0.14%
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
2025 10-K
Allowance for Credit Losses
The ACL
represents
an amount
that,
in
management's
evaluation,
is adequate
to provide
coverage
for
all
expected
future credit losses on outstanding loans as of the measurement date. Additionally, qualitative adjustments are made to the
ACL when,
based on
management’s judgment,
there are
factors impacting
the allowance
estimate not
considered by
the
quantitative calculations.
See Note 3
“Loans” to the
Consolidated Financial
Statements set forth
in Item 8
of Part 1
of this
Annual Report as Form 10-K for more information on the
allowance for credit losses.
The following table presents ACL and net charge-offs to average loans by type for the periods indicated (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Correspondent
Banks
Consumer
and Other Total
December, 31, 2025
Beginning balance
$ 5,121 $ 8,788 $ 4,633 $ 654 $ 4,874 $ 24,070
Provision for credit losses
(1)
763 688 164 361 143 2,119
Recoveries
24 - 17 - 2 43
Charge-offs
- - - - (732) (732)
Ending Balance
$ 5,908 $ 9,476 $ 4,814 $ 1,015 $ 4,287 $ 25,500
Average loans
$ 307,199 $ 1,186,105 $ 266,095 $ 99,580 $ 210,060 $ 2,069,039
Net charge-offs (recoveries) to
average loans
(0.01)%
-
(0.01)%
-
0.35%
0.03%
December, 31, 2024
Beginning balance
$ 2,695 $ 10,366 $ 3,974 $ 911 $ 3,138 $ 21,084
Provision for credit losses
(2)
2,403 (1,578) 640 (257) 1,752 2,960
Recoveries
23 - 19 - 3 45
Charge-offs
- - - - (19) (19)
Ending Balance
$ 5,121 $ 8,788 $ 4,633 $ 654 $ 4,874 $ 24,070
Average loans
$ 256,112 $ 1,068,574 $ 238,266 $ 103,345 $ 195,716 $ 1,862,013
Net charge-offs (recoveries) to
average loans
(0.01)%
-
(0.01)%
-
0.01%
(0.00)%
(1) Provision for credit losses excludes $182 thousand provision for unfunded commitments included in accrued interest and other liabilities and $4 thousand release for investment securities held to maturity.
(2) Provision for credit losses excludes $199 thousand provision for unfunded commitments included in accrued interest and other liabilities and $2 thousand release for investment securities held to maturity.
The
following
table
presents
ACL
by
type
and
its
individual
percentage
to
total
loans
for
the
periods
indicated
(in
thousands):
December 31,
2025 2024
Loan Category Allowance
% of Loans in
Each Category to
Total Loans
Allowance
% of Loans in
Each Category to
Total Loans
Residential Real Estate $ 5,908 14.1% $ 5,121 14.8%
Commercial Real Estate
9,476 57.0% 8,788 57.8%
Commercial and Industrial 4,814 13.5% 4,633 13.1%
Correspondent Banks 1,015 5.9% 654 4.2%
Consumer and Other 4,287 9.5% 4,874 10.1%
Total $ 25,500 100.0% $ 24,070 100.0%

USCB Financial Holdings, Inc.
2025 10-K
Bank-Owned Life Insurance
At
December 31,
2025,
the
combined
cash
surrender
value
of
all
bank-owned
life
insurance
(“BOLI”)
policies
was
$59.4 million.
Changes
in
cash
surrender
value
are
recorded
in
non-interest
income
on
the
Consolidated
Statements
of
Operations. In
2025, the Company
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
funding sources are customer
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
The following
table presents
the daily
average balance
and average
rate paid
on deposits
by category
for the
years
ended December 31, 2025 and 2024 (in thousands, except
ratios):
Years Ended December 31,
2025 2024
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest bearing demand deposits $ 577,232 0.00% $ 596,073 0.00%
Interest-bearing demand deposits 51,803 2.48% 54,667 2.76%
Savings and money market deposits 1,255,719 3.03% 1,109,853 3.61%
Time deposits 470,213 3.85% 326,373 4.09%
$ 2,354,967 2.44% $ 2,086,966 2.63%
Total average deposits for the year ended December 31, 2025 was $2.4 billion, an increase of $268.0 million,
or 12.8%
over total
average deposits
of $2.1 billion
for the
same period
in 2024.
The greatest
increase was
in savings
and money
market deposits which
increased by
$145.9 million, or
13.1%. Non-interest-bearing
demand deposits
decreased by
$18.8
million or 3.2%.
The
uninsured
deposits
are
estimated
based
on
the
FDIC
deposit
insurance
limit
of
$250 thousand
for
all
deposit
accounts at the Bank per account holder. Total
estimated uninsured deposits was $1.2 billion at December 31, 2025 and at
December 31, 2024. As of December 31, 2025,
49% of our deposits were estimated to
be FDIC-insured.
At December 31,
2025, our
deposit portfolio
included 7%
of total
deposits were
public funds
(partially collateralized),
11%
of total
deposits
were
brokered
deposits
(FDIC-insured),
and
8%
were
deposits
in
ICS/CDARs
deposit
programs
(FDIC-insured).
The
estimated average
account size
of our deposit
portfolio is
$113
thousand. Time
deposits with
balances of
$250 thousand
or more totaled $111.5
million and $94.0 million at December 31, 2025 and 2024,
respectively. At December
31, 2025, our
top 10 depositors held 15.59% of our
total deposit portfolio. At December 31, 2024, our top 10
depositors held 16.7% of our
total deposit portfolio.
Critical elements of our liquidity
risk management include: effective corporate governance consisting of oversight by the
Board and ALCO and
involvement by senior management;
appropriate strategies, policies,
procedures, and limits
used to
identify
and
mitigate
liquidity
risk;
comprehensive
liquidity
risk
measurement
and
monitoring
systems
(including
assessments
of
the
current
and
prospective
cash
flows
or
sources
and
uses
of
funds)
that
are
commensurate
with
the
complexity and business
activities of the
Company; management of intraday
liquidity and collateral;
an appropriately diverse
mix
of
existing
and
potential
future
funding
sources;
adequate
levels
of
highly
liquid
marketable
securities
free
of
legal,
regulatory,
or
operational
impediments,
that
can
be
used
to
meet
liquidity
needs
in
stressful
situations;
comprehensive
contingency
funding
plans
that
sufficiently
address
potential
adverse
liquidity
events
and
emergency
cash
flow

USCB Financial Holdings, Inc.
2025 10-K
requirements;
and
internal
controls and
internal
audit
processes
sufficient
to
determine
the
adequacy
of
the
institution’s
liquidity risk management process.
We
expect
funds
to
be
available
from
several
basic
banking
activity
sources,
including
the
core
deposit
base,
the
repayment and maturity of loans and investment security
cash flows. Other potential funding sources include
federal funds
purchased, brokered certificates of deposit, listing services certificates of deposit, Fed Funds lines and borrowings from the
FHLB
Atlanta.
Accordingly,
our liquidity
resources
were
at sufficient
levels
to fund
loans
and
meet
other
cash
needs as
necessary.
The following table shows scheduled maturities of uninsured
time deposits as of December 31, 2025 (in thousands):
Total
Three months or less $ 59,593
Over three through six months 16,190
Over six through twelve months 9,552
Over twelve months 26,146
$ 111,481
Borrowings
FHLB Advances
As
a
member
of
the
FHLB
Atlanta,
we
are
eligible
to
obtain
advances
with
various
terms
and
conditions.
This
accessibility of additional
funding allows us
to efficiently and
timely meet both
expected and unexpected
outgoing cash flows
and collateral needs without adversely affecting
either daily operations or the financial condition
of the Company.
Outstanding fixed-rate
advances from the
FHLB were
at $158.3 million
and $163.0 million,
as of December
31, 2025,
and
December 31,
2024,
respectively.
The
weighted
average
rate
for
outstanding
FHLB
advances
was
3.8%
as
of
December 31, 2025 and 2024.
The following table presents the FHLB fixed-rate advances
as of December 31, 2025 (in thousands):
December, 31, 2025
Interest Rate Type of Rate Maturity Date Amount
3.77% Fixed March 16, 2026
$ 104,750
3.88% Variable May 22, 2026
42,500
3.76% Fixed January 24, 2028
11,000
$ 158,250
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
December 31, 2025, there were no
outstanding balances under the Fed
Funds
lines of credit.
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
2025 10-K
The Company paid off $80 million in borrowings under the BTFP program during the third quarter of 2024. The original
maturity of this borrowing by the Bank under the BTFP program was January 2025, and there are no remaining borrowings under this program.
Subordinated Notes
On
August
14,
2025,
the
Company
entered
into
a
Subordinated
Note
Purchase
Agreement
with
certain
qualified
institutional
buyers
pursuant
to
which
the
Company
sold
and
issued
$40.0
million
in
aggregate
principal
amount
of
its
7.625% Fixed-to-Floating
Rate Subordinated
Notes due 2035.
The Notes were
issued by the
Company to the
purchasers
at a
price equal
to 100%
of their
face amount.
The Notes
were offered
and sold
by the
Company in
a private
placement
transaction in reliance
on exemptions from
the registration
requirements of the
Securities Act,
pursuant to
Section 4(a)(2)
of the Securities
Act and
Rule 506(b) of
Regulation D thereunder. For additional
information, see the
Form 8-K the
Company
filed on August 14, 2025.The subordinated debt was originally issued at a cost of $760 thousand. The carrying value of the issuance
cost
has
been
reduced
to
$700
thousand,
reflecting
the
scheduled
expense
recognition
over
the
term
of
the
subordinated
debt.
The
subordinated
notes
are
presented
net
of
these
costs
on
the
consolidated
balance
sheet.
At
December 31, 2025, the outstanding balance of subordinated
notes, net of costs, totaled $39.3 million.
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
under accrued interest
and other liabilities on the Consolidated Balance Sheets.
Since commitments associated with letters of
credit and commitments to extend
credit may expire unused, the
amounts
shown do not necessarily
reflect the actual
future cash funding requirements
.
The following table
presents lending related
commitments outstanding as of December 31, 2025 and
2024 (in thousands):
December 31, 2025 December 31, 2024
Commitments to grant loans and unfunded lines of credit $ 161,606 $ 122,578
Standby and commercial letters of credit 2,700 5,389
Total $ 164,306 $ 127,967
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

USCB Financial Holdings, Inc.
2025 10-K
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
Market and Interest Rate Risk Management
As of December 31, 2025, both the
static and dynamic scenarios of the
ALCO model indicate that the Bank’s
balance
sheet is
liability
sensitive
in
year
one.
This means
that
our liabilities
reprice
more
quickly than
our
assets,
resulting in
a
favorable expansion in net interest income
(NII) when market interest rates
decline. For year two, the static
model shifts to
a neutral position, while the dynamic model reflects an asset sensitive posture, driven primarily by projected balance sheet
growth.
This
divergence
is
expected,
as
the
dynamic
model
incorporates
forward
looking
assumptions
that
include
loan
growth and
mix shifts
over time.
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
cash flow model. This
measures the difference
between the economic value
of our assets
and
the
economic
value
of
our
liabilities,
which
is
a
proxy
for
our
liquidation
value.
According
to
our
balance
sheet
composition, and
as expected,
our model
stipulates that
an increase
of interest
rates will
have a
negative impact
on the
EVE. Results and
analysis are presented
quarterly to the
ALCO, and strategies
are reviewed and
refined. The Bank
remains
within policy limits for long-term interest
rate risk based on EVE
results as of December 31, 2025. The
balance sheet shows
larger EVE swings
when rates go
up than when
rates go down.
This happens because,
in rising rate
scenarios, the value
of our longer
term assets
falls more
quickly,
especially when
loan prepayments
slow while our
liabilities do
not reprice as
fast. In contrast,
when rates
decline, faster
loan prepayments
and quicker
asset repricing
help soften the
impact on
EVE.
Additionally, during 2025, we have been taking actions to reduce our asset sensitivity by extending asset duration. This has
reduced our NII
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

USCB Financial Holdings, Inc.
2025 10-K
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
cash needs as necessary.
At December 31, 2025, the
Company had $321.4
million in available liquidity
on balance sheet, including
$286.9 million in
unpledged securities available to
use as collateral and
$34.5 million in
excess cash. The Company
had an additional $349.0
million in off-balance sheet liquidity including excess FHLB Atlanta borrowing capacity, the Federal Reserve
Bank discount
window and Fed
Fund lines of credit, excluding
access to brokered deposits
and other off-balance sheet sources
of funding.

USCB Financial Holdings, Inc.
2025 10-K
Capital Adequacy
As
of
December 31,
2025,
the
Bank
was
well
capitalized
under
the
FDIC’s
prompt
corrective
action
framework.
Additionally,
we follow the capital conservation
buffer framework, and according to
our actual ratios, the Bank
exceeds the
capital conversation
buffer in
all capital ratios
as of December
31, 2025. The
Company is not
subject to regulatory
capital
requirements because it is deemed by the Federal Reserve
to be a small bank holding company.
The
following
table
presents
the
capital
ratios
for
the
Bank
at
December 31,
2025
and
2024
(in
thousands,
except
ratios):
Actual
Minimum Capital
Requirements
To be Well Capitalized Under
Prompt Corrective Action
Provisions
Amount Ratio Amount Ratio Amount Ratio
December 31, 2025
Total
risk-based capital:
$ 299,596 13.67% $ 175,387 8.00% 219,234 10.00%
Tier 1 risk-based capital: $ 273,342 12.47% $ 131,541 6.00% 175,387 8.00%
Common equity tier 1 capital: $ 273,342 12.47% $ 98,655 4.50% 142,502 6.50%
Leverage ratio: $ 273,342 9.65% $ 113,296 4.00% 141,620 5.00%
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
2025 10-K
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
As of and for the years ended December 31,
2025 2024
Pre-Tax Pre-Provision ("PTPP") income: (1)
Net income (GAAP)
$ 26,100 $ 24,674
Plus: Provision for income taxes
9,816 7,803
Plus: Provision for credit losses
2,297 3,157
PTPP income
$ 38,213 $ 35,634
Operating net income: (1)
Net income (GAAP)
$ 26,100 $ 24,674
Less: Net gain (loss) on sale of securities
(7,526) 14
Less: Tax
effect on sale of securities
1,908 (4)
Plus: Tax
liability expenses from prior periods
764 -
Operating net income
$ 32,482 $ 24,664
Operating revenue: (1)
Net interest income
$ 83,630 $ 69,936
Non-interest income
6,592
12,740
Less: Net gain (losses) on sale of securities
(7,526)
14
Operating revenue
$ 97,748 $ 82,662
Operating efficency ratio: (1)
Total
non-interest expense
$ 52,009 47,042
Operating revenue
$ 97,748 82,662
Operating efficency ratio
53.21% 56.91%
(1) The Company believes these non-GAAP measurements are key indicators of the ongoing earnings power of the Company.
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company,
we are not required to provide the information required
by this item.

USCB Financial Holdings, Inc.
2025 10-K
Item 8.
Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
(
Crowe LLP
, PCAOB ID:
173
)
77
Consolidated Balance Sheets
78
Consolidated Statements of Operations
79
Consolidated Statements of Comprehensive Income
80
Consolidated Statements of Changes in Stockholders’ Equity
81
Consolidated Statements of Cash Flows
82
Notes to the Consolidated Financial Statements
84

Crowe LLP
Independent Member Crowe Global

USCB Financial Holdings, Inc.
2025 10-K
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors of
USCB Financial Holdings, Inc.
Doral, Florida
Opinion on the Financial Statements
We have audited the accompanying consolidated
balance sheets of USCB Financial Holdings, Inc. (the
“Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations,
comprehensive income, changes in stockholders’ equity,
and cash flows for the years then ended,
and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial
statements present fairly, in all material respects, the
financial position of the Company
as of December 31,
2025 and 2024, and the results of its operations and its
cash flows for the years then ended, in conformity
with accounting principles generally accepted in the United
States of America.
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
/s/ Crowe LLP
Crowe LLP
We have served as the Company's auditor since
2017.
Fort Lauderdale, Florida
March 13, 2026

USCB Financial Holdings, Inc.
2025 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Balance Sheets
(Dollars in thousands,
except share and per share data)
December 31,
2025 2024
ASSETS:
Cash and due from banks $
6,027
$
6,986
Interest-bearing deposits in banks
32,450
70,049
Total cash and cash equivalents
38,477
77,035
Investment securities held to maturity net of allowance
of $
2
and $
6
, respectively (fair value $
142,508
and $
145,540
, respectively)
153,941
164,694
Investment securities available for sale, at fair value
307,490
260,221
Federal Home Loan Bank stock, at cost
9,323
9,379
Loans held for investment, net of allowance of
$
25,500
and $
24,070
, respectively
2,163,757
1,948,778
Accrued interest receivable
11,661
10,945
Premises and equipment, net
4,247
4,563
Bank owned life insurance
59,424
53,472
Deferred tax asset, net
18,046
29,646
Lease right-of-use asset
5,519
8,451
Other assets
19,655
14,032
Total assets $
2,791,540
$
2,581,216
LIABILITIES:
Deposits:
Non-interest-bearing demand deposits $
583,860
$
575,159
Savings and money market deposits
1,186,422
1,180,809
Interest-bearing demand deposits
46,989
50,648
Time deposits
527,809
367,388
Total deposits
2,345,080
2,174,004
Federal Home Loan Bank advances
158,250
163,000
Subordinated notes
39,300
-
Lease liability
5,519
8,451
Accrued interest and other liabilities
26,208
20,373
Total liabilities
2,574,357
2,365,828
Commitments and contingencies (See Notes 11 and 20)
(nil) (nil)
STOCKHOLDERS' EQUITY:
Preferred stock - Class C; $
1.00
par value; $
1,000
per share liquidation preference;
52,748
shares
authorized;
0
issued and
0
outstanding as of December 31, 2025
and 2024
-
-
Preferred stock - Class D; $
1.00
par value; $
5.00
per share liquidation preference;
12,309,480
shares
authorized;
0
issued and
0
outstanding as of December 31, 2025
and 2024
-
-
Preferred stock - Class E; $
1.00
par value; $
1,000
per share liquidation preference;
3,185,024
shares
authorized;
0
issued and
0
outstanding as of December 31, 2025
and 2024
-
-
Common stock - Class A Voting; $
1.00
par value;
45,000,000
shares authorized;
18,137,885
and
19,924,632
issued and outstanding as of December 31,
2025 and 2024
18,138
19,925
Common stock - Class B Non-Voting; $
1.00
par value;
8,000,000
shares authorized;
0
and
0
issued and
outstanding as of December 31, 2025 and 2024
-
-
Additional paid-in capital on common stock
278,852
307,810
Accumulated deficit
(49,542)
(67,813)
Accumulated other comprehensive loss
(30,265)
(44,534)
Total stockholders' equity
217,183
215,388
Total liabilities and stockholders' equity $
2,791,540
$
2,581,216
The accompanying notes are an integral part of
these consolidated financial statements.

USCB Financial Holdings, Inc.
2025 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations
(Dollars in thousands,
except per share data)
Years Ended December 31,
2025 2024
Interest income:
Loans, including fees
$
128,160
$
115,236
Investment securities
13,715
11,480
Interest-bearing deposits in financial institutions
3,612
4,517
Total interest income
145,487
131,233
Interest expense:
Interest-bearing checking deposits
1,283
1,509
Savings and money markets deposits
38,027
40,098
Time deposits
18,104
13,354
Federal Home Loan Bank advances
3,238
6,336
Subordinated notes
1,205
-
Total interest expense
61,857
61,297
Net interest income before provision for
credit losses
83,630
69,936
Provision for credit losses
2,297
3,157
Net interest income after provision for
credit losses
81,333
66,779
Non-interest income:
Service fees
9,603
8,839
(Loss) gain on sale of securities available for
sale, net
(7,526)
14
Gain on sale of loans held for sale, net
1,001
747
Other non-interest income
3,514
3,140
Total non-interest income
6,592
12,740
Non-interest expense:
Salaries and employee benefits
32,167
28,793
Occupancy
5,330
5,258
Regulatory assessment and fees
1,637
1,766
Consulting and legal fees
1,941
1,568
Network and information technology services
2,324
1,993
Other operating expense
8,610
7,664
Total non-interest expense
52,009
47,042
Net income before income tax expense
35,916
32,477
Income tax expense
9,816
7,803
Net income
26,100
24,674
Net income available to common stockholders $
26,100
$
24,674
Per share information:
Earnings per share, basic $
1.34
$
1.25
Earnings per share, diluted $
1.33
$
1.24
Weighted average shares outstanding:
Common shares, basic
19,425,746
19,675,444
Common shares, diluted
19,650,814
19,831,421
The accompanying notes are an integral part of
these consolidated financial statements.

USCB Financial Holdings, Inc.
2025 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Years Ended December 31,
2025 2024
Net income $
26,100
$
24,674
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities
11,661
(592)
Amortization of net unrealized losses on securities
transferred from available-for-sale to held-to-maturity
266
267
Reclassification adjustment on sale of available
for sale securities for (income) loss included in net
income
7,526
(14)
Unrealized loss on cash flow hedge
(340)
(13)
Tax (expense) benefit
(4,844)
89
Total other comprehensive income (loss), net of tax
14,269
(263)
Total comprehensive income $
40,369
$
24,411
The accompanying notes are an integral part of
these consolidated financial statements.

USCB Financial Holdings, Inc.
2025 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’
Equity
(Dollars in thousands,
except per share data)
Common Stock
Additional Paid-in
Capital on
Common Stock
Accumulated
Deficit
Accumulated
Other
Comprehensive
Loss Shares Par Value
Total
Stockholders'
Equity
Balance at January 1, 2025
19,924,632
$
19,925
$
307,810
$
(67,813)
$
(44,534)
$
215,388
Net income -
-
-
26,100
-
26,100
Other comprehensive income -
-
-
-
14,269
14,269
Repurchase of Class A common stock
(2,009,671)
(2,010)
(32,544)
-
-
(34,554)
Restricted stock issued
124,424
124
(124)
-
-
-
Exercise of stock options
98,500
99
705
-
-
804
Dividend payment -
-
-
(7,829)
-
(7,829)
Stock-based compensation -
-
3,005
-
-
3,005
Balance at December 31, 2025
18,137,885
$
18,138
$
278,852
$
(49,542)
$
(30,265)
$
217,183
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
2025 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years Ended December 31,
2025 2024
Cash flows from operating activities:
Net income
$
26,100
$
24,674
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for credit losses
2,297
3,157
Depreciation and amortization
619
587
Accretion of premiums on securities, net
(1,540)
(521)
Amortization of deferred loan fees, net
1,020
660
Stock-based compensation
3,005
2,130
Loss (gain) on sale of available for sale securities
7,526
(14)
Gain on sale of loans held for sale
(1,001)
(747)
Proceeds from the sale of loans held for
sale
13,810
9,137
Origination of loans held for sale
(12,809)
(8,390)
Increase in cash surrender value of bank owned
life insurance
(1,952)
(1,691)
Decrease in deferred tax asset
6,756
7,725
Net change in operating assets and liabilities:
Accrued interest receivable
(716)
(257)
Other assets
(5,930)
(6,223)
Accrued interest and other liabilities
5,620
4,610
Net cash provided by operating activities
42,805
34,837
Cash flows from investing activities:
Proceeds from maturities and pay-downs of investment
securities held to maturity
10,935
10,461
Purchase of investment securities available for
sale
(139,841)
(85,673)
Proceeds from maturities and pay-downs of investment
securities available for sale
23,364
20,045
Proceeds from sales of investment securities available
for sale
82,497
34,753
Net increase in loans held for investment
(136,726)
(126,049)
Purchase of loans held for investment
(81,392)
(66,605)
Additions to premises and equipment
(303)
(314)
Proceeds from the redemption of Federal Home
Loan Bank stock
16,221
11,733
Purchase of Federal Home Loan Bank stock
(16,165)
(10,959)
Purchase of bank owned life insurance, net
(4,000)
-
Net cash used in investment activities
(245,410)
(212,608)
(Continued)
The accompanying notes are an integral part of
these consolidated financial statements.

USCB Financial Holdings, Inc.
2025 10-K
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows (Continued)
(Dollars in thousands)
Years Ended December 31,
2025 2024
Cash flows from financing activities:
Proceeds from exercise of Class A common stock
options, net
804
1,319
Cash dividends paid
(7,829)
(3,939)
Repurchase of Class A common stock
(34,554)
(501)
Net increase in deposits
171,076
236,865
Proceeds from subordinated notes, net
39,300
-
Proceeds from Federal Home Loan Bank advances
and other borrowings
336,750
227,000
Repayments on Federal Home Loan Bank advances
and other borrowings
(341,500)
(247,000)
Net cash provided by financing activities
164,047
213,744
Net increase (decrease) in cash and cash equivalents
(38,558)
35,973
Cash and cash equivalents at beginning of period
77,035
41,062
Cash and cash equivalents at end of period $
38,477
$
77,035
Supplemental disclosure of cash flow information:
Interest paid $
59,998
$
60,544
The accompanying notes are an integral part of
these consolidated financial statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
84
USCB Financial Holdings, Inc.
2025 10-K
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
At both
December 31, 2025 and
2024, the
Company
had $ 0
in restricted cash.
Interest-Bearing Deposits in Banks
Interest-bearing
deposits
in
other
financial
institutions
consist
of
accounts
at
the
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
85
USCB Financial Holdings, Inc.
2025 10-K
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
For available-for-sale
debt securities
in an
unrealized loss
position, the
Company first
assesses whether
it intends
to
sell, or it is more likely than
not that it will be required to
sell, the security before recovery
of its amortized cost basis.
If the
Company has
the intent
to sell,
or is
required to
sell, the
difference
between fair
value and
amortized cost
is considered
impaired
and
is
recognized
in
the
provision
for
credit
losses.
For
available-for-sale
debt
securities
that
do
not
meet
the
aforementioned criteria,
the Company
evaluates whether
the decline in
fair value
has resulted from
credit factors
or other
market conditions. The
Company monitors the
credit quality of
debt securities through
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
31, 2025
and
2024,
FHLB
stock
amounted
to
$
9.3
million
and
$
9.4
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
earnings. When
management
believes that a
loan or a portion
of the loan balance
is uncollectible, that
amount is charged
against the ACL.
Subsequent
recoveries, if any,
are credited to the ACL.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
86
USCB Financial Holdings, Inc.
2025 10-K
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
87
USCB Financial Holdings, Inc.
2025 10-K
Management
elected
the
Remaining
Life
(WARM)
methodology
for
correspondent
bank
loans
and
secured
and
unsecured consumer loan portfolio segments. For each of these segments, a long-term average loss rate is calculated and applied on
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
segment,
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
on an individual
basis collateral
dependent loans
using the fair
value of the
collateral method
to determine
if a
credit loss
reserve is
necessary.
The ACL
is measured
based on
the difference
of the
fair
value of
the
collateral and
the recorded
investment
(amortized
cost basis
of the
loan). If
the final
collateral
valuation
is less
than the
recorded investment
of the
loan, a
reserve amount
is calculated.
If the
collateral valuation
is equal
to or
greater than
the
recorded investment of the loan, no reserve is determined
to be required.
The Company
estimates a
reserve for
unfunded commitments, which
is reported
separately from the
ACL within
accrued
interest
and
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
88
USCB Financial Holdings, Inc.
2025 10-K
At December 31,
2025 and
2024, the
Company had
a concentration
of risk
with loans
outstanding to
the Company’s
top ten lending relationships
totaling $
224.9
million and $
236.2
million, respectively.
At December 31, 2025 and
2024, this
concentration
represented
10.3
%
and
12.0
%
of
net
loans
outstanding,
respectively.
At
December 31,
2025
and
December 31,
2024, the
largest
loan relationship
outside Florida
was a
commercial
real
estate loan
with an
outstanding
balance of $
19.0
million and $
19.8
million, at such dates
respectively,
collateralized by a 1
st
lien on a commercial property
located in New York
State.
At
December 31,
2025,
the
Company
had
a
concentration
of
risk
with
loans
outstanding
totaling
$
128.0
million
to
correspondent
banks
located
in
Ecuador,
Guatemala,
Dominican
Republic,
Honduras,
Panama,
and
El
Salvador.
At
December 31,
2024,
the
Company
also
had
a
concentration
of
risk
with
loans
outstanding
totaling
$
82.4
million
to
correspondent
banks
located
in
Ecuador,
Dominican
Republic,
Honduras,
and
El
Salvador.
These
banks
maintained
deposits with right of offset totaling $
57.1
million and $
62.6
million at December 31, 2025 and 2024, respectively.
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
recorded at the fair value of
the property less estimated selling
costs as of the date of
foreclosure, establishing a new
cost
basis. Subsequent to
foreclosure, valuations
are periodically performed
by management and
the assets are
carried at the
lower of carrying
amount or
fair value
less cost
to sell.
Subsequent write-downs
are recognized
as a
valuation allowance
with the offset
recorded in the
Consolidated Statements
of Operations. Carrying
costs are charged
to OREO
expenses in
the
accompanying
Consolidated
Statements
of
Operation.
Gains
or
losses
on
sale
of
OREO
are
recognized
when
consideration has been exchanged, all closing conditions
have been met and permanent financing has been arranged.
Bank Owned Life Insurance
Bank Owned Life
Insurance (“BOLI”)
is carried at
the amount that
could be realized
under the contract
at the balance
sheet
date,
which
is
typically
the
cash
surrender
value.
Changes
in
cash
surrender
value
are
recorded
in
non-interest
income. At December 31,
2025, the Company
maintained BOLI policies
with five insurance
carriers with a
combined cash
surrender value of $
59.4
million. At December 31, 2024, the Company maintained BOLI
policies with five insurance carriers
with a
combined cash
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
89
USCB Financial Holdings, Inc.
2025 10-K
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
Comprehensive Income
Under
GAAP,
certain
changes
in
assets
and
liabilities,
such
as
unrealized
holding
gains
and
losses
on
securities
available-for-sale, are
excluded from
current period
earnings and
reported as
a separate
component of
the stockholders’
equity section of the Consolidated Balance
Sheets. Such items, along with net
income, are components of comprehensive
loss. Additionally,
any unrealized
gains or
losses on
transfers
of investment
securities
from available-for-sale
to held-to-
maturity are
recorded to
accumulated other
comprehensive income
(loss) on
the date
of transfer
and amortized
over the
remaining life
of each
security.
The amortization
of the
unrealized gain
or loss
on transferred
securities
is reported
as a
component of comprehensive income (loss). See Note 2 “Investment
Securities” for further discussion.
The change in
fair value on
the interest rate
swaps is recorded
in other assets
or accrued interest
and other liabilities
with
a
corresponding
recognition
in
other
comprehensive
income
(loss)
and
subsequently
reclassified
to
earnings
when
gains or losses are realized. See Note 12. “Derivatives” for further discussion.
Advertising Costs
Advertising costs are expensed as incurred.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
90
USCB Financial Holdings, Inc.
2025 10-K
Earnings per Common Share
Basic earnings
per common
share is
net income
available to
common stockholders
divided by
the weighted
average
number of
common shares outstanding
during the period.
Diluted earnings per
common share include
the effect of
additional
potential common
shares issuable
under vested
stock options
and unvested
shares of
restricted stock.
Basic and
diluted
earnings
per
share
are
updated
to
reflect
the
effect
of
stock
splits
as
occurred.
See
Note
15
“Earnings
Per
Share”
for
additional information on earnings per common share.
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
See Note 20 “Loss Contingencies” for further details.
Dividend Restrictions
Banking
regulations
require
maintaining
certain
capital
levels
and
may
limit
the
dividends
paid
by
the
Bank
to
the
Company or by the Company to the stockholders.
Fair Value Measurements
Fair values
of financial
instruments are
estimated using
relevant market
information and
other assumptions,
as more
fully disclosed in Note
13 “Fair Value
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
Rate Swaps Designated as Cash Flow Hedges

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
91
USCB Financial Holdings, Inc.
2025 10-K
The changes in
fair value on
the interest rate
swap is recorded
in other assets
or accrued interest
and other liabilities
with
a
corresponding
recognition
in
other
comprehensive
income
(loss)
and
subsequently
reclassified
to
earnings
when
gains or losses are realized. As of December 31, 2025,
the cash flow hedge was effective.
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
cash
flows
are
reported
for
loans
held
for
investment,
accrued
interest
receivable,
deferred
tax
assets,
other
assets,
customer deposits, accrued
interest payable, accrued
interest and other
liabilities, exercise of
options, and proceeds
from
the issuance of Class A common shares and subordinated
debt.
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
entities for
annual periods
beginning after
December 15,
2024. The Company
adopted this
ASU 2023-09
effective January 1, 2025; the adoption of this ASU did not have a material impact on the
Company’s consolidated financial
statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
92
USCB Financial Holdings, Inc.
2025 10-K
2.
INVESTMENT SECURITIES
The following
tables present
a summary
of the amortized
cost, unrealized
or unrecognized
gains and
losses,
and fair
value of investment securities at the dates indicated (in
thousands):
December 31, 2025
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
15,169
$
18
$
(1,043)
$
14,144
Collateralized mortgage obligations
92,871
-
(17,043)
75,828
Mortgage-backed securities - residential
35,865
135
(6,083)
29,917
Mortgage-backed securities - commercial
174,622
347
(6,861)
168,108
Municipal securities
5,196
-
(933)
4,263
Bank subordinated debt securities
15,284
189
(243)
15,230
$
339,007
$
689
$
(32,206)
$
307,490
December 31, 2025
Held-to-maturity:
Amortized
Cost
Unrecognized
Gains
Unrecognized
Losses Fair Value
U.S. Government Agency
$
41,158
$
91
$
(3,279)
$
37,970
Collateralized mortgage obligations
51,431
854
(5,499)
46,786
Mortgage-backed securities - residential
37,221
760
(3,263)
34,718
Mortgage-backed securities - commercial
15,088
-
(1,037)
14,051
Corporate bonds
9,045
-
(62)
8,983
$
153,943
$
1,705
$
(13,140)
$
142,508
Allowance for credit losses - securities held-to-maturity
(2)
Securities held-to maturity, net of allowance for credit losses
$
153,941
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
December 31, 2024
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
93
USCB Financial Holdings, Inc.
2025 10-K
Transfers of
debt securities
into the HTM
category from
the available for
sale (“AFS”)
category are made
at fair value
as of the date
of transfer. The unrealized gain or loss
at the date of
transfer is retained in accumulated other
comprehensive
loss
(“AOCL”)
and in
the
carrying
value
of the
HTM securities
and there
is no
impact
to net
income.
Such
amounts
are
amortized over the remaining life of the securities. The
Company made two transfers from AFS to HTM portfolios
in 2022.
There were
no
investment securities that
were transferred from
AFS to HTM for
the years ended December
31, 2025,
and 2024.
For the
years
ended December
31,
2025 and
2024,
total amortization
out of
AOCL
for the
net unrealized
losses
on
securities
transferred
from
AFS
to
HTM
in
2022
was
$
266
thousand
and
$
267
thousand,
respectively.
The
remaining
balance
of
the
net
unrealized
losses
retained
in
AOCL
was
$
9.0
million
at
December 31,
2025
and
$
9.3
million
at
December 31, 2024. The fair value of the transferred securities was $
99.6
million at December 31, 2025 and $
101.2
million
at December 31, 2024.
Gains
and
losses
on
the
sale
of
securities
are
recorded
on
the
trade
date
and
are
determined
on
the
specific
identification basis. The following table presents the proceeds, realized gross gains and realized gross losses on sales and calls of AFS debt securities for the years ended December
31, 2025 and 2024 (in thousands):
Available-for-sale: 2025 2024
Proceeds from sales and call of securities
$
82,497
$
34,753
Gross gains
$
400
$
195
Gross losses
(7,926)
(181)
Net realized (losses) gains
$
(7,526)
$
14
The
amortized
cost
and
fair
value
of
investment
securities,
by
contractual
maturity,
are
shown
below
for
the
date
indicated (in thousands).
Actual maturities may
differ from contractual
maturities because borrowers
may have the right
to
call or prepay
obligations with or
without call or
prepayment penalties. Securities not
due at a
single maturity date are
shown
separately.
Available-for-sale Held-to-maturity
December 31, 2025:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$
-
$
-
$
9,045
$
8,983
Due after one year through five years
4,473
4,504
-
-
Due after five years through ten years
16,007
14,989
-
-
Due after ten years
-
-
-
-
U.S. Government Agency
15,169
14,144
41,158
37,970
Collateralized mortgage obligations
92,871
75,828
51,431
46,786
Mortgage-backed securities - residential
35,865
29,917
37,221
34,718
Mortgage-backed securities - commercial
174,622
168,108
15,088
14,051
$
339,007
$
307,490
$
153,943
$
142,508
At December 31,
2025 and
2024, there
were no
securities to
any one
issuer in
an amount
greater than
10% of
total
stockholders’
equity
other
than
the
U.S.
Government
and
U.S.
Government
Agencies.
All
the
collateralized
mortgage
obligations and mortgage-backed securities
are issued by U.S. government
sponsored entities at December
31, 2025 and
2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
94
USCB Financial Holdings, Inc.
2025 10-K
Information pertaining
to investment
securities with
gross unrealized
losses, aggregated
by investment
category
and
length of
time that
those
individual securities
have been
in a
continuous
loss position,
are presented
as of
the following
dates (in thousands):
December 31, 2025
Less than 12 months 12 months or more Total
Available-for-sale: Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
5,937
$
(59)
$
5,649
$
(984)
$
11,586
$
(1,043)
Collateralized mortgage obligations
8,929
(93)
66,899
(16,950)
75,828
(17,043)
Mortgage-backed securities - residential
-
-
22,695
(6,083)
22,695
(6,083)
Mortgage-backed securities -
commercial
59,655
(477)
56,852
(6,384)
116,507
(6,861)
Municipal securities
-
-
4,263
(933)
4,263
(933)
Bank subordinated debt securities
2,020
(4)
7,234
(239)
9,254
(243)
$
76,541
$
(633)
$
163,592
$
(31,573)
$
240,133
$
(32,206)
December 31, 2024
Less than 12 months 12 months or more Total
Available-for-sale: Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
4,468
$
(76)
$
7,451
$
(1,592)
$
11,919
$
(1,668)
Collateralized mortgage obligations
3,101
(23)
72,952
(22,895)
76,053
(22,918)
Mortgage-backed securities - residential
972
(11)
44,600
(12,052)
45,572
(12,063)
Mortgage-backed securities - commercial
44,410
(1,266)
27,875
(6,639)
72,285
(7,905)
Municipal securities
-
-
19,311
(5,614)
19,311
(5,614)
Bank subordinated debt securities
-
-
14,352
(1,044)
14,352
(1,044)
$
52,951
$
(1,376)
$
186,541
$
(49,836)
$
239,492
$
(51,212)
At December 31, 2025, the Company had $
32.2
million of unrealized losses in its AFS securities portfolio, which had a
fair
value
of
$
240.1
million
with
respect
to
the
securities
with
unrealized
losses.
Mortgage-backed
securities
and
collateralized
mortgage
obligations
issued
by
U.S.
government-sponsored
entities
accounted
for
$
31.0
million
of
the
unrealized losses and had
a fair value of $
226.6
million. These unrealized
losses were primarily attributable
to changes in
interest rates
since the
time of
purchase. The
contractual cash
flows for
these securities are
guaranteed by
U.S. Government
Agencies
and
U.S.
government-sponsored
entities.
Municipal
bonds
had
unrealized
losses
of
$
933
thousand
and
a
fair
value of $
4.3
million. These
securities are
of high credit
quality,
and the decline
in fair value
was not
attributable to
credit
deterioration. Bank
subordinated debt
securities had
unrealized losses
of $
243
thousand and
a fair
value of
$
9.3
million,
primarily due
to changes
in interest
rate market
conditions since
purchase. Based
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
95
USCB Financial Holdings, Inc.
2025 10-K
The Company monitors
the credit
quality of HTM
securities through
the use of
credit ratings.
Credit ratings
are monitored
by the Company
on at least
a quarterly basis.
As of December
31, 2025 and
December 31, 2024,
all HTM securities
held
by the Company were rated investment grade.
At December 31, 2025, HTM securities included $
144.9
million of U.S. Government and U.S.
Agency issued bonds and
mortgage-backed
securities.
Because
of
the
explicit
and/or
implicit
guarantee
on
these
bonds,
the
Company
holds
no
reserves
on
these
holdings.
The
remaining
portion
of
the
HTM
portfolio
is
made
up
of
$
9.0
million
in
investment
grade
corporate bonds. The required reserve for these
holdings is determined each quarter using the model described above.
For
the portion of the HTM exposed to non-government
credit risk, the Company utilized the PD/LGD
methodology to estimate
a $
2
thousand ACL as
of December 31, 2025.
The book value
for debt securities
classified as HTM
represents amortized
cost less ACL.
The Company determined that an ACL on its debt securities available for sale as was not required as of December
31,
2025 and December 31, 2024.
In 2018, the Company
became a Qualified Public Depository
(“QPD”) with the State
of Florida. As a
QPD, the Company
has the
authority to
legally maintain public
deposits from cities,
municipalities, and the
State of
Florida. These public
deposits
are secured by securities
pledged to the
State of Florida at
a ratio of
25
% and
50
% of the average
outstanding amount of
uninsured
deposits
at
December 31,
2025
and
December 31,
2024,
respectively.
The
Company
must
also
maintain
a
minimum amount of pledged securities to be in the program
related to these deposits.
At December 31, 2025, the Company had
fifteen
securities with an aggregate fair value of
$
43.5
million pledged to the
State of Florida
under the public
funds program. The Company
held a total of
$
167.7
million in public
funds at December 31,
2025.
At December 31,
2024, the
Company had
twenty-one
securities with
an aggregate
fair value
of $
66.1
million pledged
to
the
State
of
Florida
under
the
public
funds
program.
The
Company
held
a
total
of
$
110.5
million
in
public
funds
at
December 31, 2024.
3.
LOANS
The following table is a summary of the distribution of loans held for investment by type (in thousands):
December 31, 2025 December 31, 2024
Total
Percent of
Total Total
Percent of
Total
Residential Real Estate
$
307,692
14.1
% $
289,961
14.8
%
Commercial Real Estate
1,244,835
57.0
%
1,136,417
57.8
%
Commercial and Industrial
295,548
13.5
%
258,311
13.1
%
Correspondent Banks
127,968
5.9
%
82,438
4.2
%
Consumer and Other
207,215
9.5
%
198,091
10.1
%
Total
gross loans
2,183,258
100.0
%
1,965,218
100.0
%
Plus: Deferred costs/fees
5,999
7,630
Total
loans held for investment, net of deferred costs/fees
2,189,257
1,972,848
Less: Allowance for credit losses
25,500
24,070
Total
loans held for investment, net of allowance
$
2,163,757
$
1,948,778
At December 31, 2025 and 2024, the Company had $
561.4
million and $
518.8
million, respectively, of commercial real
estate and residential mortgage loans pledged as collateral on lines of credit with the FHLB and the
Federal Reserve Bank
of Atlanta. At December 31, 2025 and 2024, the Company
had
no
real estate loans in the process of foreclosure.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
96
USCB Financial Holdings, Inc.
2025 10-K
Allowance for Credit Losses
Changes in the ACL for the years ended December 31, 2025
and 2024 are as follows (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Correspondent
Banks
Consumer
and Other Total
December 31, 2025:
Beginning balance
$
5,121
$
8,788
$
4,633
$
654
$
4,874
$
24,070
Provision for credit losses (1)
763
688
164
361
143
2,119
Recoveries
24
-
17
-
2
43
Charge-offs
-
-
-
-
(732)
(732)
Ending Balance
$
5,908
$
9,476
$
4,814
$
1,015
$
4,287
$
25,500
December 31, 2024:
Beginning balance
$
2,695
$
10,366
$
3,974
$
911
$
3,138
$
21,084
Provision for credit losses (2)
2,403
(1,578)
640
(257)
1,752
2,960
Recoveries
23
-
19
-
3
45
Charge-offs
-
-
-
-
(19)
(19)
Ending Balance
$
5,121
$
8,788
$
4,633
$
654
$
4,874
$
24,070
(1) Provision for credit losses excludes $
182
thousand provision for unfunded commitments included
in accrued interest and other liabilities and $
4
thousand release for investment securities held to
maturity.
(2) Provision for credit losses excludes $
199
thousand provision for unfunded commitments included
in accrued interest and other liabilities and $
2
thousand release for investment securities held to
maturity.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
97
USCB Financial Holdings, Inc.
2025 10-K
At December
31,
2025,
the
ACL
for
loans
was
$
25.5
million
compared
to
$
24.1
million
at
December
31,
2024.
The
increase of $
1.4
million or 5.9% in the ACL was primarily due to loan growth.
Charge offs
related to
loans for
the year
ended December 31,
2025 were
$
23
thousand originated
in 2025
and $
709
thousand originated in 2022. Charge offs for the year
ended December 31, 2024 were $
19
thousand originated in 2024.
Allowance for credit losses and the outstanding balances in
loans as of December 31, 2025 and 2024 are as
follows (in
thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Correspondent
Banks
Consumer
and Other Total
December 31, 2025:
Allowance for credit losses:
Individually evaluated
$
27
$
-
$
84
$
-
$
-
$
111
Collectively evaluated
5,881
9,476
4,730
1,015
4,287
25,389
Balances, end of period
$
5,908
$
9,476
$
4,814
$
1,015
$
4,287
$
25,500
Loans:
Individually evaluated
$
5,583
$
-
$
1,265
$
-
$
-
$
6,848
Collectively evaluated
302,109
1,244,835
294,283
127,968
207,215
2,176,410
Balances, end of period
$
307,692
$
1,244,835
$
295,548
$
127,968
$
207,215
$
2,183,258
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
98
USCB Financial Holdings, Inc.
2025 10-K
Loss – Loans classified as loss are considered uncollectible.
Loan credit exposures by internally assigned grades are
presented below for the periods indicated (in thousands):
As of December 31, 2025
Term Loans by Origination Year
Revolving
Loans Total 2025 2024 2023 2022 2021 Prior
Residential real estate
Pass
$
65,582
$
83,426
$
32,139
$
23,685
$
21,056
$
58,220
$
20,168
$
304,276
Special Mention
128
-
-
587
-
201
-
916
Substandard
-
917
1,468
-
-
115
-
2,500
Total
65,710
84,343
33,607
24,272
21,056
58,536
20,168
307,692
Commercial real estate
Pass
241,028
184,323
109,465
281,985
134,663
273,483
5,876
1,230,823
Special Mention
-
-
8,451
-
-
3,162
-
11,613
Substandard
-
-
-
-
1,724
675
-
2,399
Total
241,028
184,323
117,916
281,985
136,387
277,320
5,876
1,244,835
Commercial and
industrial
Pass
75,867
63,178
58,060
32,118
28,090
12,314
23,542
293,169
Special Mention
-
72
-
-
835
-
-
907
Substandard
-
-
389
-
445
638
-
1,472
Total
75,867
63,250
58,449
32,118
29,370
12,952
23,542
295,548
Correspondent banks
Pass
127,968
-
-
-
-
-
-
127,968
Total
127,968
-
-
-
-
-
-
127,968
Consumer and other
loans
Pass
59,276
34,309
36,808
51,091
23,214
747
1,770
207,215
Substandard
-
-
-
-
-
-
-
-
Total
59,276
34,309
36,808
51,091
23,214
747
1,770
207,215
Total
Loans
Pass
569,721
365,236
236,472
388,879
207,023
344,764
51,356
2,163,451
Special Mention
128
72
8,451
587
835
3,363
-
13,436
Substandard
-
917
1,857
-
2,169
1,428
-
6,371
Doubtful
-
-
-
-
-
-
-
-
Total
$
569,849
$
366,225
$
246,780
$
389,466
$
210,027
$
349,555
$
51,356
$
2,183,258

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
99
USCB Financial Holdings, Inc.
2025 10-K
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
$
1,965,218

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
100
USCB Financial Holdings, Inc.
2025 10-K
Loan Aging
The Company
also considers the
performance of loans
in grading
and in
evaluating the
credit quality
of the
loan portfolio.
The Company analyzes credit quality and
loan grades based on payment performance
and the aging status of loans.
The
following table include an aging analysis of accruing
loans and total non-accruing loans as of December 31, 2025 and 2024
(in thousands):
Accruing
As of December 31, 2025: Current
Past Due
30-89 Days
Past Due
90 Days or
more and
Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
1,538
$
-
$
-
$
1,538
$
-
$
1,538
1-4 family residential
238,852
1,150
-
240,002
2,385
242,387
Condo residential
62,364
1,288
-
63,652
115
63,767
302,754
2,438
-
305,192
2,500
307,692
Commercial real estate:
Land and construction
83,305
-
-
83,305
-
83,305
Multi-family residential
254,562
-
-
254,562
-
254,562
Condo commercial
61,525
-
-
61,525
-
61,525
Commercial property
845,003
440
-
845,443
-
845,443
Leasehold improvements
-
-
-
-
-
-
1,244,395
440
-
1,244,835
-
1,244,835
Commercial and industrial:
Secured
272,900
71
-
272,971
638
273,609
Unsecured
21,939
-
-
21,939
-
21,939
294,839
71
-
294,910
638
295,548
Correspondent banks
127,968
-
-
127,968
-
127,968
Consumer and other
207,215
-
-
207,215
-
207,215
Total
$
2,177,171
$
2,949
$
-
$
2,180,120
$
3,138
$
2,183,258

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
101
USCB Financial Holdings, Inc.
2025 10-K
Accruing
As of December 31, 2024: Current
Past Due
30-89 Days
Past Due
90 Days
or more
and Still
Accruing
Total
Accruing
Non-
Accrual Total Loans
Residential real estate:
Home equity line of credit and other
$
1,120
$
-
$
-
$
1,120
$
-
$
1,120
1-4 family residential
225,334
2,886
-
228,220
-
228,220
Condo residential
58,956
1,351
-
60,307
314
60,621
285,410
4,237
-
289,647
314
289,961
Commercial real estate:
Land and construction
40,090
-
-
40,090
-
40,090
Multi-family residential
214,912
-
-
214,912
-
214,912
Condo commercial
57,402
-
-
57,402
-
57,402
Commercial property
823,326
687
-
824,013
-
824,013
Leasehold improvements
-
-
-
-
-
-
1,135,730
687
-
1,136,417
-
1,136,417
Commercial and industrial:
Secured
232,779
521
-
233,300
403
233,703
Unsecured
24,608
-
-
24,608
-
24,608
257,387
521
-
257,908
403
258,311
Correspondent banks
82,438
-
-
82,438
-
82,438
Consumer and other
196,101
-
-
196,101
1,990
198,091
Total
$
1,957,066
$
5,445
$
-
$
1,962,511
$
2,707
$
1,965,218
Non-accrual Status
The following
table includes
the amortized
cost
basis of
loans on
non-accrual
status
and loans
past due
90 days
or
more and still accruing as of December 31, 2025 and 2024 (in thousands):
December 31, 2025
Nonaccrual Loans
With No Related
Allowance
Nonaccrual Loans
With Related
Allowance
Total
Non-accruals
Loans Past Due
90
Days or more and
Still Accruing
Residential real estate
$
2,500
$
-
$
2,500
$
-
Commercial and industrial
563
75
638
-
Total
$
3,063
$
75
$
3,138
$
-
December 31, 2024
Nonaccrual Loans
With No Related
Allowance
Nonaccrual Loans
With Related
Allowance
Total
Non-accruals
Loans Past Due
90
Days or more and
Still Accruing
Residential real estate
$
314
$
-
$
314
$
-
Commercial and industrial
-
403
403
$
-
Consumer and other
-
1,990
1,990
-
Total
$
314
$
2,393
$
2,707
$
-
Accrued interest
receivable is
excluded from
the estimate
of credit
losses. There
was
no
interest income
recognized
attributable
to
non-accrual
loans
outstanding
during
the
years
ended
December 31,
2025
and
2024.
Interest
income
on

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
102
USCB Financial Holdings, Inc.
2025 10-K
these loans
for the
years ended
December 31, 2025
and 2024,
would have
been approximately
$
114
thousand and
$
84
thousand, respectively,
had these loans performed in accordance with their
original terms.
Collateral-Dependent Loans
A
loan
is
collateral
dependent
when
the
borrower
is
experiencing
financial
difficulty
and
repayment
of
the
loan
is
expected to be
provided substantially
through the sale
or operation of
the collateral. There
were
four
collateral dependent
loans as of December 31, 2025 and
two
collateral dependent loans as of December
31, 2024.
The following
table includes
the amortized cost
basis of
collateral dependent
loans related
to borrowers
experiencing
financial difficulty by type of collateral as of December
31, 2025 and 2024 (in thousands):
December 31, 2025
Collateral Type
Residential Real Estate Specific Reserves
Residential real estate
$
2,583
$
-
Total
$
2,583
$
-
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
Loan Modifications to Borrowers Experiencing Financial
Difficulties
The following
table present
newly restructured
loans, by
type of
modification, which
occurred during
the years
ended
December 31, 2025 and December 31, 2024 (dollars
in thousands):
December 31, 2025
Amortized Cost Prior to Modification Amortized Cost After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Commercial and industrial
2
$
969
$
969
2
$
883
$
883
2
$
969
$
969
2
$
883
$
883
December 31, 2024
Amortized Cost Prior to Modification Amortized Cost After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Commercial and industrial
1
$ 468 $
468
1
$
468
$
468
1
$
468
$
468
1
$
468
$
468
The
two
loan
modifications
for
the
borrowers
experiencing
financial
difficulty
at
December 31,
2025
included
a
combination of
rate, term
and principal
modifications. On
one loan, the
rate was
modified from
a variable rate
to a
7.75
%
fixed rate and the term was
modified from October 2025
to January 2028. On the
second loan, the rate was
modified from
a variable rate to a
7.20
% fixed rate and there was a principal reduction
of $

thousand.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
103
USCB Financial Holdings, Inc.
2025 10-K
The loan modification
for the
borrower experiencing
financial difficulty
at December 31,
2024, included
a combination
of rate and maturity modifications.
The rate was modified
from a variable rate
to a fixed rate
of
8.0
%. The original maturity
of September 2029 was extended to January 2034.
There were
no
existing loan
modifications
that subsequently
defaulted
during either
year ended
December 31,
2025
and 2024.
4.
LEASES
The
Company
enters
into
leases
in
the
normal
course
of
business
primarily
for
banking
centers
and
back-office
operations. As of
December 31, 2025, the
Company leased nine
of the ten
banking centers and
the headquarter building.
The Company
is obligated
under non-cancelable
operating leases
for these
premises with
expiration dates
ranging from
2026 to 2036. Many of these leases have extension
clauses which the Company could exercise which
would extend these
expiration dates.
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
The following table presents the ROU assets and lease liabilities as of December 31, 2025 and 2024 (in thousands):
December 31,
2025 2024
ROU assets:
Operating leases
$
5,519
$
8,451
Lease liabilities:
Operating leases
$
5,519
$
8,451
The weighted average remaining lease term and weighted average discount rate as of December 31, 2025 and 2024:
December 31,
2025 2024
Weighted average remaining lease term (in years):
Operating leases
6.04
5.95
Weighted average discount rate:
Operating leases
2.94
%
2.94
%

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
104
USCB Financial Holdings, Inc.
2025 10-K
Future lease payment obligations and a reconciliation to lease liability as of December 31, 2025 (in thousands):
Total
2026
$
2,383
2027
951
2028
492
2029
478
Thereafter
2,509
Total
future minimum lease payments
6,813
Less: interest component
(1,294)
Total
lease liability
$
5,519
The lease cost for the years ended December 31, 2025
and 2024 (in thousands):
December 31,
2025 2024
Finance lease cost:
ROU assets amortization
$
2,932
$
2,972
Operating lease cost
823
742
Less: Sublease income
(85)
(82)
Total
lease cost, net
$
3,670
$
3,632
5.
PREMISES AND EQUIPMENT
A summary of premises and equipment are presented below
as of December 31, 2025 and 2024 (in thousands):
December 31,
2025 2024
Land
$
972
$
972
Building
1,952
1,952
Furniture, fixtures and equipment
9,313
9,137
Computer hardware and software
4,747
4,623
Leasehold improvements
10,587
10,584
Premises and equipment, gross
27,571
27,268
Accumulated depreciation and amortization
(23,324)
(22,705)
Premises and equipment, net
$
4,247
$
4,563
Depreciation
and
amortization
expense
was
$
619
thousand
and
$
587
thousand
for
the
years
ended
December 31,
2025 and 2024, respectively.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
105
USCB Financial Holdings, Inc.
2025 10-K
6.
INCOME TAXES
The Company’s pre-tax
income and provision
for income taxes
is presented in
the following table
for the years
ended
December 31, 2025 and 2024 (in thousands):
December 31,
2025 2024
Pre-tax income:
Domestic
$
35,916
$
32,477
Total pre-tax income
$
35,916
$
32,477
Current tax expense:
Federal
$
1,213
$
-
State
1,857
-
Total
current
3,070
-
Deferred tax expense:
Federal
4,907
6,122
State
1,839
1,681
Total
deferred
6,746
7,803
Total
income tax expense
$
9,816
$
7,803
The actual income
tax expense for the
years ended December 31, 2025
and 2024 differs from
the statutory tax expense
for the year (computed by applying the U.S. federal
corporate tax rate of
21
% for 2025 and
21
% for 2024 to income before
provision for income taxes) as follows (in thousands):
2025 2024
Amount
% Pre-tax
Income Amount
% Pre-tax
Income
Computed tax at the statutory federal income tax rate
$
7,542
21.00%
$
6,820
21.00%
State income taxes, net of federal tax benefit (1)
2,767
7.70%
1,411
4.33%
Nontaxable or Nondeductible Items
Bank owned life insurance income
(495)
(1.38%)
(428)
(1.32%)
Other
2
0.01%
-
-
Other adjustments, net
-
-
-
-
Total
tax expense
$
9,816
27.33%
$
7,803
24.01%
(1) Taxes
in Florida made up the majority (greater than 50%) of the tax effect in this category.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
106
USCB Financial Holdings, Inc.
2025 10-K
The following table presents
the deferred tax assets
and deferred tax liabilities
as of December 31, 2025
and 2024 (in
thousands):
2025 2024
Deferred tax assets:
Net operating loss
$
1,039
$
9,276
Allowance for credit losses
6,463
6,100
Lease liability
1,399
2,142
Unrealized loss on available for sale securities
10,270
15,200
Depreciable property
-
38
Equity compensation
973
686
Accruals
721
520
Other, net
268
65
Deferred tax asset
$
21,133
$
34,027
Deferred tax liability:
Deferred loan cost
(1,520)
(1,934)
Lease right of use asset
(1,399)
(2,142)
Deferred expenses
(154)
(224)
Cash flow hedge
(5)
(81)
Depreciable property
(9)
-
Deferred tax liability
$
(3,087)
$
(4,381)
Net deferred tax asset
$
18,046
$
29,646
At December 31, 2025,
the Company had
approximately $
23.9
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
The U.S.
Federal jurisdiction
and Florida
are the
major tax
jurisdictions where
the Company
files income
tax returns.
The Company is generally no longer subject to U.S. Federal or
State examinations by tax authorities for years before 2022.
For
the
years
ended
December 31,
2025 and
2024,
the
Company
did
no
t have
any unrecognized
tax benefits
as a
result of
tax positions
taken during
a prior
period or
during the
current period.
Additionally,
no
interest or
penalties
were
recorded as a result of tax uncertainties.
Cash payments
for
federal
taxes
was
$
3.9
million
in
the
year
ended
December
31,
2025
and
$
0
in
the
year
ended
December 31, 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
107
USCB Financial Holdings, Inc.
2025 10-K
7.
DEPOSITS
The following table presents deposits by type at December 31,
2025 and 2024 (in thousands):
December 31,
2025 2024
Non-interest bearing demand deposits
$
583,860
$
575,159
Interest-bearing demand deposits
46,989
50,648
Savings and money market deposits
1,186,422
1,180,809
Time deposits
527,809
367,388
Total
deposits
$
2,345,080
$
2,174,004
Time
deposits exceeding
the FDIC
deposit insurance
limit of
$250 thousand
per account
at December 31,
2025 and
2024 were $
111.5
million and $
94.0
million, respectively.
As
of
December 31,
2025,
the
Company
had
$
256.8
million
in
brokered
CDs
at
a
weighted
average
rate
of
3.93
%.
Brokered CDs were
11.0
% of total deposits at such date.
As
of
December 31,
2024,
the
Company
had
$
133.0
million
in
brokered
CDs
at
a
weighted
average
rate
of
4.38
%.
Brokered CDs were
6.1
% of total deposits at such date.
At December 31, 2025, the scheduled maturities of time deposits were (in thousands):
December 31, 2025
Total
2026
$
472,111
2027
54,174
2028
613
2029
418
2030
493
$
527,809
At December 31,
2025 and
2024, the
aggregate amount
of demand
deposits reclassified
to loans
as overdrafts
was
$
372
thousand and $
403
thousand, respectively.
8.
FHLB ADVANCES
At December 31, 2025, FHLB advances were $
158.3
million and at December 31, 2024 were $
163.0
million.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
108
USCB Financial Holdings, Inc.
2025 10-K
The following table presents outstanding FHLB advances
at December 31, 2025 and 2024 (in thousands):
December 31, 2025
Interest Rate Type of Rate Maturity Date Amount
3.77
% Fixed
March 16, 2026
$
104,750
3.88
% Variable
May 22, 2026
42,500
3.76
% Fixed
January 24, 2028
11,000
$
158,250
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
4.81
% with a maturity date of
January 10, 2025
,
under the BTFP program.
The Company paid
off the $
80.0
million under the
BTFP program during
the third quarter
2024.
The original maturity of this borrowing under the BTFP program was January 2025, and there are no remaining borrowings by the Company under this program.
9.
SUBORDINATED
NOTES
On August 14, 2025,
the Company entered into a
Subordinated Note Purchase Agreement (the
“Purchase Agreement”)
with certain qualified
institutional buyers
(the “Purchasers”)
pursuant to which
the Company sold
and issued
$
40.0
million
in aggregate principal amount of its
7.625
% Fixed-to-Floating Rate Subordinated Notes due 2035 (the
“Notes”). The Notes
were issued
by the
Company to
the Purchasers
at a
price equal
to
100
% of
their face
amount. Net
proceeds were
$
39.2
million after an
estimated direct
issuance cost
of approximately $
760
thousand. Unamortized
issuance costs
are deferred
and amortized over
the
10
-year Subordinated note
term. As of
December 31, 2025,
the outstanding balance
of subordinated
notes, net of costs, totaled $
39.3
million and the average interest rate paid on the outstanding average balance net of costs
was
7.32
%.
The Notes have a stated maturity of August 15, 2035, and
are redeemable, in whole or in part, on any interest payment date on or after August 15,
2030, and at any time upon
the occurrences of certain events. The Notes
bear interest at a fixed
rate of
7.625
% per year,
from and including August 14, 2025,
to but excluding August 15, 2030
or earlier redemption date.
From and including August 15, 2030, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly at a variable rate equal to the
then current three-month term secured
overnight financing rate (“SOFR”), plus
422
basis points. If three-month SOFR cannot be determined on a given date, a different index shall be determined and used in accordance with the terms of the Notes.
The Notes
were offered
and sold
by the
Company in
a private
placement transaction
in reliance
on exemptions
from
the
registration
requirements
of
the
Securities
Act,
pursuant
to
Section
4(a)(2)
of
the
Securities
Act
and
Rule
506(b)
of
Regulation D thereunder. On August 14, 2025, in
connection with the sale and
issuance of the Notes, the
Company entered
into a
Registration Rights
Agreement (the
“Registration
Rights Agreement”)
with the
Purchasers. Under
the terms
of the

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
109
USCB Financial Holdings, Inc.
2025 10-K
Registration Rights
Agreement, the
Company agreed
to take
certain actions
to provide
for the
exchange of
the Notes
for
subordinated notes
that are
registered under
the Securities
Act and
have substantially
the same
terms as
the Notes
(the
“Exchange Offer”). Under
certain circumstances, if the
Company fails to meet
its obligations under the
Registration Rights
Agreement, it would be required to pay additional interest
to the holders of the Notes.
10.
EQUITY BASED AND OTHER COMPENSATION
PLANS
Employee 401(k) Plan
The Company
has an
401(k) plan
(the “Plan”)
covering substantially all
eligible employees.
The Plan
includes a
provision
that the employer may contribute
to the accounts of
eligible employees for whom
a salary deferral is made.
The Company
contributed
$
423
thousand
and
$
354
thousand
to
the
Plan
during
the
years
ended
December 31,
2025
and
2024,
respectively;
the
contributions
are
included
under
salaries
and
employee
benefits
in
the
Consolidated
Statements
of
Operations.
Stock-Based Compensation
In
2015,
the
Company's
stockholders
approved
the
2015
Equity
Incentive
Plan
(the
“2015
Option
Plan”),
which
authorized grants
of options
to purchase
up to
2,000,000
shares of
common stock.
The
2015
Option
Plan
provided that
vesting
schedules
will
be
determined
upon
issuance
of
options
by
the
Board
of
Directors
or
compensation
committee.
Options granted
under the
2015 Option
Plan have
a
10
-year life
and, in
no event
shall an
option be
exercisable after
the
expiration of
10
years from the
grant date. The
2015 Option Plan
had a
10
-year life and
initially would have
terminated in
2025. In
July 2020,
the stockholders
of the
Company approved
the amendment
of the
2015 Option
plan to
authorize the
issuance of
an additional
3,000,000
shares of
common stock and
extending the
life of
the plan
5
additional years, terminating
in 2030. The
authorized shares,
after being adjusted
to reflect the
1 for 5
reverse stock
split, totaled
1,000,000
shares. In
December
2021,
the
shareholders
of
the
Company
approved
the
amendment
of
the
2015
Option
Plan
to
authorize
the
issuance of
an additional
1,400,000
shares of
common stock
as well
as the
ability to
issue restricted
stock grants
(up to
600,000
shares) for a total of
2,400,000
shares as well as extending the term until December
2031.
At December 31,
2025, there
were
872,012
shares available
for grant
under the
2015 Option
Plan. At
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
actual option forfeitures.
The
compensation
expense
is
reported
under
salaries
and
employee
benefits
in
the
accompanying
Consolidated
Statements of Operations. Compensation expense totaling $
10
thousand was recognized for the year
ended December 31,
2025 and
$
278
thousand
for
the year
ended
December 31,
2024. There
was
no
related tax
benefit
for
the
years
ended
December 31, 2025 and 2024.
Unrecognized compensation cost
remaining on stock-based
compensation totaled $
0
and $
10
thousand for the
years
ended December 31, 2025 and 2024, respectively.
Cash
flows
resulting
from
excess
tax
benefits
are
required
to
be
classified
as
a
part
of
cash
flows
from
operating
activities. Excess tax benefits
are realized tax benefits
from tax deductions for
exercised options in
excess of the deferred
tax asset attributable to the compensation cost for such
options.
There were
no
options granted in 2025 and 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
110
USCB Financial Holdings, Inc.
2025 10-K
The following table presents a summary of stock options
for the years ended December 31, 2025 and 2024:
Stock Options
Weighted Average
Exercise Price
Weighted Average
Remaining
Contractual Years
Aggregate Intrinsic
Value (in
thousands)
Balance at January 1, 2025
725,167
$
10.86
5.3
Granted
—
$
-
Exercised
(98,500)
$
8.15
Forfeitures
—
$
-
Balance at December 31, 2025
626,667
$
11.29
4.8
Exercisable at December 31, 2025
624,500
$
11.28
4.8
$
4,458
Balance at January 1, 2024
947,167
$
10.97
6.5
Granted
—
$
-
Exercised
(122,000)
$
10.81
Forfeitures
(100,000)
$
11.99
Balance at December 31, 2024
725,167
$
10.86
5.3
Exercisable at December 31, 2024
720,499
$
10.85
5.3
$
4,972
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of exercisable options at the dates presented
(the
difference
between
the
valuation
of the
Company’s
stock
and the
exercise
price,
multiplied
by the
number of
options considered
in-the-money) that
would have
been received
by the
option holders
had all
option holders
exercised their options.
Restricted Stock
In 2025 , the Company issued
124,424
shares of Class A common stock to employees and
directors as restricted stock
awards pursuant
to the
Company's 2015
Option Plan.
Awards under
the 2015
Option Plan
may not
be sold
or otherwise
transferred until
certain restrictions have
lapsed. The Company
primarily issues restricted
stock awards with
a
3
-year vesting
period.
In 2024 , the Company issued
277,922
shares of Class A common stock to employees and
directors as restricted stock
awards pursuant
to the
Company's 2015
Option Plan.
Awards under
the 2015
Option Plan
may not
be sold
or otherwise
transferred until
certain restrictions have
lapsed. The Company
primarily issues restricted
stock awards with
a
3
-year vesting
period. However,
out of the
277,922
shares of Class
A common stock
issued pursuant to
restricted stock awards
in 2024,
150,000
shares issued in
October 2024 had
a modified vesting
period. The
150,000
shares vested
33
% of the
award in a
period of two months in 2024, and the
67
% remaining vests one-third in 2025 and in 2026.
The
total
share-based
compensation
expense
for
these
awards
is
determined
based
on
the
market
price
of
the
Company's common
stock as
of the date
of grant
applied to
the total
number of
shares granted
and is
amortized straight
line
over
the
vesting
period
which
is
generally
three
years
unless
the
Board
of
Directors
approves
a
different
vesting
schedule for
the grants.
As of
December 31, 2025,
unearned share
-based compensation
expense associated
with these
awards totaled $
3.6
million. As of
December 31, 2024, unearned
share-based compensation expense associated
with these
awards totaled $
4.3
million.
Compensation expense totaling $
3.0
million was recognized for
the year ended December 31, 2025
and reported under
salaries
and
benefits
in
the
accompanying
Consolidated
Statement
of
Operations.
Compensation
expense
totaling
$
1.9
thousand was recognized for the year ended December
31, 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
111
USCB Financial Holdings, Inc.
2025 10-K
The following table presents a summary of restricted stock
awards for the years ended December 31, 2025 and 2024:
Restricted Stock
Weighted Average Grant Date
Fair Value
Balance at January 1, 2025
402,076
$
13.31
Granted
124,424
$
18.78
Forfeited
—
$
-
Vested
(120,237)
$
13.98
Balance at December 31, 2025
406,263
$
14.80
Restricted Stock
Weighted Average Grant Date
Fair Value
Balance at January 1, 2024
218,422
$
12.19
Granted
277,922
$
14.33
Forfeited
(8,625)
$
12.63
Vested
(85,643)
$
13.84
Balance at December 31, 2024
402,076
$
13.31
11.
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
The Company
records
a
liability
for
expected
credit
losses
on
off-balance-sheet
credit
exposure
in
accordance
with
ASC
326.
The
Company
uses
the
loss
rate
and
exposure
of
default
framework
to
estimate
a
reserve
for
unfunded
commitments. Loss rates
for the expected funded
balances are determined
based on the
associated pooled loan
analysis
loss rate and the exposure at default is
based on an estimated utilization given
default. The off-balance sheet commitment
allowance as of December 31, 2025 was $
752
thousand and as of December 31, 2024 was $
571
thousand.
A
summary
of
the
amounts
of
the
Company's
financial
instruments
with
off-balance
sheet
risk
are
shown
below
at
December 31, 2025 and December 31, 2024 (in thousands):
December 31,
2025 2024
Commitments to grant loans and unfunded lines of credit
$
161,606
$
122,578
Standby and commercial letters of credit
2,700
5,389
Total
$
164,306
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
112
USCB Financial Holdings, Inc.
2025 10-K
Standby
and
commercial
letters
of
credit
are
conditional
commitments
issued
by
the
Company
to
guarantee
the
performance of a
customer to
a third
party. Those letters of
credit are
primarily issued to
support public and
private borrowing
arrangements. Essentially all letters of credit have fixed maturity dates and many of them expire without being drawn upon;
they do not generally present a significant liquidity risk
to the Company.
12.
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
is
being
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
and is
being accounted
for accordingly.
Changes in
the fair
value of
the derivative
will be
recorded in other comprehensive income (loss) to the extent the hedge remains effective.
As of December 31,
2025, the Company
had
one
interest rate swap
agreements with a
notional aggregate amount
of
$
25
million that were designated as
cash flow hedges of certificates
of deposit. The interest rate
swap agreements have a
maturity of
0.42
years, a weighted average fixed-rate paid of
3.47
%, and with a weighted average 3-month compound USD
SOFR being
received. The
company unwound
one
interest rate
swap designated
as a
cash flow
hedge of
certificates of
deposits with notional
amount of $
25
million during the
quarter ended December 31,
2025. The decision to
unwind this swap
was driven by changes in interest rate
forecasts and asset-liability management strategies. The early termination income to unwind the fair value swaps totaled $
5
thousand. The original maturity of the cash flow interest
rate swap was April 2026.
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
Interest Rate Swaps Designated as Fair Value
Hedges
During the
third quarter
in 2024,
the Company
unwound
four
fair value
interest rate
swaps with
a notional
aggregate
amount of
$
200
million. The
decision to
unwind these
swaps was
driven by
changes in
interest rate
forecasts and
asset-
liability management
strategies. The
early termination
fee to
unwind the
fair value
swaps totaled
$
3.7
million. The
termination
fees allocated to each loan category are
amortized over the remining life of the
hedge loans on a monthly straight-line basis
with full recognition of the unamortized cost upon
the early payoff of the hedge loan. The amortization
of the termination fee
is reflected in the loan interest income line in the Company’s Consolidated Statement of Operations. The original maturities of
these
fair
value
interest
swaps
were
between
2025
and
2026.
The
fair
value
interest
rate
swap
agreements
had
an
average maturity of
1.51
years at the date of termination.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
113
USCB Financial Holdings, Inc.
2025 10-K
Interest Rate Swaps
The Company also
enters into
interest rate swaps
with its
loan customers. The
Company had
94
and
60
interest rate
swaps with
loan customers
with a
notional aggregate
amount of
$
310.8
million and
$
206.3
million at
December 31, 2025
and 2024, respectively.
These interest rate swaps
have maturity dates of
between 2026 and 2051.
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
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
December 31, 2025:
Derivatives Designated as Cash Flow Hedges:
Interest rate swaps $
125,000
$
-
Other assets/Accrued interest
and other liabilities $
14
$
33
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans $
310,761
$
5,769
Other assets/Accrued interest
and other liabilities $
9,753
$
9,753
December 31, 2024:
Derivatives Designated as Cash Flow Hedges
Interest rate swaps $
50,000
$
-
Other assets $
321
$
-
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans $
206,258
$
4,943
Other assets/Accrued interest
and other liabilities $
6,869
$
6,869
13.
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
114
USCB Financial Holdings, Inc.
2025 10-K
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
The
following
table
represents
the
Company's
assets
and
liabilities
measured
at
fair
value
on
a
recurring
basis
at
December 31, 2025 and 2024 for each of the fair value
hierarchy levels (in thousands):
2025 2024
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$
-
$
14,144
$
-
$
14,144
$
-
$
12,625
$
-
$
12,625
Collateralized mortgage obligations
-
75,828
-
75,828
-
78,905
-
78,905
Mortgage-backed securities - residential
-
29,917
-
29,917
-
46,933
-
46,933
Mortgage-backed securities - commercial
-
168,108
-
168,108
-
78,739
-
78,739
Municipal securities
-
4,263
-
4,263
-
19,311
-
19,311
Bank subordinated debt securities
-
15,230
-
15,230
-
23,708
-
23,708
Total
-
307,490
-
307,490
-
260,221
-
260,221
Derivative assets
-
9,767
-
9,767
-
7,190
-
7,190
Total assets at fair value
$
-
$
317,257
$
-
$
317,257
$
-
$
267,411
$
-
$
267,411
Derivative liabilities
$
-
$
9,786
$
-
$
9,786
$
-
$
6,869
$
-
$
6,869
Total liabilities at fair value
$
-
$
9,786
$
-
$
9,786
$
-
$
6,869
$
-
$
6,869

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
115
USCB Financial Holdings, Inc.
2025 10-K
Items Not Measured at Fair Value
The following table
presents the carrying
amounts and estimated
fair values of
financial instruments
not carried at fair
value, at December 31, 2025 and 2024 are as follows (in thousands):
Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
December 31, 2025:
Financial Assets:
Cash and due from banks
$
6,027
$
6,027
$
-
$
-
$
6,027
Interest-bearing deposits in banks
$
32,450
$
32,450
$
-
$
-
$
32,450
Investment securities held to maturity, net
$
153,941
$
-
$
142,508
$
-
$
142,508
Loans held for investment, net
$
2,163,757
$
-
$
-
$
2,210,781
$
2,210,781
Accrued interest receivable
$
11,661
$
-
$
1,443
$
10,218
$
11,661
Financial Liabilities:
Non-interest bearing demand deposits
$
583,860
$
583,860
$
-
$
-
$
583,860
Savings and money market deposits
$
1,186,422
$
1,186,422
$
-
$
-
$
1,186,422
Interest-bearing demand deposits
$
46,989
$
46,989
$
-
$
-
$
46,989
Time deposits
$
527,809
$
-
$
527,575
$
-
$
527,575
FHLB advances
$
158,250
$
-
$
158,342
$
-
$
158,342
Subordinated notes
$
39,300
$ - $
40,131
$ - $
40,131
Accrued interest payable
$
3,984
$
-
$
3,984
$
-
$
3,984
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
The
fair
value
of
collateral
dependent
loans
considered
Level
3
in
the
fair
value
hierarchy
was
$
2.6
million
with
no
specific reserved as
of December 31, 2025
and $
2.0
million with a
specific reserve of
$
651
thousand at December 31, 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
116
USCB Financial Holdings, Inc.
2025 10-K
The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at
December 31, 2025 and 2024:
December 31, 2025
Range
Weighted
Financial Instrument Fair Value Valuation Technique(s) Unobservable Input(s) Minimum Maximum average
Collateral dependent loans -
residential loans
$ 2,583
Sales comparison approach
Third party appraisals
0%
0%
0%
December 31, 2024
Range
Weighted
Financial Instrument Fair Value Valuation Technique(s) Unobservable Input(s) Minimum Maximum average
Collateral dependent loans -
consumer boat loans
$ 1,650
Sales comparison approach
Adjustment for differences
between the comparable sales
11%
31%
28%
14.
STOCKHOLDERS’ EQUITY
Common Stock
During the
year ended
December 31,
2025, the
Company
repurchased
2.0
million
shares of
Class
A common
stock
from certain
institutional shareholders
through privately
negotiated transactions,
at a weighted
average price
per share of
$
17.19
.
The
aggregate
purchase
price
for
these
transactions
was
approximately
$
34.4
million.
The
repurchases
were
supplemental and not part of the Company’s two previously announced stock repurchase programs. During the year ended
December 31, 2025 pursuant to the
Company’s publicly announced repurchase programs the
Company repurchased
9,671
shares of Class A common stock at a weighted average price per share of $
17.91
. The aggregate purchase price for these
transactions
was
approximately
$
174
thousand
including
transaction
costs.
As
of
December 31,
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
In 2025, the Company issued
124,424
shares of Class A common stock to employees and directors as restricted stock awards pursuant to the Company's 2015 Option Plan.
In 2024, the Company issued
277,922
shares of Class A common stock to employees and directors as restricted stock awards pursuant to the Company's 2015 Option Plan.
Shares of the Company’s Class A common stock issued and
outstanding as of December 31, 2025 and December 31,
2024 were
18,137,885
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
117
USCB Financial Holdings, Inc.
2025 10-K
As
of
December 31,
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
October 20, 2025
November 14, 2025
December 5, 2025
$
0.10
$
1.8
million
2024
Declaration Date Record Date Payment Date Dividend Per Share Dividend Amount
January 22, 2024
February 15, 2024
March 5, 2024
$
0.05
$
1.0
million
April 22, 2024
May 15, 2024
June 5, 2024
$
0.05
$
1.0
million
July 22, 2024
August 15, 2024
September 5, 2024
$
0.05
$
1.0
million
October 28, 2024
November 15, 2024
December 5, 2024
$
0.05
$
0.9
million
The
Company
and
the
Bank
exceeded
all
regulatory
capital
requirements
and
remained
above
“well-capitalized”
guidelines as of December 31, 2025 and December
31, 2024. At December 31, 2025, the
total risk-based capital ratios for
the Company and the Bank were
13.91
% and
13.67
%, respectively.
See Note 21, “Subsequent Events”, for information regarding dividends declared in January 2026.
15.
EARNINGS PER SHARE
Earnings
per
share
(“EPS”)
for
common
stock
is
calculated
using
the
two-class
method
required
for
participating
securities. Basic EPS
is calculated by
dividing net income
(loss) available to common
stockholders by the weighted-average
number of common shares outstanding for
the period, without consideration for common
stock equivalents. Diluted EPS is
computed by
dividing net
income (loss)
available to
common stockholders
by the
weighted-average
number
of common
shares outstanding for
the period and
the weighted-average number
of dilutive common
stock equivalents outstanding
for
the period determined using the treasury-stock method. For
purposes of this calculation, common stock equivalents
include
common stock options and are only included in the calculation of diluted EPS when their effect is diluti
ve.
The
following
table
reflects
the
calculation
of
net
income
available
to
common
stockholders
for
the
years
ended
December 31, 2025 and 2024 (in thousands):
For the years ended December 31,
2025 2024
Net Income
$
26,100
$
24,674
Net income available to common stockholders
$
26,100
$
24,674

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
118
USCB Financial Holdings, Inc.
2025 10-K
The following table
reflects the calculation
of basic and
diluted earnings per
common share
class for the
years ended
December 31, 2025 and 2024 (in thousands, except
per share amounts):
As of and for the years ended December 31,
2025 2024
Class A Class A
Basic EPS
Numerator:
Net income available to common shares
$
26,100
$
24,674
Denominator:
Weighted average shares outstanding
19,425,746
19,675,444
Earnings per share, basic
$
1.34
$
1.25
Diluted EPS
Numerator:
Net income available to common shares
$
26,100
$
24,674
Denominator:
Weighted average shares outstanding for basic EPS
19,425,746
19,675,444
Add: Dilutive effects of assumed exercises of stock options
225,068
155,977
Weighted avg. shares including dilutive potential common shares
19,650,814
19,831,421
Earnings per share, diluted
$
1.33
$
1.24
Anti-dilutive stock options excluded from diluted EPS
-
15,000
Net income has not been allocated to unvested
restricted stock awards that are participating
securities because the amounts that would be allocated
are
not material to earnings per share of common stock.
Unvested restricted stock awards that are participating
securities represent less than one percent of
all of the outstanding shares of common stock for
each of the periods presented.
16.
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
in August 2018, the Company
is not currently subject to
separate minimum capital measurements.
At such time
when the Company
reaches the $3.0
billion asset level,
it will be
subject to
regulatory capital measurements
independent of the Bank.
The Bank
elected to
permanently opt-out
of the
inclusion of
accumulated other
comprehensive income
in the
capital
calculations, as
permitted by the
regulations. This
opt-out reduces
the impact of
market volatility on
the Bank’s
regulatory
capital levels.
The Bank is
subject to the
rules of the
Basel III regulatory capital
framework and related Dodd-Frank
Wall Street Reform
and Consumer Protection
Act. The rules include
the implementation of
a
2.5
% capital conservation
buffer that is
added to
the minimum requirements
for capital adequacy
purposes. Failure
to maintain the
required capital conservation
buffer will
limit the ability of
the Bank to pay
dividends, repurchase shares
or pay discretionary
bonuses. At December
31, 2025 and
2024, the capital ratios for the Bank were sufficient
to meet the conservation buffer.
Prompt
corrective
action
regulations
provide
five
classifications:
well
capitalized,
adequately
capitalized,
undercapitalized,
significantly
undercapitalized,
and
critically
undercapitalized,
although
these
terms
are
not
used
to

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
119
USCB Financial Holdings, Inc.
2025 10-K
represent overall financial condition. If
adequately capitalized, regulatory approval
is required to accept brokered
deposits.
If
undercapitalized,
capital
distributions
are
limited,
as
is
asset
growth
and
expansion,
and
capital
restoration
plans
are
required.
At December 31,
2025 and
2024, the
most recent
notification from
the regulatory
authorities categorized
the Bank
as
well capitalized
under the
regulatory framework
for prompt
corrective action.
Failure to
meet statutorily
mandated capital
guidelines
could
subject
the
Bank
to
a
variety
of
enforcement
remedies,
including
issuance
of
a
capital
directive,
the
termination of deposit
insurance by the
FDIC, a prohibition
on accepting or
renewing brokered deposits,
limitations on the
rates of
interest that
the Bank
may pay
on
its deposits
and other
restrictions
on
its business.
To
be categorized
as well
capitalized, an institution
must maintain minimum
total risk-based, Tier
1 risk-based and Tier
1 leverage ratios as
set forth
in the
table below.
There are
no conditions
or events
since the
notification that
management believes
have changed
the
Bank’s category.
Actual and required
capital amounts and
ratios are presented
below for the
Bank at December 31,
2025 and 2024
(in
thousands, except ratios). The required amounts for capital adequacy shown do not include the capital conservation buffer
previously discussed.
Actual
Minimum Capital
Requirements
To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
December 31, 2025
Total
risk-based capital:
$
299,596
13.67
% $
175,387
8.00
% $
219,234
10.00
%
Tier 1 risk-based capital: $
273,342
12.47
% $
131,541
6.00
% $
175,387
8.00
%
Common equity tier 1 capital: $
273,342
12.47
% $
98,655
4.50
% $
142,502
6.50
%
Leverage ratio: $
273,342
9.65
% $
113,296
4.00
% $
141,620
5.00
%
December 31, 2024
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
120
USCB Financial Holdings, Inc.
2025 10-K
17.
RELATED PARTY
TRANSACTIONS
In
the
ordinary
course
of
business,
principal
officers,
directors,
and
affiliates
may
engage
in
transactions
with
the
Company.
The
following
table
presents
loans
to
and
deposits
from
related
parties
included
within
the
accompanying
Consolidated Financial Statements at December 31, 2025
and 2024 (in thousands):
Years Ended December 31,
2025 2024
Consolidated Balance Sheets:
Loans held for investment, net
$
15,000
$
-
Deposits
$
3,238
$
4,551
Consolidated Statements of Operations:
Interest income
$
815
$
-
Interest expense
$
118
$
119
Loan Purchases
During 2025, the Bank purchased $
79.6
million of loans from entities that are
deemed to be related parties.
The Bank
paid those entities fees of $
447
thousand.
During 2024, the Bank purchased $
90.8
million of loans from entities that are
deemed to be related parties.
The Bank
paid those entities fees of $
2.7
million.
Loan Originations
During
the
year
ended
December 31,
2025, the
Bank
acted
as the
lead
arranger
in
a
$
40.0
million
syndicated
loan
extended to
an entity
deemed to
be a
related party.
As of
December 31,
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
During the year ended December
31, 2025, the Bank participated
in two loans totaling $
21.3
million with an entity that
is considered
a related
party,
for which
the
Bank was
not the
lead arranger.
The
underlying
borrowers
were
not related
parties. Under the
terms of the
participation agreements,
the Bank pays
the related
‑
party entity a
servicing fee equal
to 8
basis points, calculated on the declining monthly outstanding balance of the loans.
There were
no
loan originations
or syndications
extended to
entities deemed
to be
related parties
for the
year ended
December 31, 2024.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
121
USCB Financial Holdings, Inc.
2025 10-K
18.
PARENT COMPANY
CONDENSED FINANCIAL INFORMATION
In December
2021, USCB
Financial Holdings,
Inc. was
formed as
the parent
bank holding
company of
U.S. Century
Bank.
The
condensed
balance
sheet
is
presented
below
for
USCB
Financial
Holdings,
Inc.
at
the
dates
indicated
(in
thousands):
December 31, 2025 December 31, 2024
ASSETS:
Cash and Cash Equivalents
$
6,773
$
3,735
Investment in bank subsidiary
248,230
210,253
Other assets
2,624
1,400
Total
assets
$
257,627
$
215,388
LIABILITIES AND STOCKHOLDERS' EQUITY:
Subordinated notes
$
39,300
$
-
Accrued interest and other liabilities
1,144
-
Stockholders' equity
217,183
215,388
Total
liabilities and stockholders' equity
$
257,627
$
215,388
The condensed
income statement
is presented
below for
USCB Financial
Holdings, Inc.
for the
periods indicated
(in
thousands):
Years Ended
December 31, 2025 December 31, 2024
INCOME:
Dividends from subsidiaries
$
6,000
$
5,000
Total
6,000
5,000
EXPENSE:
Interest expense
1,205
-
Employee compensation and benefits
3,005
2,129
Other operating
622
570
Total
4,832
2,699
Income before income taxes and undistributed subsidiary income
1,168
2,301
Benefit from income taxes
(1,225)
(684)
Equity in undisbursed subsidiary income
23,707
21,689
Net Income
$
26,100
$
24,674

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
122
USCB Financial Holdings, Inc.
2025 10-K
The condensed cash
flow is presented below
for USCB Financial Holdings,
Inc. for the periods
indicated (in thousands):
Years Ended
December 31, 2025 December 31, 2024
Cash flows from operating activities:
Net income
$
26,100
$
24,674
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries
(23,707)
(21,689)
Stock-based compensation
3,005
2,129
Increase in deferred tax asset
(1,225)
(684)
Increase in accrued interest and other liabilities
1,144
-
Net cash provided by operating activities
5,317
4,430
Cash flows from investing activities:
Capital contributions to subsidiary
-
-
Other
-
-
Net cash used in investing activities
-
-
Cash flows from financing activities:
Dividends paid
(7,829)
(3,939)
Proceeds from exercise of stock options
804
1,319
Repurchase of common stock
(34,554)
(501)
Proceeds from issuance of subordinated notes, net of issuance cost
39,300
-
Net cash used in financing activities
(2,279)
(3,121)
Net increase in cash and cash equivalents
3,038
1,309
Cash and cash equivalents, beginning of period
3,735
2,426
Cash and cash equivalents, end of period
$
6,773
$
3,735

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements
123
USCB Financial Holdings, Inc.
2025 10-K
19.
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
20.
LOSS CONTINGENCIES
Loss contingencies,
including claims
and legal actions
may arise in
the ordinary
course of
business. In
the opinion
of
management, none
of these
actions, either
individually or
in the aggregate,
is expected
to have
a material
adverse effect
on the Company’s Consolidated Financial Statements.
21.
SUBSEQUENT EVENTS
Dividends
On January
20,
2026,
the
Company’s
Board
of Directors
declared
a
quarterly
cash
dividend
of
$
0.125
per
share of
Class A common stock, to be paid on March 5, 2026, to stockholders of record as of the close of business on February 17,
2026.

USCB Financial Holdings, Inc.
2025 10-K
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
2025.
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
2025. Furthermore,
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
during the quarter ended
December 31, 2025 that
has materially affected,
or is reasonably likely
to materially affect, our internal control over financial
reporting.
Item 9B. Other Information
(a)
None

USCB Financial Holdings, Inc.
2025 10-K
(b)
During
the
three
months
ended
December 31,
2025,
none
of
the
Company’s
directors
or
Section
16
reporting
officers
adopted
or
terminated
any Rule 10b5-1
trading arrangement or
non-Rule
10b5-1
trading arrangement (as
such terms are defined in Item 408 of the SEC’s
Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions
That Prevent Inspections
Not applicable.

USCB Financial Holdings, Inc.
2025 10-K
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required
herein is incorporated
by reference from
the sections captioned
“Information with Respect
to
Nominees for Director
and Information About
Executive Officers”
and “Beneficial Ownership
of Common Stock
by Certain
Beneficial Owners and Management
– Delinquent Section 16(a) Reports”
in the Company’s Definitive
Proxy Statement for
the Annual Meeting
of Shareholders
currently expected
to be held
on May 26,
2026, is expected
to be
filed with the
SEC
within 120 days of December 31, 2025 (“2026 Definitive
Proxy Statement”).
The Company has
adopted a code
of ethics and
business conduct policy,
which applies to
all of its
directors, officers,
including its principal executive officer, principal financial officer, principal accounting officer, and employees generally. The
Company will
provide a
copy
of its
code
of ethics
to any
person, free
of charge,
upon request.
Any requests
for a
copy
should
be
made
to
the
Corporate
Secretary,
USCB
Financial
Holdings,
Inc.,
2301
N.W.
87th
Avenue,
Doral,
Florida.
In
addition, a
copy
of the
Code of
Ethics is
available at
the Company’s
website
at www.uscentury.com
under
the “Investor
Relations” tab.
There
have
been
no
material
changes
to
the
procedures
by
which
shareholders
may
recommend
nominees
to
the
Company’s Board.
Item 11. Executive Compensation
The information
required herein
is incorporated
by reference
from the
sections captioned
"Executive Compensation"
and “Information with Respect to Nominees for Director and Information About Executive Officers – Corporate Governance
Principles and Board Matters” and “- Director Compensation”
in the Company’s 2026 Definitive Proxy
Statement.
Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder
Matters
Equity compensation Plan information
. The following table provide information as of December
31, 2025 with
respect to shares of common stock that may be issued
under our existing equity compensation plans, which
consists of
the 2015 Equity Incentive Plan (the “2015 Option Plan”)
which was approved by our shareholders.
Per Category
Number of
securities issued
or to be upon
exercise of
outstanding
options, warrants
and rights
(a) (1)
Weighted-average
exercise price of
outstanding
options, warrants
and rights
(b) (1)
Number of securities
remaining available for
future issuance under
equity compensation
plans (excluding
securities reflected in
column (a))
(c)
Equity compensation plans approved by security holders 1,032,930 $ 12.67 872,012
Equity compensation plans not approved by security holders
- - -
Total 1,032,930 $ 12.67 872,012
(1)
Includes 406,263 shares subject to restricted stock awards
which were not vested as of December 31, 2025.
The
weighted average exercise price excludes
such restricted stock awards.
Security Ownership of Certain Beneficial Owners and
Management
. Information regarding security ownership
of certain beneficial owners and management is incorporated
by reference to “Beneficial Ownership of Common Stock
by
Certain Beneficial Owners and Management” in the 2026
Definitive Proxy Statement.
Item 13. Certain Relationships and Related Transactions,
and Director Independence
The information
required herein
is incorporated
by reference
from the
sections captioned
“Certain Relationships
and
Related
Party
Transactions”
and
“Information
with
Respect
to
Nominees
for
Director
and
Information
About
Executive
Officers” in the 2026 Definitive Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required herein is incorporated by reference from the section captioned “Ratification of
Appointment of Independent Registered Public Accounting
Firm (Proposal Two)
– Audit Fees” in the 2026 Definitive Proxy
Statement.

USCB Financial Holdings, Inc.
2025 10-K
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)
List of documents filed as part of this Annual Report:
1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended
December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income for
the years ended December 31, 2025 and 2024
Consolidated Statements of Changes in Stockholders'
Equity for the years ended December 31, 2025 and
2024
Consolidated Statements of Cash Flows for the years
ended December 31, 2025 and 2024
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
2025 10-K
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
4.5
Indenture, dated August 14, 2025, by and between the Company and Wilmington Trust, National Association, as trustee
(incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the
Securities and Exchange Commission on August 14, 2025).
4.6
Forms of 7.625% Fixed-to-Floating Rate Subordinated Note due 2035 (included as Exhibit A-1 and Exhibit A-2 to the Indenture incorporated herein by reference to Exhibit 4.5).
4.7
Form of Registration Rights Agreement, dated August 14, 2025, by and among the Registrant and the purchasers of the 7.625%
Fixed-to-Floating Rate Subordinated Notes due 2035 who were signatories thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange Commission on
August 14, 2025).
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
10.5
Amended and Restated Change in Control Agreement between U.S. Century Bank and Nicholas Bustle dated as of December
19, 2025 (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange Commission on December 23, 2025).*
10.6
Amended and Restated Change in Control Agreement between U.S. Century Bank and William Turner dated as of December
10, 2025*, **
10.7
Amendment No. 1 dated as of January 30, 2026 to the Employment Agreement by and among U.S. Century Bank, USCB
Financial Holdings, Inc. and Luis de la Aguilera dated as of January 29, 2023 (incorporated by reference to Exhibit 10.1 the
Registrant’s Current Report on Form 8- K (File No. 001-41196) filed with the Securities and Exchange Commission on February
4, 2026).*
10.8
Amendment No. 2 dated as January 28, 2026 to the Employment Agreement by and among U.S. Century Bank, USCB
Financial Holdings, Inc. and Robert Anderson dated as of January 29, 2023 (incorporated by reference to Exhibit 10.1 the
Registrant’s Current Report on Form 8- K (File No. 001-41196) filed with the Securities and Exchange Commission on January
30, 2026).*
10.9
Change in Control Agreement between U.S. Century Bank and Maricarmen Logroño dated as of March 25, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-41196) filed with the Securities and Exchange Commission on May 9, 2025).*
10.10
Change in Control Agreement between U.S. Century Bank and Andres Collazo dated as of January 2, 2026. *,**
10.11
Change in Control Agreement between U.S. Century Bank and Oscar Gomez dated as of December 29, 2025. *,**
10.12
Change in Control Agreement between U.S. Century Bank and Martha Guerra-Kattou dated as of December 29, 2025. *,**

USCB Financial Holdings, Inc.
2025 10-K
10.13
Form of Subordinated Note Purchase Agreement, dated August 14, 2025, by and among the Company and the purchasers of the 7.625% Fixed-to-Floating Rate Subordinated Notes due 2035 who were signatories thereto (incorporated by reference to
Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the Securities and Exchange
Commission on August 14, 2025).
19.1
Insider Trading and Disclosure Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-
K for the year ended December 31, 2024 (File No. 001-41196) filed with the Securities and Exchange Commission on March
14, 2025).
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
2025 10-K
SIGNATURES
Pursuant to the requirements of the Exchange
Act, the registrant has duly caused this report
to be signed on its behalf
by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
Date: March 13, 2026 By: /s/ Luis de la Aguilera
Luis de la Aguilera
President, Chief Executive Officer,
and Chairman
Pursuant to the requirements
of the Exchange Ac,
this report has been
signed by the following
persons in the capacities
and on the dates indicated.
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President, and Chief Executive
Officer (Principal Executive Officer) March 13, 2026
Luis de la Aguilera
/s/ Robert Anderson
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer) March 13, 2026
Robert Anderson
/s/ Aida Levitan Director March 13, 2026
Aida Levitan
/s/ Howard Feinglass Director March 13, 2026
Howard Feinglass
/s/ Kirk Wycoff Director March 13, 2026
Kirk Wycoff
/s/ Ramon A. Abadin Director March 13, 2026
Ramon A. Abadin
/s/ Bernardo B. Fernandez Director March 13, 2026
Bernardo B. Fernandez
/s/ Ramon A. Rodriguez Director March 13, 2026
Ramon A. Rodriguez
/s/ Maria C. Alonso Director March 13, 2026
Maria C. Alonso
/s/ Robert E. Kafafian Director March 13, 2026
Robert E. Kafafian