Form 10-Q
period 2026-03-31
USCB FINANCIAL HOLDINGS, INC.
filed 2026-05-08
CIK 1901637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2026
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
As of April 30, 2026, the registrant had
18,263,900
shares of Class
A
common stock outstanding.

FORM 10-Q
March 31, 2026

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025
3
Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (Unaudited)
4
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025
(Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and
2025 (Unaudited)
6
Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (Unaudited)
7
Notes to the Consolidated Financial Statements (Unaudited)
8
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
30
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
50
Item 4.
Controls and Procedures
50
PART II
51
Item 1.
Legal Proceedings
51
Item 1A.
Risk Factors
51
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
51
Item 3.
Defaults Upon Senior Securities
51
Item 4.
Mine Safety Disclosures
51
Item 5.
Other Information
51
Item 6.
Exhibit Index
53
Signatures

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
PART
I
Item 1.
Financial Statements
USCB FINANCIAL HOLDINGS, INC
Consolidated Balance Sheets – Unaudited
(Dollars in thousands, except share data)
March 31, 2026 December 31, 2025
ASSETS:
Cash and due from banks $
6,598
$
6,027
Interest-bearing deposits in banks
72,365
32,450
Total cash and cash equivalents
78,963
38,477
Investment securities held to maturity, net of allowance of $
0
and $
2
, respectively (fair value of
$
137,714
and $
142,508
, respectively)
149,931
153,941
Investment securities available for sale, at fair value
277,160
307,490
Federal Home Loan Bank stock, at cost
4,470
9,323
Loans held for investment, net of allowance of
$
26,102
and $
25,500
, respectively
2,214,949
2,163,757
Accrued interest receivable
11,773
11,661
Premises and equipment, net
4,401
4,247
Bank owned life insurance
59,920
59,424
Deferred tax assets, net
19,649
18,046
Lease right-of-use asset
4,756
5,519
Other assets
19,763
19,655
Total assets $
2,845,735
$
2,791,540
LIABILITIES:
Deposits:
Non-interest bearing demand deposits $
620,714
$
583,860
Savings and money market deposits
1,263,248
1,186,422
Interest-bearing demand deposits
57,444
46,989
Time deposits
552,174
527,809
Total deposits
2,493,580
2,345,080
Federal Home Loan Bank advances
53,000
158,250
Subordinated notes, net
39,338
39,300
Lease liability
4,756
5,519
Accrued interest and other liabilities
31,815
26,208
Total liabilities
2,622,489
2,574,357
Commitments and contingencies (See Notes 5
and 10)
(nil) (nil)
STOCKHOLDERS' EQUITY:
Preferred stock - Class C; $
1.00
par value; $
1,000
per share liquidation preference;
52,748
shares
authorized;
0
and
0
issued and outstanding as of March 31, 2026
and December 31, 2025
-
-
Preferred stock - Class D; $
1.00
par value; $
5.00
per share liquidation preference;
12,309,480
shares
authorized;
0
and
0
issued and outstanding as of March 31, 2026
and December 31, 2025
-
-
Preferred stock - Class E; $
1.00
par value; $
1,000
per share liquidation preference;
3,185,024
shares
authorized;
0
and
0
issued and outstanding as of March 31, 2026
and December 31, 2025
-
-
Common stock - Class A Voting; $
1.00
par value;
45,000,000
shares authorized;
18,257,400
issued and
outstanding as of March 31, 2026,
18,137,885
issued and outstanding as of December
31, 2025
18,257
18,138
Common stock - Class B Non-voting; $
1.00
par value;
8,000,000
shares authorized;
0
and
0
issued and
outstanding as of March 31, 2026 and December
31, 2025
-
-
Additional paid-in capital on common stock
278,812
278,852
Accumulated deficit
(42,473)
(49,542)
Accumulated other comprehensive loss
(31,350)
(30,265)
Total stockholders' equity
223,246
217,183
Total liabilities and stockholders' equity $
2,845,735
$
2,791,540
The accompanying notes are an integral part of
these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,
except per share data)
Three Months Ended March 31,
2026 2025
Interest income:
Loans, including fees
$
32,789
$
30,245
Investment securities
3,411
3,024
Interest-bearing deposits in financial institutions
832
709
Total interest income
37,032
33,978
Interest expense:
Interest-bearing demand deposits
310
338
Savings and money market deposits
8,133
9,335
Time deposits
4,700
3,918
Federal Home Loan Bank advances
1,040
1,272
Subordinated notes
801
-
Total interest expense
14,984
14,863
Net interest income before provision for
credit losses
22,048
19,115
Provision for credit losses
801
681
Net interest income after provision for
credit losses
21,247
18,434
Non-interest income:
Service fees
3,100
2,331
Gain on sale of securities available for sale, net
14
-
Gain on sale of loans held for sale, net
106
525
Other non-interest income
930
860
Total non-interest income
4,150
3,716
Non-interest expense:
Salaries and employee benefits
8,570
7,636
Occupancy
1,316
1,284
Regulatory assessments and fees
484
421
Consulting and legal fees
561
193
Network and information technology services
560
505
Other operating expense
2,220
2,013
Total non-interest expense
13,711
12,052
Income before income tax expense
11,686
10,098
Income tax expense
2,335
2,440
Net income
$
9,351
$
7,658
Per share information:
Earnings per share, basic $
0.51
$
0.38
Earnings per share, diluted $
0.51
$
0.38
Cash dividends declared $
0.125
$
0.10
The accompanying notes are an integral part of
these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
- Unaudited
(Dollars in thousands)
Three Months Ended
March 31,
2026 2025
Net income $
9,351
$
7,658
Other comprehensive (loss) income:
Unrealized (loss) gain on investment securities
(2,207)
4,673
Reclassification adjustment for amortization of net
unrealized losses on securities transferred from available-
for-sale to held-to-maturity
68
67
Reclassification adjustment for realized gains included
in net income
(14)
-
Unrealized gain (loss) on cash flow hedge
97
(158)
Tax effect
971
(1,161)
Total other comprehensive (loss) income, net of tax
(1,085)
3,421
Total comprehensive income $
8,266
$
11,079
The accompanying notes are an integral part of
these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’
Equity - Unaudited
(Dollars in thousands,
except per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total
Stockholders'
Equity
Balance at December 31, 2025
18,137,885
$
18,138
$
278,852
$
(49,542)
$
(30,265)
$
217,183
Net income -
-
-
9,351
-
9,351
Other comprehensive loss -
-
-
-
(1,085)
(1,085)
Repurchase of Class A common stock
(53,475)
(53)
(948)
-
-
(1,001)
Restricted stock issued
147,490
147
(147)
-
-
-
Exercise of stock options
25,500
25
166
-
-
191
Dividend payment -
-
-
(2,282)
-
(2,282)
Stock-based compensation -
-
889
-
-
889
Balance at March 31, 2026
18,257,400
$
18,257
$
278,812
$
(42,473)
$
(31,350)
$
223,246
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
Q1 2026 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Three Months Ended March 31,
2026 2025
Cash flows from operating activities:
Net income
$
9,351
$
7,658
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for credit losses
801
681
Depreciation and amortization
166
148
Accretion of premiums on securities, net
(374)
(212)
Amortization of deferred loan fees, net
269
126
Stock-based compensation
889
708
Gain on sale of available for sale securities,
net
(14)
-
Gain on sale of loans held for sale, net
(106)
(525)
Proceeds from the sale of loans held for sale
1,329
7,719
Origination of loans held for sale
(1,223)
(7,194)
Increase in cash surrender value of bank owned
life insurance
(496)
(471)
Amortization of subordinated debt issuance
costs
38
-
Deferred income tax expense (benefit)
(581)
2,440
Net change in operating assets and liabilities:
Accrued interest receivable
(112)
(79)
Other assets
(62)
(3,005)
Accrued interest and other liabilities
5,401
6,634
Net cash provided by operating activities
15,276
14,628
Cash flows from investing activities:
Proceeds from maturities and pay-downs of investment
securities held to maturity
4,063
2,955
Purchase of investment securities available
for sale
(13,631)
(14,123)
Proceeds from maturities and pay-downs of investment
securities available for sale
4,964
4,106
Proceeds from sales of investment securities
available for sale
37,181
-
Net increase in loans held for investment
(7,968)
(43,503)
Purchase of loans held for investment
(44,090)
(19,989)
Additions to premises and equipment
(320)
(46)
Purchase of bank owned life insurance
-
(4,000)
Proceeds from the redemption of Federal
Home Loan Bank stock
6,994
2,612
Purchase of Federal Home Loan Bank stock
(2,141)
(169)
Net cash used in investment activities
(14,948)
(72,157)
Cash flows from financing activities:
Proceeds from issuance of Class A common
stock, net
191
92
Cash dividends paid
(2,282)
(2,005)
Repurchase of Class A common stock
(1,001)
(174)
Net increase in deposits
148,500
135,565
Proceeds from FHLB advances
42,000
-
Repayments on Federal Home Loan Bank advances
(147,250)
(55,000)
Net cash provided by financing activities
40,158
78,478
Net increase in cash and cash equivalents
40,486
20,949
Cash and cash equivalents at beginning
of period
38,477
77,035
Cash and cash equivalents at end of period $
78,963
$
97,984
Supplemental disclosure of cash flow
information:
Interest paid $
14,673
$
14,454
The accompanying notes are an integral
part of these unaudited consolidated financial
statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
8
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
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
do not include all
the information and
footnotes required by U.S.
generally accepted accounting
principles
(“U.S.
GAAP”)
for
complete
financial
statements.
All
adjustments
consisting
of
normally
recurring
accruals
that,
in
the
opinion
of
management,
are
necessary
for
a
fair
presentation
of
the
financial
position
and
results
of
operations
for
the
periods presented
have been
included. These
unaudited consolidated
financial statements
should be
read in
conjunction
with the Company’s audited
consolidated financial statements and
related notes appearing in
the Company’s Annual Report
on Form 10-K for the year ended December 31, 2025.
Principles of Consolidation
The
Company
consolidates
entities
in
which
it
has
a
controlling
financial
interest.
Intercompany
transactions
and
balances are eliminated in consolidation.
Use of Estimates
To
prepare
consolidated
financial
statements
in
conformity
with
U.S.
GAAP,
management
makes
estimates
and
assumptions
based
on
available
information.
These
estimates
and
assumptions
affect
the
amounts
reported
in
the
consolidated financial statements.
The most
significant estimate impacting
the Company’s consolidated
financial statements
is the allowance for credit losses (“ACL”).
Reclassifications
Certain
amounts
in
prior
period
consolidated
financial
statements
have
been
reclassified
to
conform
to
the
current
presentation. Reclassifications had no impact on prior period net income or stockholders’ equity.
Recently Issued Accounting Standards
There were no
recently issued accounting
standards adopted or
issued during the
period that are
expected to have
a
material impact on the Company’s consolidated financial
statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
9
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
2.
INVESTMENT SECURITIES
The following
tables present
a summary
of the amortized
cost, unrealized
or unrecognized
gains and
losses,
and fair
value of investment securities at the dates indicated (in
thousands):
March 31, 2026
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
12,568
$
-
$
(970)
$
11,598
Collateralized mortgage obligations
86,307
-
(17,727)
68,580
Mortgage-backed securities - residential
35,364
98
(6,190)
29,272
Mortgage-backed securities - commercial
156,895
145
(8,005)
149,035
Municipal securities
5,194
-
(995)
4,199
Bank subordinated debt securities
14,570
163
(257)
14,476
$
310,898
$
406
$
(34,144)
$
277,160
March 31, 2026
Held-to-maturity:
Amortized
Cost
Unrecognized
Gains
Unrecognized
Losses Fair Value
U.S. Government Agency
$
40,748
$
78
$
(3,319)
$
37,507
Collateralized mortgage obligations
50,175
664
(5,768)
45,071
Mortgage-backed securities - residential
35,963
659
(3,359)
33,263
Mortgage-backed securities - commercial
15,041
-
(1,163)
13,878
Corporate bonds
8,004
-
(9)
7,995
$
149,931
$
1,401
$
(13,618)
$
137,714
Allowance for credit losses - securities held-to-maturity
-
Securities held-to maturity, net of allowance for credit losses $
149,931
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
142,508
Allowance for credit losses - securities held-to-maturity
(2)
Securities held-to maturity, net of allowance for credit losses $
153,941
Transfers of debt
securities into the held
-to-maturity (“HTM”) category
from the available for
sale (“AFS”) category
are
made at fair
value as of
the date of
transfer. The
unrealized gain or
loss at the
date of transfer
is retained in
accumulated

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
10
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
other comprehensive
loss (“AOCL”) and
in the carrying
value of the
HTM securities
and there is
no impact to
net income.
Such amounts
are amortized
over the
remaining life
of the security.
The Company
made
two
transfers from
AFS to
HTM
portfolios in 2022.
During the quarter ended March 31, 2026, there were
no
investment securities that were transferred from AFS to HTM.
For three months ended March 31, 2026, total amortization
out of AOCL for net unrealized losses on securities
transferred
in 2022 from AFS to HTM
was $
68
thousand and $
67
thousand for the three months
ended March 31, 2025. At
March 31,
2026, the fair value
of the transferred securities
was $
96.1
million and the balance
of the remaining unamortized
loss was
$
8.9
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
to conclude that an allowance for
credit loss reserve is
not
required.
The
reserve
requirement
is
for
three
primary
assets
groups:
municipal
bonds,
corporate
bonds,
and
non-
agency securitizations. The Company
calculates quarterly the loss reserve
utilizing Moody’s ImpairmentStudio.
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
The Company
monitors the credit
quality of HTM
securities through the
use of
credit ratings. Credit
ratings are monitored
by the Company on at least
a quarterly basis. As of March 31, 2026
and December 31, 2025, all HTM securities held by
the
Company were rated investment grade.
At March 31,
2026, HTM
securities
included $
141.9
million of
U.S. Government
and U.S.
Agency issued
bonds and
mortgage-backed
securities.
Because
of
the
explicit
and/or
implicit
guarantee
on
these
bonds,
the
Company
holds
no
reserves
on these
holdings.
The remaining
portion of
the HTM
portfolio
is made
up of
$
8.0
million
in investment
grade
corporate bonds that mature in May of
2026. The required reserve for these holdings
is determined each quarter using the
model
described
above.
For
the
portion
of
the
HTM
exposed
to
non-government
credit
risk,
the
Company
utilized
the
PD/LGD methodology
to estimate
a $
0
ACL as
of March
31, 2026.
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
March 31, 2026.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
11
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Information pertaining
to investment
securities with
gross unrealized
losses, aggregated
by investment
category
and
length of
time that
those
individual securities
have been
in a
continuous
loss position,
are presented
as of
the following
dates (in thousands):
March 31, 2026
Less than 12 months 12 months or more Total
Available-for-Sale: Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
5,909
$
(88)
$
5,689
$
(882)
$
11,598
$
(970)
Collateralized mortgage obligations
3,898
(116)
64,682
(17,611)
68,580
(17,727)
Mortgage-backed securities - residential
-
-
22,164
(6,190)
22,164
(6,190)
Mortgage-backed securities - commercial
73,867
(977)
55,483
(7,028)
129,350
(8,005)
Municipal securities
-
-
4,199
(995)
4,199
(995)
Bank subordinated debt securities
2,722
(12)
6,245
(246)
8,967
(257)
$
86,396
$
(1,193)
$
158,462
$
(32,952)
$
244,858
$
(34,144)
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
a
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
12
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Gains
and
losses
on
the
sale
of
securities
are
recorded
on
the
trade
date
and
are
determined
on
the
specific
identification basis. The following table presents the proceeds, realized gross gains and realized gross losses on sales and calls of AFS debt securities for the three months ended
March 31, 2026 and 2025 (in thousands):
Three Months Ended March 31,
Available-for-sale: 2026 2025
Proceeds from sale and call of securities
$
38,181
$
-
Gross gains
$
82
$
-
Gross losses
(68)
-
Net realized gain
$
14
$
-
The amortized
cost
and
fair
value of
investment
securities,
by contractual
maturity,
are shown
below
as of
the date
indicated (in thousands).
Actual maturities may
differ from contractual
maturities because borrowers
may have the right
to
call or prepay
obligations with or
without call or
prepayment penalties. Securities not
due at a
single maturity date are
shown
separately.
Available-for-sale Held-to-maturity
March 31, 2026:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$
-
$
-
$
8,004
$
7,995
Due after one year through five years
2,000
1,984
-
-
Due after five years through ten years
17,764
16,691
-
-
Due after ten years
-
-
-
-
U.S. Government Agency
12,568
11,598
40,748
37,507
Collateralized mortgage obligations
86,307
68,580
50,175
45,071
Mortgage-backed securities - residential
35,364
29,272
35,963
33,263
Mortgage-backed securities - commercial
156,895
149,035
15,041
13,878
$
310,898
$
277,160
$
149,931
$
137,714
At March 31, 2026, there were no securities held in the portfolio from any one issuer in an amount greater than 10% of
total
stockholders’
equity
other
than
the
U.S.
Government
and
U.S.
Government
Agency
issued
securities.
All
the
collateralized mortgage obligations
and mortgage-backed
securities at
March 31, 2026 and
December 31, 2025 were
issued
by U.S. Government entities.
The Bank is a Qualified Public Depository (“QPD”) with the State of Florida. As a QPD, the Bank has the legal authority
to
maintain
public
deposits
from
cities,
municipalities,
and
the
State
of
Florida.
These
public
deposits
are
secured
by
securities pledged to the
State of Florida at
a ratio of
25
% of the
quarter daily average balance
for quarters ended March 31,
2026 and
December 31, 2025.
The Bank
must also
maintain a
minimum amount
of pledged
securities to
be in the
public
funds program.
As of March 31,
2026, the
Bank had a
total of $
220.8
million in deposits
under the public
funds program and
pledged
to the State of Florida for these public funds were
twenty
bonds with an aggregate fair value of $
55.1
million.
As of
December 31, 2025, the
Bank had
a total
of $
167.7
million in
deposits under the
public funds program
and pledged
to the State of Florida for these public funds were
fifteen
bonds with an aggregate fair value of $
43.5
million.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
13
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
3.
LOANS
The following table is a summary of the distribution of loans held for investment by type (dollars in thousands):
March 31, 2026 December 31, 2025
Total
Percent of
Total Total
Percent of
Total
Residential real estate
$
346,917
15.5
% $
307,692
14.1
%
Commercial real estate
1,259,642
56.4
%
1,244,835
57.0
%
Commercial and industrial
291,333
13.0
%
295,548
13.5
%
Correspondent banks
128,722
5.8
%
127,968
5.9
%
Consumer and other
207,794
9.3
%
207,215
9.5
%
Total
gross loans
2,234,408
100.0
%
2,183,258
100.0
%
Plus: Deferred fees/costs
6,643
5,999
Total
loans net of deferred fees/costs
2,241,051
2,189,257
Less: Allowance for credit losses
26,102
25,500
Total
net loans
$
2,214,949
$
2,163,757
At
March 31,
2026
and
December 31,
2025,
the
Company
had
$
599.7
million
and
$
561.4
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
DCF analysis.
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
•
Changes in lending management, among others
•
Changes in the loan review system

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
14
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Changes in the ACL for the three months ended March
31, 2026 and 2025 were as follows (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent
Banks
Consumer
and Other Total
Three Months Ended March 31, 2026
Beginning balance
$
5,908
$
9,476
$
4,814
$
1,015
$
4,287
$
25,500
Provision for credit losses (1)
(644)
456
512
3
271
598
Recoveries
6
-
4
-
-
10
Charge-offs
-
-
-
-
(6)
(6)
Ending Balance
$
5,270
$
9,932
$
5,330
$
1,018
$
4,552
$
26,102
(1) Provision for credit losses excludes a $
205
thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $
2
thousand release related to investment securities held to maturity.
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
At March 31,
2026, the
ACL for
loans was
$
26.1
million compared
to $
25.5
million at
December 31, 2025.
The $
602
thousand increase in the ACL was
primarily attributable to loan portfolio growth, partially offset by lower expected loss rates
resulting from improvements in the economic forecast.
Charge offs
related to
loans for the
three months
ended March 31,
2026 were
$
6
thousand and
were all
originated in
2026.
Charge-offs for the three months ended March
31, 2025 totaled $

thousand and were all originated in 2025.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
15
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
The ACL and the outstanding
balances in the specified
loan categories as of March
31, 2026 and December 31,
2025
are as follows (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Correspondent
Banks
Consumer
and Other Total
March 31, 2026:
Allowance for credit losses:
Individually evaluated
$
24
$
-
$
16
$
-
$
-
$
40
Collectively evaluated
5,246
9,932
5,314
1,018
4,552
26,062
Balances, end of period
$
5,270
$
9,932
$
5,330
$
1,018
$
4,552
$
26,102
Loans:
Individually evaluated
$
6,023
$
-
$
1,288
$
-
$
-
$
7,311
Collectively evaluated
340,894
1,259,642
290,045
128,722
207,794
2,227,097
Balances, end of period
$
346,917
$
1,259,642
$
291,333
$
128,722
$
207,794
$
2,234,408
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
16
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Loan credit exposures by internally assigned grades are
presented below for the periods indicated (in thousands):
As of March 31, 2026
Term Loans by Origination Year
Revolving
Loans Total
2026 2025 2024 2023 2022 Prior
Residential real estate
Pass
$
52,271
$
63,410
$
81,292
$
31,652
$
23,244
$
71,610
$
19,989
$
343,468
Special Mention
-
488
-
-
-
-
-
488
Substandard
-
370
1,015
1,468
-
108
-
2,961
Total
52,271
64,268
82,307
33,120
23,244
71,718
19,989
346,917
Commercial real estate
Pass
74,914
243,124
175,333
99,617
269,282
372,973
5,861
1,241,104
Special Mention
-
-
2,933
10,083
-
3,137
-
16,153
Substandard
-
-
-
-
-
2,385
-
2,385
Total
74,914
243,124
178,266
109,700
269,282
378,495
5,861
1,259,642
Commercial and
industrial
Pass
4,473
72,274
62,037
56,211
31,367
39,343
23,336
289,041
Special Mention
-
-
-
-
-
805
-
805
Substandard
-
-
72
378
-
1,037
-
1,487
Total
4,473
72,274
62,109
56,589
31,367
41,185
23,336
291,333
Correspondent banks
Pass
55,661
73,061
-
-
-
-
-
128,722
Total
55,661
73,061
-
-
-
-
-
128,722
Consumer and other
Pass
2,623
58,516
34,010
36,516
50,584
21,819
3,726
207,794
Total
2,623
58,516
34,010
36,516
50,584
21,819
3,726
207,794
Total
Loans
Pass
189,942
510,385
352,672
223,996
374,477
505,745
52,912
2,210,129
Special Mention
-
488
2,933
10,083
-
3,942
-
17,446
Substandard
-
370
1,087
1,846
-
3,530
-
6,833
Total
$
189,942
$
511,243
$
356,692
$
235,925
$
374,477
$
513,217
$
52,912
$
2,234,408

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
17
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
As of December 31, 2025
Term Loans by Origination Year
Revolving
Loans Total
2025 2024 2023 2022 2021 Prior
Residential real estate
Pass
$
65,582
$
83,426
$
32,139
$
23,685
$
21,056
$
58,220
$
20,168
$
304,276
Special Mention
128
-
-
587
-
201
-
916
Substandard
-
917
1,468
-
-
115
-
2,500
Total
65,710
84,343
33,607
24,272
21,056
58,536
20,168
307,692
Commercial real estate
Pass
241,028
184,323
109,465
281,985
134,663
273,483
5,876
1,230,823
Special Mention
-
-
8,451
-
-
3,162
-
11,613
Substandard
-
-
-
-
1,724
675
-
2,399
Total
241,028
184,323
117,916
281,985
136,387
277,320
5,876
1,244,835
Commercial and
industrial
Pass
75,867
63,178
58,060
32,118
28,090
12,314
23,542
293,169
Special Mention
-
72
-
-
835
-
-
907
Substandard
-
-
389
-
445
638
-
1,472
Total
75,867
63,250
58,449
32,118
29,370
12,952
23,542
295,548
Correspondent banks
Pass
127,968
-
-
-
-
-
-
127,968
Total
127,968
-
-
-
-
-
-
127,968
Consumer and other
Pass
59,276
34,309
36,808
51,091
23,214
747
1,770
207,215
Total
59,276
34,309
36,808
51,091
23,214
747
1,770
207,215
Total
Loans
Pass
569,721
365,236
236,472
388,879
207,023
344,764
51,356
2,163,451
Special Mention
128
72
8,451
587
835
3,363
-
13,436
Substandard
-
917
1,857
-
2,169
1,428
-
6,371
Total
$
569,849
$
366,225
$
246,780
$
389,466
$
210,027
$
349,555
$
51,356
$
2,183,258

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
18
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Loan Aging
The Company
also considers the
performance of loans
in grading
and in
evaluating the
credit quality
of the
loan portfolio.
The Company
analyzes credit
quality and
loan grades based
on payment
performance and
the aging status
of the loans.
The following
tables include
an aging
analysis
of accruing
loans and
total non-accruing
loans as
of March 31,
2026 and
December 31, 2025 (in thousands):
Accruing
As of March 31, 2026 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity lines of credit and other
$
1,848
$
-
$
-
$
1,848
$
-
$
1,848
1-4 family residential
259,121
1,257
-
260,378
2,732
263,110
Condo residential
79,585
2,145
-
81,730
229
81,959
340,554
3,402
-
343,956
2,961
346,917
Commercial real estate:
Land and construction
65,423
-
-
65,423
-
65,423
Multi-family residential
265,267
4,583
-
269,850
-
269,850
Condo commercial
63,777
-
-
63,777
-
63,777
Commercial property
858,500
2,092
-
860,592
-
860,592
1,252,967
6,675
-
1,259,642
-
1,259,642
Commercial and industrial:
Secured
269,120
23
-
269,143
679
269,822
Unsecured
21,511
-
-
21,511
-
21,511
290,631
23
-
290,654
679
291,333
Correspondent banks
128,722
-
-
128,722
-
128,722
Consumer and other
207,794
-
-
207,794
-
207,794
Total
$
2,220,668
$
10,100
$
-
$
2,230,768
$
3,640
$
2,234,408

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
19
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Accruing
As of December 31, 2025: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity lines of credit and other
$
1,538
$
-
$
-
$
1,538
$
-
$
1,538
1-4 family residential
238,852
1,150
-
240,002
2,385
242,387
Condo residential
62,364
1,288
-
63,652
115
63,767
302,754
2,438
-
305,192
2,500
307,692
Commercial real estate:
Land and construction
83,305
-
-
83,305
-
83,305
Multi-family residential
254,562
-
-
254,562
-
254,562
Condo commercial
61,525
-
-
61,525
-
61,525
Commercial property
845,003
440
-
845,443
-
845,443
1,244,395
440
-
1,244,835
-
1,244,835
Commercial and industrial:
Secured
272,900
71
-
272,971
638
273,609
Unsecured
21,939
-
-
21,939
-
21,939
294,839
71
-
294,910
638
295,548
Correspondent banks
127,968
-
-
127,968
-
127,968
Consumer and other
207,215
-
-
207,215
-
207,215
Total
$
2,177,171
$
2,949
$
-
$
2,180,120
$
3,138
$
2,183,258
Non-accrual Status
The following
table includes
the amortized
cost basis
of loans
on non-accrual
status as
of March 31,
2026 and
as of
December 31, 2025 (in thousands):
March 31, 2026
Non-accrual
Loans With No
Related Allowance
Non-accrual
Loans With
Related Allowance
Total Non-
accruals
Residential real estate
$
2,961
$
-
$
2,961
Commercial and industrial
679
-
679
Total
$
3,640
$
-
$
3,640
December 31, 2025
Non-accrual
Loans With No
Related Allowance
Non-accrual
Loans With
Related Allowance
Total Non-
accruals
Residential real estate
$
2,500
$
-
$
2,500
Commercial and industrial
563
75
638
Total
$
3,063
$
75
$
3,138
Accrued interest
receivable is
excluded from
the estimate
of credit
losses. There
was
no
interest income
recognized
attributable to non-accrual loans outstanding during the three months ended March 31, 2026 and 2025. Interest income on
these loans for the three months ended March
31, 2026 and 2025, would have been
approximately $
60
thousand and $
52
thousand, respectively,
had these loans performed in accordance with their
original terms.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
20
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Collateral-Dependent Loans
A
loan
is
collateral
dependent
when
the
borrower
is
experiencing
financial
difficulty
and
repayment
of
the
loan
is
expected to be provided substantially through the sale
or operation of the collateral.
The following
table includes
the amortized cost
basis of
collateral dependent
loans related
to borrowers
experiencing
financial difficulty by type of collateral as of March
31, 2026 and December 31, 2025 (in thousands):
March 31, 2026
Collateral Type
Residential Real Estate Specific Reserve
Residential real estate
$
3,063
$
-
Commercial and industrial
72
-
Total
$
3,135
$
-
December 31, 2025
Collateral Type
Residential Real Estate Specific Reserve
Residential real estate
$
2,583
$
-
Total
$
2,583
$
-
Management evaluates
on an individual
basis collateral
dependent loans
using the fair
value of the
collateral method
to determine
if a
allowance for
credit loss
reserve is
necessary.
The ACL
is measured
based on
the difference
of the
fair
value of
the collateral
and amortized
cost basis
of the
loan. If
the final
collateral valuation
is less
than the
amortized cost
basis of
the loan,
a reserve
amount is
calculated. If
the collateral
valuation is
equal to
or greater
than the
amortized cost
basis of the loan, no reserve is determined.
Loan Modifications to Borrowers Experiencing Financial
Difficulties
The
Company
had
one
new
modification
to
borrowers
experiencing
financial
difficulties
for
the
three
months
ended
March 31, 2026.
The Company had
no
new modifications to
borrowers experiencing financial
difficulties for the
three months
ended March 31, 2025.
The following table
presents newly restructured
loans, by
type of modification,
which occurred during
the three months ended March 31, 2026 (in thousands):
Amortized Cost Basis Prior to Modification Amortized Cost Basis After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Commercial and industrial
1
$
418
$
418
1
$
350
$
350
Total
1
$
418
$
418
1
$
350
$
350
The
loan
modification
for
the
borrower
experiencing
financial
difficulty
at
March
31,
2026
included
a combination
of
principal and maturity modifications. There was
a principal reduction of $
68
thousand and a two-year extension of
the loan
maturity.
There were
no
existing loan modifications that subsequently
defaulted during the three months
ended March 31, 2026
and 2025.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
21
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
4.
INCOME TAXES
The Company’s income tax expense is presented
in the following table for the periods indicated (in thousands):
Three Months Ended March 31,
2026 2025
Pre-tax income:
Domestic
$
11,686
$
10,098
Total pre-tax income
$
11,686
$
10,098
Current tax expense:
Federal
$
2,833
$
-
State
83
-
Total
current
2,916
-
Deferred tax expense:
Federal
(799)
1,914
State
218
526
Deferred income tax expense (benefit)
(581)
2,440
Total
income tax expense
$
2,335
$
2,440
The actual
income
tax
expense
for the
three
months
ended March
31,
2026 and
2025
differs
from
the
statutory
tax
expense for the periods (computed by applying the U.S.
federal corporate tax rate of
21
% for both 2026 and 2025
periods
to income before income tax expense) as follows (in thousands):
Three Months Ended March 31,
2026 2025
Amount
% Pre-tax
Income Amount
% Pre-tax
Income
Computed tax at the statutory federal income tax rate
$
2,454
21.00%
$
2,120
21.00%
Increase (decrease) resulting from:
State income taxes, net of federal tax benefit
(1)
631
5.40%
439
4.34%
Bank owned life insurance income
(131)
(1.12%)
(119)
(1.18%)
Benefit from stock-based compensation
(166)
(1.42%)
-
-
Section 162(m) limitation
83
0.71%
-
-
Other adjustments, net
(536)
(4.59%)
-
-
Total
tax expense
$
2,335
19.98%
$
2,440
24.16%
(1) Taxes
in Florida made up the majority (greater than 50%) of the tax effect in this category.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
22
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
The Company’s deferred tax assets and deferred
tax liabilities as of the dates indicated were (in
thousands):
March 31, 2026 December 31, 2025
Deferred tax assets:
Net operating loss
$
618
$
1,039
Allowance for credit losses
6,891
6,463
Lease liability
1,256
1,399
Unrealized losses on available for sale securities
11,266
10,270
Equity compensation
878
973
Accruals
174
721
Cash flow hedge
21
(5)
Other, net
1,771
268
Deferred tax assets:
22,875
21,128
Deferred tax liabilities:
Deferred loan cost
(1,754)
(1,520)
Lease right of use asset
(1,256)
(1,399)
Deferred expenses
(194)
(154)
Depreciable property
(22)
(9)
Other, net
-
-
Deferred tax liabilities
(3,226)
(3,082)
Net deferred tax assets
$
19,649
$
18,046
The Company
has approximately
$
17.4
million of
state net
operating loss
carryforwards expiring
in various
amounts
between 2032 and 2036 and which are limited to offset,
to the extent permitted, future taxable earnings of the
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
ended March 31, 2026
and 2025 the
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
23
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
A
summary
of
the
amounts
of
the
Company's
financial
instruments
with
off-balance
sheet
risk
are
shown
below
at
March 31, 2026 and December 31, 2025 (in thousands):
March 31, 2026 December 31, 2025
Commitments to grant loans and unfunded lines of credit
$
179,642
$
161,606
Standby and commercial letters of credit
3,073
2,700
Total
$
182,715
$
164,306
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
Interest Rate Swaps Designated as a Cash Flow Hedge
As of March
31, 2026,
the Company
had
two
costless collar
hedges with
a notional
amount of
$
100
million that
were
designated as cash flow hedges of two three-month brokered CDs. The derivatives are based on the USD SOFR overnight
index and
have a
weighted average
cap rate
of
4.50
% and
weighted average
floor rate
of
1.763
%, effectively
creating a
defined range of interest rate outcomes without requiring an upfront premium. The costless collar hedges have an average
maturity of
1.29
years.
As of
December 31,
2025, the
Company
had
two
costless
collar hedges
with
a notional
amount of
$
100
million
that
were
designated
as
cash
flow
hedge
of
two
three-month
brokered
CDs.
The
derivatives
are
based
on
the
USD
SOFR
overnight
index and
have
a weighted
average cap
rate of
4.50
% and
weighted
average floor
rate
of
1.763
%, effectively
creating a defined range of interest rate outcomes without requiring an upfront premium. The costless collar hedges had an
average maturity of
1.54
years.
As of
March 31, 2026,
the Company
had
one
interest rate
swap agreement
with a
notional aggregate
amount of
$
25
million that
was designated
as a
cash flow
hedge of
a certificate
of deposit.
Under the
agreement, the
Company pays
a
fixed rate
of
3.47
% and
receives a
variable rate
based on
the weighted
‑
average three
‑
months compounded
USD SOFR.
The swap has a remaining maturity of
0.12
years.
As of
December 31,
2025, the
Company had
one
interest rate
swap agreement
with a
notional aggregate
amount of
$
25
million that was designated
as cash flow hedge
of a certificate of deposit.
Under the agreement, the
Company pays a
fixed rate
of
3.47
% and
receives a
variable rate
based on
the weighted
‑
average three
‑
months compounded
USD SOFR.
The swap had a maturity of
0.42
years. The Company unwound
one
interest rate swap designated as a cash flow hedge of
certificate
of
deposit
with
notional
amount
of
$
25
million
during
the
quarter
ended
December
31,
2025.
The
decision
to
unwind
this
swap
was
driven by
changes
in
interest
rate
forecasts
and
asset-liability
management
strategies.
The
early
termination income to
unwind the fair value
swaps totaled $
5
thousand. The original
maturity of the cash
flow interest rate
swap was April 2026.
The changes
in fair
value of
these interest
rate swaps
are recorded
in other
assets or
accrued interest
and other
liabilities
with
a
corresponding
recognition
in
other
comprehensive
income
(loss)
and
subsequently
reclassified
to
earnings
when
gains or losses are realized.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
24
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Interest Rate Swaps
The Company enters into
interest rate swaps
with its loan
customers. The Company had
113
and
94
interest rate swaps
with
loan
customers
with
an
aggregate
notional
amount
of
$
370.1
million
and
$
310.8
million
at
March 31,
2026
and
December 31,
2025,
respectively.
At
March 31,
2026,
these
interest
rate
swaps
mature
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
March 31, 2026:
Derivatives designated as cash flow hedges:
Interest rate swaps
$
125,000
$
-
Other assets/Accrued interest and
other liabilities
$
78
$
-
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans
$
370,106
$
6,972
Other assets/Accrued interest and
other liabilities
$
8,837
$
8,837
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
25
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
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
values
of
derivatives
are
measured
with
pricing
provided
by
third-party
participants
and
are
classified within Level 2 of the hierarchy.
The
following
table
represents
the
Company's
assets
and
liabilities
measured
at
fair
value
on
a
recurring
basis
at
March 31, 2026 and December 31, 2025 for each of the
fair value hierarchy levels (in thousands):
March 31, 2026 December 31, 2025
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$
-
$
11,598
$
-
$
11,598
$
-
$
14,144
$
-
$
14,144
Collateralized mortgage obligations
-
68,580
-
68,580
-
75,828
-
75,828
Mortgage-backed securities - residential
-
29,272
-
29,272
-
29,917
-
29,917
Mortgage-backed securities - commercial
-
149,035
-
149,035
-
168,108
-
168,108
Municipal securities
-
4,199
-
4,199
-
4,263
-
4,263
Bank subordinated debt securities
-
14,476
-
14,476
-
15,230
-
15,230
Total
-
277,160
-
277,160
-
307,490
-
307,490
Derivative assets
-
8,915
-
8,915
-
9,767
-
9,767
Total assets at fair value
$
-
$
286,075
$
-
$
286,075
$
-
$
317,257
$
-
$
317,257
Derivative liabilities
$
-
$
8,837
$
-
$
8,837
$
-
$
9,786
$
-
$
9,786
Total liabilities at fair value
$
-
$
8,837
$
-
$
8,837
$
-
$
9,786
$
-
$
9,786

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
26
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Fair Value Measurements
on a Nonrecurring Basis
At March 31, 2026 and
December 31, 2025, the
Company did
no
t have any assets
or liabilities measured at
fair value
on a nonrecurring basis.
Items Not Measured at Fair Value
The following table
presents the carrying
amounts and estimated
fair values of
financial instruments
not carried at fair
value as of March 31, 2026 and December 31, 2025 (in
thousands):
Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
March 31, 2026:
Financial Assets:
Cash and due from banks
$
6,598
$
6,598
$
-
$
-
$
6,598
Interest-bearing deposits in banks
$
72,365
$
72,365
$
-
$
-
$
72,365
Investment securities held to maturity, net
$
149,931
$
-
$
137,714
$
-
$
137,714
Loans held for investment, net
$
2,214,949
$
-
$
-
$
2,266,736
$
2,266,736
Accrued interest receivable
$
11,773
$
-
$
1,331
$
10,442
$
11,773
Financial Liabilities:
Non-interest bearing demand deposits
$
620,714
$
620,714
$
-
$
-
$
620,714
Savings and money market deposits
$
1,263,248
$
1,263,248
$
-
$
-
$
1,263,248
Interest-bearing demand deposits
$
57,444
$
57,444
$
-
$
-
$
57,444
Time deposits
$
552,174
$
-
$
551,253
$
-
$
551,253
FHLB advances
$
53,000
$
-
$
52,989
$
-
$
52,989
Subordinated notes, net
$
39,338
$
-
$
39,454
$ - $
39,454
Accrued interest payable
$
2,436
$
-
$
2,436
$
-
$
2,436
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
Subordinated notes, net
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
0
with
no
reserve as of
March 31, 2026 and $
2.6
million with
no
specific reserve as of December 31, 2025.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
27
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
8.
STOCKHOLDERS’ EQUITY
Common Stock
During the three
months ended
March 31, 2026,
the Company repurchased
53,475
shares of
Class A common
stock
at a weighted
average cost
per share
of $
18.74
. The
aggregate purchase
price for
these transactions
was approximately
$
1.0
million,
including transaction
costs. These
repurchases
were made
pursuant
to the
Company’s
publicly
announced
repurchase programs.
As of
March 31,
2026,
474,834
shares remained
authorized
for repurchase
under the
Company’s
the 2024 share repurchase program. The Company’s
2022 share repurchase program has been fully utilized.
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
March 31,
2026,
the
Company
issued
147,490
shares
of
Class
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
2026 and
December 31, 2025 were
18,257,400
and
18,137,885
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
paid by the Company.
It is likely that
these factors would
further
limit the
amount of
dividends which
the Company
could legally
declare. In
addition, bank
regulators have
the authority
to
prohibit banks and bank holding companies
from paying dividends if they deem such
payment to be an unsafe or unsound
practice.
As of March 31, 2026, the
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
Three Months Ended March 31, 2026
Declaration Date Record Date
Payment Date Dividend Per Share Dividend Amount
January 20, 2026
February 17, 2026
March 5, 2026
$
0.125
$
2.3
million
Three Months Ended March 31, 2025
Declaration Date Record Date
Payment Date Dividend Per Share Dividend Amount
January 21, 2025
February 14, 2025
March 5, 2025
$
0.10
$
2.0
million
The
Company
and
the
Bank
exceeded
all
regulatory
capital
requirements
and
remained
above
“well-capitalized”
guidelines as of March 31, 2026 and December 31, 2025.
At March 31, 2026, the total risk-based capital ratio
for the Bank
was
13.96
%.
The
Company
is
not
subject
to
regulatory
capital
ratios
imposed
by
Basel
III
on
bank
holding
companies
because the Company is deemed to be a small bank holding
company.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
28
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
See Note 11, Subsequent
Events, for information regarding dividends declared in April 2026.
9.
EARNINGS PER SHARE
Earnings
per
share
(“EPS”)
for
common
stock
is
calculated
using
the
two-class
method
required
for
participating
securities.
Basic
EPS
is
calculated
by
dividing
net
income
available
to
common
shareholders
by
the
weighted-average
number of common shares outstanding for
the period, without consideration for common
stock equivalents. Diluted EPS is
computed by dividing
net income
available to common
shareholders by the
weighted-average number
of common shares
outstanding for
the period
and the
weighted-average number of
dilutive common stock
equivalents outstanding
for the
period
determined using the treasury-stock
method. For purposes of this
calculation, common stock equivalents
include common
stock options which are only included in the calculation
of diluted EPS when their effect is dilutive.
The following table reflects the calculation of net income
available to common shareholders for the three months ended
March 31, 2026 and 2025 (in thousands):
Three Months Ended March 31,
2026 2025
Net Income
$
9,351
$
7,658
Net income available to common shareholders
$
9,351
$
7,658
The following table reflects
the calculation of basic and
diluted earnings per common
share class for the
three months
ended March 31, 2026 and 2025 (in thousands, except
share amounts):
Three Months Ended March 31,
2026 2025
Class A
Basic EPS
Numerator:
Net income available to common shares
$
9,351
$
7,658
Denominator:
Weighted average shares outstanding
18,214,041
20,020,933
Earnings per share, basic $
0.51
$
0.38
Diluted EPS
Numerator:
Net income available to common shares $
9,351
$
7,658
Denominator:
Weighted average shares outstanding for basic EPS
18,214,041
20,020,933
Add: Dilutive effects of assumed exercises of stock
options
239,965
298,602
Weighted avg. shares including dilutive potential common
shares
18,454,006
20,319,535
Earnings per share, diluted $
0.51
$
0.38
Anti-dilutive stock options excluded from diluted
EPS
-
-
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
29
USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
10.
LOSS CONTINGENCIES
Loss contingencies,
including claims
and legal actions
may arise in
the ordinary
course of
business. In
the opinion
of
management, none
of these
actions, either
individually or
in the aggregate,
is expected to
have a
material adverse
effect
on the Company’s Consolidated Financial Statements
.
11.
SUBSEQUENT EVENTS
Dividends
On April
20, 2026, the
Company announced that
its Board
of Directors
declared its quarterly
cash dividend.
The dividend
is in the amount of $
0.125
per share of Class A common
stock and will be paid
on June 5, 2026, to stockholders
of record
as of the close of business on May 15, 2026.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Item 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations
The
following
discussion
and
analysis
is
designed
to
provide
a
better
understanding
of
the
consolidated
financial
condition and results
of operations of
the Company and
the Bank, its
wholly owned subsidiary,
as of
and for the
three months
ended March 31,
2026. This
discussion and analysis
is best read
in conjunction
with the unaudited
consolidated financial
statements and related
notes included in
this Quarterly
Report on Form
10-Q (“Form 10-Q”)
and the audited
consolidated
financial
statements
and
related
notes
included
in
the
Annual
Report
on
Form
10-K
(“2025
Form
10-K”)
filed
with
the
Securities and Exchange Commission (“SEC”) for the year ended
December 31, 2025.
This discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially
from management's expectations. Factors that could cause
such differences are discussed
in the sections
entitled "Forward-Looking
Statements" and Item
1A “Risk Factors"
below
in Part II
hereof and in
the 2025
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
•
increased competition and its
effect on the pricing
of our products and services
as well as our interest
rate spread
and net interest margin;
•
the loss of key employees;
•
the effectiveness of our risk management strategies, including operational risks, including, but not limited to, client, employee, or third-party fraud and security breaches; and

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
•
other risks described in this Form 10-Q, the 2025 Form
10-K and other filings we make with the SEC.
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
the 2025 Form 10-K
and in the
reports
the Company has filed or will file with the SEC.
Overview
The Company
reported net
income of
$9.4 million
or $0.51
per diluted
share of
common stock
for the
three
months
ended March 31,
2026 compared
to $7.7
million or
$0.38 per
diluted share
of common
stock for
the three
months ended
March 31, 2025.
In evaluating our financial
performance, the Company
considers the level of
and trends in net
interest income, the
net
interest
margin,
the
cost
of
deposits
and
borrowings,
the
level and
composition
of non-interest
income
and
non-interest
expense, performance ratios,
asset quality ratios, regulatory capital ratios, and any
significant event or transaction.
Unless otherwise
stated, all
period comparisons
in the
bullet points
below are
calculated at
or for
the quarter
ended
March 31, 2026
compared
to at
or for
the
quarter ended
March 31,
2025 and
as of
December 31,
2025
and annualized
where appropriate:
•
Net interest
income before
provision for
credit losses
for the three
months ended
March 31, 2026
increased $2.9
million or 15.3% to $22.0 million from $19.1 million for the quarter ended March 31, 2025.
•
Net interest margin (“NIM”) expanded to 3.27% for the three months ended March 31, 2026 compared to 3.10% for the three months ended March 31, 2025.
•
Total assets
were $2.85
billion at
March 31, 2026,
representing an
increase of
$168.4 million
or 6.3%
from March 31,
2025 and an increase of $54.2 million or 7.9% annualized from
December 31, 2025.
•
Total loans
held for
investment (net
of deferred
cost/fees)
were $2.24
billion at
March 31, 2026,
representing
an
increase of $204.8 million or 10.1% from March 31, 2025 and an increase of $51.8 million or 9.6% annualized from
December 31, 2025.
•
Total
deposits
were
$2.49
billion
at
March 31,
2026,
representing
an
increase
of
$184.0
million
or
8.0%
from
March 31, 2025 and an increase of $148.5 million or
25.7% annualized from December 31, 2025.
•
Annualized return on average assets for the quarter
ended March 31, 2026 was 1.34% compared to
1.19% for the
quarter ended March 31, 2025.
•
Annualized return on average stockholders’ equity for the quarter ended March 31, 2026 was 17.07% compared to
14.15% for quarter ended March 31, 2025.
•
The ACL to total loans was 1.16% at March 31, 2026 and at December 31, 2025.
•
Non-performing loans to total loans was 0.16% at March
31, 2026 and 0.14% at December 31, 2025.
•
At March 31,
2026,
the
total risk
-based capital
ratios
for the
Company
and
the
Bank were
14.09%
and 13.
96%,
respectively.
•
Tangible book
value per
common share
(a non-GAAP
measure) was
$12.23 at
March 31, 2026,
representing an
increase of $1.00 or
8.9% annualized from
$11.23 at March
31, 2025. At March 31, 2026,
tangible book value
per
common share was
negatively affected by
($1.72) due to
an accumulated comprehensive
loss of $31.4
million. At
March 31, 2025, tangible book value per common share was negatively affected by ($2.05) due to an accumulated comprehensive loss
of $41.1
million. See
“Reconciliation
and Management
Explanation for
Non-GAAP Financial
Measures” included in this Form 10-Q for a reconciliation
of this non-GAAP financial measure.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Critical Accounting Policies and Estimates
The consolidated
financial statements
are prepared
based on
the application
of U.S.
Generally Accepted
Accounting
Practices (“GAAP”),
the most significant
of which are
described in Note
1 “Summary
of Significant Accounting
Policies” in
the Company’s 2025
Form 10-K and
“Summary of Significant
Accounting Policies”
in Part I in
this Form 10-Q.
To
prepare
consolidated
financial
statements
in
conformity
with
US
GAAP,
management
makes
estimates,
assumptions,
and
judgments based
on available
information. These
estimates, assumptions,
and judgments
affect the
amounts reported
in
the consolidated financial
statements and accompanying
notes. These estimates,
assumptions, and judgments
are based
on information
available as
of the
date of
the financial
statements and,
as this
information changes,
actual results
could
differ
from
the
estimates,
assumptions
and
judgments
reflected
in
the
consolidated
financial
statements.
In
particular,
management has
identified accounting
policies that,
due to
the estimates,
assumptions and
judgments inherent
in those
policies,
are
critical
to
an
understanding
of
our
consolidated
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
March 31, 2026 December 31, 2025
Consolidated Balance Sheets:
Total
assets
$ 2,845,735 $ 2,791,540
Total
loans
(1)
$ 2,241,051 $ 2,189,257
Total
deposits
$ 2,493,580 $ 2,345,080
Total
stockholders' equity
$ 223,246 $ 217,183
(1)
Loan amounts include deferred fees/costs.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Three Months Ended March 31,
2026 2025
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 22,048 $ 19,115
Total
non-interest income
$ 4,150 $ 3,716
Total
non-interest expense
$ 13,711 $ 12,052
Net income
$ 9,351 $ 7,658
Profitability:
Efficiency ratio
52.34% 52.79%
Net interest margin
3.27% 3.10%
The Company’s
results
of
operations
depend
substantially
on
the
levels
of
our
net
interest
income
and
non-interest
income. Other factors contributing
to the results of
operations include our provision for
credit losses, the level
of non-interest
expense, and the provision for income taxes.
Three months ended March 31, 2026 compared to the three
months ended March 31, 2025
Net income increased
$1.7 million to
$9.4 million for the
three months ended
March 31, 2026
from $7.7 million
for the
same period
in 2025. The
$1.7 million
or 22.1%
increase in
the net
income was
primarily driven
by higher
income from
a
larger loan portfolio combined with a reduction
on rates paid of interest-bearing liabilities
between periods. The increase in
net interest income was partially offset by an increase in
non-interest expense between periods.
Net Interest Income
Net interest income
is the difference
between interest
earned on interest-earning
assets and interest
paid on interest-
bearing liabilities
and is
the primary
driver of
core earnings.
Interest income
is generated
from interest
and dividends
on
interest-earning
assets,
including
loans,
investment
securities
and
other
short-term
investments.
Interest
expense
is
incurred from interest paid on interest-bearing liabilities, including interest
-bearing deposits, FHLB advances,
subordinated
debt, and other borrowings.
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
Q1 2026 Form 10-Q
The following
table contains
information related
to average
balances, average
yields earned
on assets,
and average
costs of liabilities for the periods indicated (dollars in
thousands):
Three Months Ended March 31,
2026 2025
Average (1)
Balance Interest Yield/Rate (2)
Average (1)
Balance Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans
(3)
$ 2,177,734 $ 32,789 6.11% $ 1,986,856 $ 30,245 6.17%
Investment securities (4) 454,262 3,411 3.05% 436,935 3,024 2.81%
Other interest-earnings assets 105,457 832 3.20% 75,182 709 3.82%
Total interest-earning assets 2,737,453 37,032 5.49% 2,498,973 33,978 5.51%
Non-interest-earning assets 97,264
107,620
Total assets $ 2,834,717 $ 2,606,593
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits $ 52,099 310 2.41% $ 53,611 338 2.56%
Saving and money market deposits 1,256,418 8,133 2.63% 1,199,027 9,335 3.16%
Time deposits 533,766 4,700 3.57% 399,509 3,918 3.98%
Total interest-bearing deposits 1,842,283 13,143 2.89% 1,652,147 13,591 3.34%
FHLB advances 110,045 1,040 3.83% 138,944 1,272 3.71%
Subordinated notes 39,313 801 8.26% - - - %
Total interest-bearing liabilities 1,991,641 14,984 3.05% 1,791,091 14,863 3.37%
Non-interest-bearing demand deposits 584,784 563,040
Other non-interest-bearing liabilities 36,066
32,957
Total liabilities 2,612,491 2,387,088
Stockholders' equity 222,226
219,505
Total liabilities and stockholders' equity $ 2,834,717 $ 2,606,593
Net interest income $ 22,048
$ 19,115
Net interest spread (5) 2.44% 2.14%
Net interest margin
(6)
3.27% 3.10%
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
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Net interest income before the provision for
credit losses was $22.0 million for the
three months ended March 31, 2026,
an increase
of $2.9
million or
15.3%, from
$19.1 million
for the
same period
in 2025. This
growth was
primarily driven
by
higher income from a
larger loan portfolio
and a reduction in
the weighted average
rates paid on interest-bearing
liabilities
between periods.
The NIM
was
3.27%
for the
three months
ended
March 31,
2026 and
3.10%
for
the same
period
in 2025.
The NIM
expansion of 17 basis
points reflects primarily
the increase in the
loan portfolio average balance
,
along with a decrease
in
the weighted average interest rate paid on interest-bearing
liabilities, particularly in savings and money market deposits.
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
and
projected
future
economic
conditions,
our
internal
assessment
of
the
credit
quality
of
the
loan
and
debt
securities
portfolios and net charge-offs.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
The
provision
for
credit
losses
was
$801
thousand
for
the
three
months
ended
March 31,
2026
compared
to
$681
thousand for the same period in 2025. The increase in the provision for credit losses was due to loan portfolio growth.
Non-Interest Income
Our services and products generate service charges and fees, mainly from our depository accounts. We also generate
income from gain on
sale of loans though
the SBA 7a loan program
and the monetization
of fees earned through
our loan
swap program. In
addition, we own
and are beneficiaries
of the
life insurance policies
covering certain of
our key employees,
which policies generate income from the increase in the
cash surrender values.
The following table presents the components of non-interest
income for the periods indicated (in thousands):
Three Months Ended March 31,
2026 2025
Service fees
$ 3,100 $ 2,331
Gain on sale of securities available for sale, net
14 -
Gain on sale of loans held for sale, net
106 525
Other non-interest income
930 860
Total
non-interest income
$ 4,150 $ 3,716
Three months ended March 31, 2026 compared to the three months ended March 31, 2025
Non-interest income for the
three months ended March
31, 2026 increased $434
thousand or 11.7%, compared to
the
same period in 2025. This increase
was primarily driven by $1.5 million increase in income
generated by the Company loan
swap program reported under service fees in the Consolidated
Statements of Operations.
Non-Interest Expense
The following table presents the components of non-interest
expense for the dates indicated (in thousands):
Three Months Ended March 31,
2026 2025
Salaries and employee benefits
$ 8,570 $ 7,636
Occupancy
1,316 1,284
Regulatory assessment and fees
484 421
Consulting and legal fees
561 193
Network and information technology services
560 505
Other operating
2,220 2,013
Total
non-interest expense
$ 13,711 $ 12,052
Three months ended March 31, 2026 compared to the three months ended
March 31, 2025
Non-interest expense
for the
three months
ended March
31, 2026
increased $1.7
million or
13.8%, compared
to the
same period in 2025.
The increase was primarily driven by
an increase of $934
thousand in salaries and employee
benefits,
consisting
of
$412
thousand
related
to
merit
increases
and
new
full-time
employee
salaries,
$342
thousand
increase
in
payroll taxes,
and $181
thousand
increase in
additional
stock-based
compensation
expense. In
addition, consulting
and
legal fees
increased $368
thousand,
primarily due
to model
validation-related consulting
expenses and
human resources
consulting
costs. Other
non-interest
expenses
increased
by $207
thousand,
driven by
a $60
thousand
increase
in FDIC
insurance expense and $183 thousand increase in promotional
expenses between periods.
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

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Three months ended March 31, 2026 compared to the three months ended
March 31, 2025
Income tax expense
for the three
months ended
March 31, 2026
was $2.3 million
as compared to
$2.4 million for
the
same period
in 2025.
The
Company recognized
a non-recurring
$619 thousand
income tax
benefit in
the first
quarter of
2026 due to an
adjustment to the deferred tax
asset calculation from December 31,
2025. The effective
tax rate for the
three
months ended March 31, 2026 was 19.98% compared to 24.16%
for the same period in 2025.
For
a
further
discussion
of
income
taxes,
see
Note
4
“Income
Taxes”
to
the
unaudited
Consolidated
Financial
Statements in Item 1 of Part I of this Form 10-Q.
Analysis of Financial Condition
Total
assets at
March 31, 2026
were $2.85 billion,
an increase of
$54.2 million,
or 7.9% annualized,
over total assets
of $2.79 billion at December 31, 2025. Total
loans, net of deferred fees/costs, increased $51.8 million, or 9.6% annualized, to $2.24
billion at
March 31, 2026
compared
to $2.19
billion
at December
31, 2025.
Total
deposits
increased
by $148.5
million, or 25.7% annualized, to $2.49 billion at March
31, 2026 compared to $2.35 billion at December 31, 2025.
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
its asset
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
and the ALCO of the Company to ensure an appropriate risk and return profile as well as for adherence to the Company’s
investment policies.
When evaluating AFS
debt securities under
ASC Topic
326, the Company
evaluates
whether the decline
in fair value
is attributable
to credit losses
or other
factors like interest
rate risk,
using both quantitative
and qualitative
analyses, including
company performance analysis, review of credit ratings, vintage bonds, remaining payment terms, prepayment speeds and analysis
of
macro-economic
conditions.
As
a
result
of
this
evaluation,
the
Company
concluded
that
no
allowance
was
required on AFS securities as of March 31, 2026.
At
quarter
end,
HTM
securities
included
$141.9
million
of
U.S.
Government
and
U.S.
Government
Agencies
issued
bonds and
mortgage-backed
securities.
Because
of the
explicit and/or
implicit
guarantee
on these
bonds,
the
Company
holds no reserves
on these holdings.
The remaining portion
of the HTM
portfolio is made
up of $8.0
million in investment
grade corporate
bonds that
mature in
May of
2026. Using
the PD/LGD
methodology and
considering the
short remaining
maturity of
the HTM
securities exposed to
non
‑
government credit risk,
the Company
estimated an
allowance for credit
losses
(“ACL”) of
$0 as
of March 31,
2026. The
book value
for debt
securities classified
as HTM
represents amortized
cost less
ACL.
Aggregate
AFS
and
HTM
investment
securities
decreased
$34.3 million
to
$427.1 million
at
March 31,
2026
from
$461.4 million at December 31, 2025. The decrease was primarily attributable to $38.2 million of AFS securities sold during
the quarter ended March 31, 2026.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
As of
March 31, 2026, investment
securities with a
market value of
$55.1 million were pledged
to secure public
deposits.
The investment portfolio does not contain any tax-exempt
securities.
The following table
presents the amortized
cost and fair
value of investment
securities for
the dates indicated
(dollars
in thousands):
March 31, 2026 December 31, 2025
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 12,568 $ 11,598 $ 15,169 $ 14,144
Collateralized mortgage obligations
86,307
68,580
92,871
75,828
Mortgage-backed securities - residential
35,364
29,272
35,865
29,917
Mortgage-backed securities - commercial
156,895
149,035
174,622
168,108
Municipal securities
5,194
4,199
5,196
4,263
Bank subordinated debt securities
14,570
14,476
15,284
15,230
$ 310,898 $ 277,160 $ 339,007 $ 307,490
Held-to-maturity:
U.S. Government Agency
$ 40,748 $ 37,507 $ 41,158 $ 37,970
Collateralized mortgage obligations
50,175 45,071 51,431 46,786
Mortgage-backed securities - residential
35,963 33,263 37,221 34,718
Mortgage-backed securities - commercial
15,041 13,878 15,088 14,051
Corporate bonds
8,004 7,995 9,045 8,983
$ 149,931 $ 137,714 $ 153,943 $ 142,508
Allowance for credit losses - securities held-to-maturity
- (2)
Securities held-to maturity, net of allowance for credit losses
$ 149,931 $ 153,941
The following
table shows
the weighted
average yields,
categorized by
contractual maturity,
for investment
securities
as of March 31, 2026 (in thousands, except yields):
Within 1 year
After 1 year
through 5 years
After 5 years
through 10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - - $ - - $ - - $ 12,568 2.73% $ 12,568 2.73%
Collateralized mortgage obligations
- - - - - - 86,307 1.58% 86,307 1.58%
MBS - residential
- - - - - - 35,365 2.43% 35,364 2.43%
MBS - commercial
- - - - - - 156,895 4.08% 156,895 4.08%
Municipal securities
- - - - 5,194 1.87% - - 5,194 1.87%
Bank subordinated debt securities
- - 2,000 7.86% 12,570 5.74% - - 14,570 6.03%
$ - - $ 2,000 7.86% $ 17,764 4.61%
$ 291,135 3.08% $ 310,898 3.20%
Held-to-maturity:
U.S. Government Agency
$ 7,982 1.02% $ 18,034 1.27% $ 1,478 2.39% $ 13,254 2.10% $ 40,748 1.53%
Collateralized mortgage obligations
- - - - - - 50,175 1.66% 50,175 1.66%
MBS - residential
30 2.96% 8,918 1.64% - - 27,015 2.32% 35,963 2.15%
MBS - commercial
- - 3,038 1.63% - - 12,003 2.56% 15,041 2.37%
Corporate bonds
8,004 2.97% - - - - - - 8,004 2.97%
$ 16,016 2.00% $ 29,990 1.42% $ 1,478 2.39% $ 102,447 2.00% $ 149,931 1.88%
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
Q1 2026 Form 10-Q
The following table shows the loan portfolio composition
as of the dates indicated (in thousands):
March 31, 2026 December 31, 2025
Total
Percent of
Total Total
Percent of
Total
Residential real estate
$ 346,917 15.5% $ 307,692 14.1%
Commercial real estate
1,259,642 56.4% 1,244,835 57.0%
Commercial and industrial
291,333 13.0% 295,548 13.5%
Correspondent banks
128,722 5.8% 127,968 5.9%
Consumer and other
207,794 9.3% 207,215 9.5%
Total
gross loans
2,234,408 100.0% 2,183,258 100.0%
Plus: Deferred fees/costs
6,643
5,999
Total
loans net of deferred fees/costs
2,241,051 2,189,257
Less: Allowance for credit losses
26,102 25,500
Total
net loans
$ 2,214,949 $ 2,163,757
Total
loans,
net of
deferred
fees/costs,
increased
by $51.8
million,
or 9.6%
annualized
to $2.24
billion, at
March 31,
2026 compared to December 31, 2025. The residential real estate loan segment had the most significant balance increase
compared to December 31, 2025.
Our loan
portfolio continues
to grow,
with commercial
real estate
lending being
the primary
focus which
represented
approximately 56.4%
of the
total gross
loan portfolio
as of
March 31, 2026.
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
From a
liquidity perspective,
our loan
portfolio provides
us with
additional
liquidity due
to repayments
or unexpected
prepayments. The following table shows maturities and sensitivity to interest rate changes of the loan portfolio at March 31,
2026 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential real estate
$ 7,403 $ 69,792 $ 61,936 $ 207,786 $ 346,917
Commercial real estate
62,790 573,987 617,411 5,454 1,259,642
Commercial and industrial
11,107 117,619 119,110 43,497 291,333
Correspondent banks
128,722 - - - 128,722
Consumer and other
4,096 1,267 22,625 179,806 207,794
Total
gross loans
$ 214,118 $ 762,665 $ 821,082 $ 436,543 $ 2,234,408
Interest rate sensitivity:
Fixed interest rates
$ 175,825 $ 197,208 $ 145,518 $ 306,009 $ 824,560
Floating or adjustable rates
38,293 565,457 675,564 130,534 1,409,848
Total
gross loans
$ 214,118 $ 762,665 $ 821,082 $ 436,543 $ 2,234,408
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
As of
March 31, 2026,
approximately 63.1%
of the
loan portfolio
has adjustable/variable
rates and
36.9% of
the loan
portfolio
has
fixed
rates.
The
adjustable/variable
rate
loans
re-price
to
different
benchmarks
and
tenors
and
in
different
periods of time. By contractual characteristics, there are no material concentrations on anniversary repricing.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
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
March 31, 2026
Pass Special Mention Substandard Doubtful Total
Residential real estate
$ 343,468 $ 488 $ 2,961 $ - $ 346,917
Commercial real estate
1,241,104 16,153 2,385 - 1,259,642
Commercial and industrial
289,041 805 1,487 - 291,333
Correspondent banks
128,722 - - - 128,722
Consumer and other
207,794 - - - 207,794
$ 2,210,129 $ 17,446 $ 6,833 $ - $ 2,234,408
December 31, 2025
Pass Special Mention Substandard Doubtful Total
Residential real estate
$ 304,276 $ 916 $ 2,500 $ - $ 307,692
Commercial real estate
1,230,823 11,613 2,399 - 1,244,835
Commercial and industrial
293,169 907 1,472 - 295,548
Correspondent banks
127,968 - - - 127,968
Consumer and other
207,215 - - - 207,215
$ 2,163,451 $ 13,436 $ 6,371 $ - $ 2,183,258

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as
of the dates shown (in thousands,
except ratios):
March 31, 2026 December 31, 2025
Non-accrual loans
$ 3,640 $ 3,138
Loans past due over 90 days and still accruing
- -
Total
non-performing loans
$ 3,640 $ 3,138
Other real estate owned
- -
Total
non-performing assets
$ 3,640 $ 3,138
Asset quality ratios:
Allowance for credit losses to total loans
1.16% 1.16%
Allowance for credit losses to non-performing loans
717% 813%
Non-performing loans to total loans
0.16% 0.14%
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
Q1 2026 Form 10-Q
The following
table presents
ACL on
loans and
net charge-offs
to average
loans by
type for
the periods
indicated (in
thousands):
Residential
Real
Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent
Banks
Consumer
and Other Total
Three Months Ended March 31, 2026
Beginning balance
$ 5,908 $ 9,476 $ 4,814 $ 1,015 $ 4,287 $ 25,500
Provision for credit losses (1)
(644) 456 512 3 271 598
Recoveries
6 - 4 - - 10
Charge-offs
- - - - (6) (6)
Ending Balance
$ 5,270 $ 9,932 $ 5,330 $ 1,018 $ 4,552 $ 26,102
Average loans
$ 304,162 $ 1,267,713 $ 235,352 $ 128,849 $ 241,658 $ 2,177,734
Net charge-offs (recoveries) to average
loans (2)
(0.01)% - (0.01)% - 0.01% (0.00)%
(1) Provision for credit losses excludes a $205 thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $2 thousand release related to investment securities held to maturity.
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
Ending Balance
$ 5,115 $ 9,197 $ 4,434 $ 817 $ 5,177 $ 24,740
Average loans
$ 301,230 $ 1,142,985 $ 257,241 $ 87,214 $ 198,186 $ 1,986,856
Net charge-offs (recoveries) to average
loans
(2)
(0.01)% - (0.01)% - 0.03% 0.00%
(1) Provision for credit losses excludes a $10 thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $1 thousand release related to investment securities held to maturity.
(2) Annualized.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
The
Federal
Open
Market
Committee
(“FOMC”)
economic
forecasts
as
of
March 31,
2026,
showed
moderate
improvement in
the forecast
for real
GDP and
a slight
improvement in
the unemployment
rate. Fannie
Mae House
Price
Index (“HPI”) forecast reflected an improvement in national
housing prices. The Company continued to adjust
the HPI index
effect on
the 1-4
Family loan
portfolio with
a qualitative
factor because
Florida housing
prices are
performing better
than
national levels.
The Q-factor
scorecard was
updated based
on the
latest portfolio
stress test
and the
resulting maximum
loss calculation.
Our ACL
included residential
loans. To
assess the
potential impact
of changes
in qualitative
factors related
to these
loans,
management
performed
a sensitivity
analysis.
The Company
evaluated
the
impact
of the
HPI
used
in calculating
expected losses on the residential loan segment. As of March 31,
2026, for every 100 basis points increase in the HPI, the
forecast
reduces
reserves
by
approximately
$239
thousand
and
about
1
basis
points
to
the
reserve
coverage
ratio,
everything else being
constant. This sensitivity
analysis provides a
hypothetical result to
assess the sensitivity
of the ACL
and does
not represent
a change
in management’s
judgement. For
comparative purposes,
in prior
periods the
Company
stress tested
the commercial
real estate
loan subcategory
based on collateral
code (1st
lien, commercial
property) rather
than the non ‑ owner ‑ occupied subsegment.
As of March 31, 2026, the Company stress tested
two qualitative factors within the non
‑ owner ‑ occupied subsegment of
the
commercial
real
estate
loan portfolio,
as
it
represents
the
largest
segment
of
the
Company’s
portfolio.
The
analysis
evaluated
the
impact
of
changing
the
qualitative
factors
from
no
risk
to
maximum
loss
to
assess
the
sensitivity
of
the
allowance for credit losses (“ACL”). This
stress resulted in a hypothetical increase
of $6.7 million, or 25.7%,
in the ACL. The
sensitivity analysis is intended solely to illustrate the responsiveness of the ACL to changes in qualitative assumptions and
does not represent
a change in
management’s judgment.
For comparative purposes,
in prior periods
the Company stress
tested the commercial real estate loan subcategory based on collateral code (1st lien, commercial property) rather than the non
‑
owner
‑
occupied subsegment.
Bank-Owned Life Insurance
As of March 31, 2026, the combined cash surrender value of all bank-owned life insurance (“BOLI”) policies was
$59.9
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
Three Months Ended March 31,
2026 2025
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest bearing demand deposits $ 584,784 0.00% $ 563,040 0.00%
Interest-bearing demand deposits 52,099 2.41% 53,611 2.56%
Saving and money market deposits 1,256,418 2.63% 1,199,027 3.16%
Time deposits 533,766 3.57% 399,509 3.98%
Total $ 2,427,067 2.20% $ 2,215,187 2.49%

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
The Company has a
granular deposit portfolio
with outstanding balances
comprised of 55.7% in
commercial deposits,
26.9% in
personal
deposits,
8.9% in
public funds
(which are
partially collateralized)
and 8.6%
in brokered
deposits. The
brokered deposits balance at March 31, 2026 was $215.0
million and $256.8 million at December 31, 2025.
As of March 31, 2026, the Company has approximately
21 thousand deposit accounts with the majority
of
which were
personal accounts, approximately
12 thousand or 59.6%.
The estimated average account
size in our deposit
portfolio was
approximately $120 thousand as of March 31, 2026.
The
amount
of
uninsured
deposits
are
estimated
based
on
the
FDIC
deposit
insurance
limit
of
$250
thousand
per
account holder for all deposit accounts at the Company.
The total estimated percentage of uninsured deposits
was 54% at
March 31,
2026
and
51%
at
December 31,
2025.
The
Company
offers
Insured
Cash
Sweep
(“ICS”)
and
Certificate
of
Deposit Account
Registry
Service
(“CDARS”)
deposit
products
to
fully
insure
our
clients.
The
deposit
balance
in
ICS/CDARS was $186.5 million at March 31, 2026 and was
$183.2 million at December 31, 2025.
The following table shows scheduled maturities of uninsured
time deposits as of March 31, 2026 (in thousands):
March 31, 2026
Three months or less $ 24,318
Over three through six months 55,400
Over six through twelve months 16,536
Over twelve months 101,211
$ 197,465
Other Liabilities
The Company collects from commercial and residential loan customers funds which are held in escrow for future
payment of real estate taxes and insurance. These escrow
funds are disbursed by the Company directly to the
insurance
companies and taxing authority of the borrower.
Escrow funds are recorded as accrued interest and other
liabilities in the
consolidated balance sheet.
As of March 31, 2026, escrow balances totaled $15.4
million compared to $8.1 million at December 31, 2025.
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
Company.
As of March 31, 2026, we had
$11.0 million of fixed-rate advances and $42.0 million of daily-rate advances outstanding with
the
FHLB,
with
weighted
average
interest
rates
of
3.76%
and
3.88%,
maturing
in
January
2028
and
May
2026,
respectively, as detailed
in the table below.
The following table presents the FHLB advances as of
March 31, 2026 (in thousands):
March 31, 2026
Interest Rate Type of Rate Maturity Date Amount
3.76% Fixed January 24, 2028 11,000
3.88% Fixed May 22, 2026 42,000
$ 53,000
The
Company
has
also
established
Federal
Funds
lines
of
credit
with
our
upstream
correspondent
banks
and
the
Federal
Reserve
Bank
of
Atlanta
Discount
Window
to
manage
temporary
fluctuations
in
our
daily
cash
balances.
As
of
March 31, 2026, there were no outstanding balances with
any of these additional liquidity sources.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Subordinated Notes
On
August
14,
2025,
the
Company
entered
into
a
Subordinated
Note
Purchase
Agreement
with
certain
qualified
institutional
buyers
pursuant
to
which
the
Company
sold
and
issued
$40.0
million
in
aggregate
principal
amount
of
its
7.625% Fixed-to-Floating Rate
Subordinated Notes due 2035.
The Notes were issued by
the Company to the purchasers
at a price equal to 100% of their face amount. The subordinated debt was originally issued at a cost of $760 thousand. The subordinated debt,
net of
amortized
expenses,
was $39.3
million, reflecting
the
scheduled expense
recognition
over the
term of the instruments.
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
credit. To
a varying
degree, such
commitments involve
elements of
credit, market,
and interest
rate risk
in excess
of the
amount recognized in the consolidated balance sheets. We maintain an allowance for off-balance sheet credit risk which is
recorded under
accrued interest
and other
liabilities on
the unaudited
Consolidated
Balance Sheets.
The ACL
related to
unfunded commitments
at March 31,
2026 was
$957
thousand and
at December 31,
2025 was
$752 thousand.
The increase
was primarily driven by an increase in unfunded commitments.
Since commitments associated with letters of
credit and commitments to extend
credit may expire unused, the
amounts
shown
do
not
necessarily
reflect
actual
future
cash
funding
requirements.
The
following
table
presents
lending
related
commitments outstanding as of the dates indicated (in thousands
):
March 31, 2026 December 31, 2025
Commitments to grant loans and unfunded lines of credit $ 179,642 $ 161,606
Standby and commercial letters of credit
3,073 2,700
Total
$ 182,715 $ 164,306
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
Q1 2026 Form 10-Q
When assessing the
scope of IRR
exposure and impact
on the
consolidated balance sheet,
cash flows and
consolidated
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
Market and Interest Rate Risk Management
According to
our ALCO
model, As
of March
31, 2026,
both the
static and
dynamic ALM
simulations indicate
that the
Bank’s balance sheet remains liability
‑
sensitive in Year 1, positioning the Bank to benefit in a declining rate environment as liabilities reprice more
quickly than assets,
resulting in favorable
Net Interest Income
(NII) outcomes. Beginning
in Year
2,
both models transition toward
an asset
‑
sensitive posture, reflecting projected
balance
‑
sheet growth, continued variable
‑
rate
loan
production,
and
changes
in
balance
‑
sheet
mix
over
time.
This
progression
is
consistent
with
management’s
forward
‑
looking assumptions embedded in the dynamic model.
Management’s
interest
rate
positioning
reflects
a
deliberate
balance
between
earnings
stability
and
balance
sheet
flexibility,
particularly
given the
Bank’s relationship
driven deposit
base and
variable rate
lending profile
within the
South
Florida market.
Modeled NII and Economic Value of Equity (EVE) outcomes remain well within ALCO policy limits across all rate shock scenarios. The
ALM model
incorporates a
wide range
of assumptions,
including asset
prepayment speeds,
non
‑
maturity
deposit
beta
and
decay
assumptions,
pricing
correlations,
deposit
truncations,
and
key
interest
rate
drivers.
Given
the
inherent estimation involved
in these assumptions,
actual results may
differ from
modeled outcomes, particularly
as static
measures
do
not
incorporate
potential
management
actions
in
response
to
changes
in
market
conditions
or
customer
behavior.
EVE sensitivity remains compliant with policy guidelines, with greater volatility observed in rising
‑
rate scenarios, driven
by
asset
and
liability
convexity.
In
higher
‑
rate
environments,
the
value
of
longer
‑
term
assets
declines
more
rapidly,
particularly as loan prepayments slow, while certain funding sources reprice less immediately. Conversely, in declining
‑
rate
scenarios, faster prepayments and
quicker asset repricing
help mitigate downside EVE
exposure. Importantly, EVE volatility
declined quarter over quarter, reflecting balance
‑
sheet actions taken during the period and an overall
reduction in structural
interest rate risk.
The improvement in the Bank’s
IRR profile was driven primarily by a
reduction in asset duration, while liability
duration
remained
relatively
stable.
Increased
variable
‑
rate
loan
production,
higher
prepayment
activity,
and
targeted
portfolio
repositioning contributed to a shorter effective
asset duration and reduced optionality risk.
Overall,
the
Bank
remains
well
positioned
to
manage
current
interest
rate
volatility,
with
limited
exposure
under
rising ‑
rate scenarios
and favorable
positioning in
a declining
‑
rate environment.
Management continues
to actively
review
ALM
results
and
retains
the
flexibility,
consistent
with
ALCO
policy,
to
adjust
asset
and
liability
duration
through
balance ‑
sheet strategies as market conditions evolve. Results
and related strategies are reviewed quarterly
with ALCO and
adjusted as appropriate.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
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
Liquidity
management
also
reflects
the
Bank’s
granular
mix
of
consumer
and
commercial
relationships,
which
management
believes
enhances
funding
stability
and
mitigates
reliance
on
more
rate
sensitive
wholesale
funding
sources.
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
cash needs as necessary.
As
of
March
31,
2026,
the
Company
had
$336
million
in
available
liquidity
on
balance
sheet,
including
$261
million
in
unpledged securities
(excluding
Unencumbered
HTM securities)
available to
use as
collateral
and
$79 million
in excess
cash. The Company had an
additional $457 million
in off-balance sheet liquidity, excluding access to brokered deposits and other off-balance sheet sources of funding.
Management believes current liquidity levels remain appropriate relative to the Bank’s risk appetite, balance sheet
size,
and anticipated funding needs under both base case and stressed scenarios.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
Capital Adequacy
As of
March 31, 2026,
the Bank
was well
capitalized
under the
FDIC’s
prompt corrective
action framework.
We also
follow the capital conservation buffer framework, and as of March 31, 2026, we exceeded the capital conversation buffer in
all capital
ratios,
according
to
our actual
ratios.
The
following
table
presents
the
capital
ratios
for
the
Bank
at the
dates
indicated (in thousands, except ratios).
Actual
Minimum Capital
Requirements
To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
March 31, 2026
Total
risk-based capital
$ 309,408 13.96% $ 177,286 8.00% $ 221,607 10.00%
Tier 1 risk-based capital $ 282,348 12.74% $ 132,964 6.00% $ 177,286 8.00%
Common equity tier 1 capital $ 282,348 12.74% $ 99,723 4.50% $ 144,045 6.50%
Leverage ratio $ 282,348 9.88% $ 114,333 4.00% $ 142,917 5.00%
December 31, 2025
Total
risk-based capital
$ 299,596 13.67% $ 175,387 8.00% $ 219,234 10.00%
Tier 1 risk-based capital $ 273,342 12.47% $ 131,541 6.00% $ 175,387 8.00%
Common equity tier 1 capital $ 273,342 12.47% $ 98,655 4.50% $ 142,502 6.50%
Leverage ratio $ 273,342 9.65% $ 113,296 4.00% $ 141,620 5.00%
The Company is
not subject to
regulatory capital ratios
imposed by Basel
III on bank
holding companies because
the
Company is deemed to be a small bank holding company.
Impact of Inflation
Our
Consolidated
Financial
Statements
and
related
notes
have
been
prepared
in
accordance
with
U.S.
GAAP,
which require the measurement of financial
position and operating results in terms
of historical dollars, without considering
the changes in the relative purchasing power of money over
time due to inflation. The impact of inflation is mostly reflected in the increased cost of operations; inflation can negatively impact overhead expenses and other variable expenses. Unlike
most industrial
companies,
nearly all
our
assets
and liabilities
are monetary
in nature.
As a
result,
interest
rates
have a
greater impact on our performance than the effects of inflation. Periods of high inflation are often accompanied by relatively higher interest rates, and
periods of low inflation
are accompanied by relatively
lower interest rates. Inflationary
conditions
may also influence customer
deposit behavior,
loan demand, and pricing
dynamics, which management
considers as part
of its ongoing balance
‑
sheet and earnings planning processes.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
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
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands)
As of or For the Three Months Ended
3/31/2026 12/31/2025 9/30/2025 6/30/2025 3/31/2025
Pre-tax pre-provision ("PTPP") income: (1)
Net income $ 9,351 $ 1,363 $ 8,939 $ 8,140 $ 7,658
Plus: Income tax expense 2,335 1,911 2,866 2,599 2,440
Plus: Provision for credit losses 801 480 105 1,031 681
PTPP income $ 12,487 $ 3,754 $ 11,910 $ 11,770 $ 10,779
PTPP return on average assets:
(1)
PTPP income $ 12,487 $ 3,754 $ 11,910 $ 11,770 $ 10,779
Average assets $ 2,834,717 $ 2,799,863 $ 2,798,115 $ 2,677,198 $ 2,606,593
PTPP return on average assets (2) 1.79% 0.53% 1.69% 1.76% 1.68%
Operating net income: (1)
Net income $ 9,351 $ 1,363 $ 8,939 $ 8,140 $ 7,658
Less: Net gains (losses) on sale of securities 14 (7,498) (28) - -
Less: Tax effect on sale of securities (4) 1,900 7 - -
Plus: Tax (benefit) liability expense from prior periods (619) (3) 1,096 (4) - - -
Operating net income $ 8,722 $ 8,057 $ 8,960 $ 8,140 $ 7,658
Operating return on average assets: (1)
Operating net income $ 8,722 $ 8,057 $ 8,960 $ 8,140 $ 7,658
Average assets $ 2,834,717 $ 2,799,863 $ 2,798,115 $ 2,677,198 $ 2,606,593
Operating return on average assets
(2)
1.25% 1.14% 1.27% 1.22% 1.19%
Operating return on average equity:
(1)
Operating net income $ 8,722 $ 8,057 $ 8,960 $ 8,140 $ 7,658
Average equity $ 222,226 $ 212,393 $ 225,316 $ 228,492 $ 219,505
Operating return on average equity (2) 15.92% 15.05% 15.78% 14.29% 14.15%
Operating Revenue: (1)
Net interest income
$ 22,048
$ 22,207
$ 21,274
$ 21,034
$ 19,115
Plus: Non-interest income
4,150 (4,178) 3,684
3,370
3,716
Less: Net gains (losses) on sale of
securities
14 (7,498) (28) - -
Operating revenue
$ 26,184 $ 25,527 $ 24,986 $ 24,404 $ 22,831
Operating Efficiency Ratio: (1)
Total non-interest expense
$ 13,711
$ 14,275
$ 13,048
$ 12,634
$ 12,052
Operating revenue
$ 26,184 $ 25,527 $ 24,986 $ 24,404 $ 22,831
Operating efficiency ratio
52.36% 55.92% 52.22% 51.77% 52.79%
(1)
The Company believes these non-GAAP measurements are
key indicators of the ongoing earnings power
of the Company.
(2)
Annualized.
(3) The Company recognized a $619 thousand
income tax benefit in first quarter of 2026 due
to an adjustment to the deferred tax asset calculation
from
2025.
(4) State tax liability expenses for 2024 and for
the first three quarters of 2025 were recognized
during the fourth quarter of 2025. The state
tax expense
is related to taxes due on interest income on
loans whose collateral are located outside of
the State of Florida.

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands, except per share data)
As of or For the Three Months Ended
3/31/2026 12/31/2025 9/30/2025 6/30/2025 3/31/2025
Tangible book value per common share (at period-end): (1)
Total stockholders' equity $ 223,246 $ 217,183 $ 209,095 $ 231,583 $ 225,088
Less: Intangible assets - - - - -
Tangible stockholders' equity (2) $ 223,246 $ 217,183 $ 209,095 $ 231,583 $ 225,088
Total shares issued and outstanding (at period-end):
Total common shares issued and outstanding 18,257,400 18,137,885 18,107,385 20,078,385 20,048,385
Tangible book value per common share (3) $ 12.23 $ 11.97 $ 11.55 $ 11.53 $ 11.23
Operating diluted net income per common share: (1)
Operating net income $ 8,722 $ 8,057 $ 8,960 $ 8,140 $ 7,658
Total weighted average diluted shares of common stock 18,454,006 18,348,725 19,755,820 20,295,794 20,319,535
Operating diluted net income per common share: $ 0.47 $ 0.44 $ 0.45 $ 0.40 $ 0.38
Tangible Common Equity/Tangible Assets (1)
Tangible stockholders' equity
$ 223,246 $ 217,183 $ 209,095 $ 231,583 $ 225,088
Tangible total assets
(2) $ 2,845,735 $ 2,791,540 $ 2,767,945
$ 2,719,474 $ 2,677,382
Tangible Common Equity/Tangible
Assets
7.84% 7.78% 7.55% 8.52% 8.41%
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
Q1 2026 Form 10-Q
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
of March 31, 2026.
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
Q1 2026 Form 10-Q
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
Item 1A. Risk Factors
For detailed information about certain risk factors that could materially affect our business, financial condition, or future
results, see “Part I, Item 1A – Risk Factors” of the 2025 Form
10-K.There have been no material changes t this risk
factors
disclosed in the 2025 Form 10-K.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) Not applicable.
(c) The Company’s repurchases of equity securities
for the three months ended March 31, 2026 were as
follows:
Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced
Plans or Programs (1)
Maximum Number
of Shares that
May
Yet Be Purchased
Under Plans or
Programs (1)
Period
January 1 - 31, 2026
30,889 $ 19.17 30,889 497,420
February 1 - 28, 2026
- $ - -
497,420
March 1 - 31, 2026
22,586 $ 18.12 22,586
474,834
Total
53,475 $ 18.73 53,475
(1) As of March 31, 2026 there were 474,834
number of shares available for repurchase under
the outstanding share repurchase program:
- On January 24, 2022, the Company announced
its initial stock repurchase program to repurchase
up to 750,000 shares of Class A common
stock.
The Company completed the repurchase of all
remaining shares authorized under this program
during the quarter ended March 31, 2026.
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
Q1 2026 Form 10-Q
(c)
During the three months ended
March 31, 2026, none of the
Company’s directors or
Section 16 reporting persons
adopted
or
terminated
any
Rule
10b5-1
trading
arrangement
or
non-Rule
10b5-1
trading
arrangement
(as
such
terms are defined in Item 408 of the SEC’s Regulation
S-K).

USCB Financial Holdings, Inc.
Q1 2026 Form 10-Q
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
4.7
Mutual Termination Agreement, dated as of April 29, 2026, between USCB Financial Holdings, Inc., U.S.
Century Bank, Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41196) filed with the
Securities and Exchange Commission on May 1, 2026).
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
2026 formatted
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
Q1 2026 Form 10-Q
SIGNATURES
Pursuant to the
requirements of
the Securities Exchange
Act of 1934,
the registrant has
duly caused this
report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President and Chief Executive
Officer
May 8, 2026
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Executive Vice President and Chief Financial
Officer
May 8, 2026
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)