Form 10-Q
period 2026-06-30
USCB FINANCIAL HOLDINGS, INC.
filed 2026-08-07
CIK 1901637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2026
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
As of July 31, 2026, the registrant had
18,474,470
shares of Class
A
common stock outstanding.

FORM 10-Q
June 30, 2026

PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025
3
Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025
(Unaudited)
4
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and
2025 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30,
2026 and 2025 (Unaudited)
6
Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited)
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
56
Signatures

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
PART
I
Item 1.
Financial Statements
USCB FINANCIAL HOLDINGS, INC
Consolidated Balance Sheets – Unaudited
(Dollars in thousands, except share data)
June 30, 2026 December 31, 2025
ASSETS:
Cash and due from banks $
7,892
$
6,027
Interest-bearing deposits in banks
110,262
32,450
Total cash and cash equivalents
118,154
38,477
Investment securities held to maturity, net of allowance of $
0
and $
2
, respectively (fair value of
$
124,177
and $
142,508
, respectively)
136,127
153,941
Investment securities available for sale, at fair value
332,859
307,490
Federal Home Loan Bank stock, at cost
13,395
9,323
Loans held for investment, net of allowance of
$
26,701
and $
25,500
, respectively
2,295,684
2,163,757
Accrued interest receivable
11,670
11,661
Premises and equipment, net
4,664
4,247
Bank owned life insurance
60,427
59,424
Deferred tax assets, net
17,512
18,046
Lease right-of-use asset
12,625
5,519
Other assets
16,584
19,655
Total assets $
3,019,701
$
2,791,540
LIABILITIES:
Deposits:
Non-interest bearing demand deposits $
618,062
$
583,860
Savings and money market deposits
1,251,598
1,186,422
Interest-bearing demand deposits
49,721
46,989
Time deposits
532,890
527,809
Total deposits
2,452,271
2,345,080
Federal Home Loan Bank advances
240,900
158,250
Subordinated notes, net
39,376
39,300
Lease liability
12,625
5,519
Accrued interest and other liabilities
41,291
26,208
Total liabilities
2,786,463
2,574,357
Commitments and contingencies (See Notes 6
and 11)
(nil) (nil)
STOCKHOLDERS' EQUITY:
Preferred stock - Class C; $
1.00
par value; $
1,000
per share liquidation preference;
52,748
shares
authorized;
0
and
0
issued and outstanding as of June 30, 2026
and December 31, 2025
-
-
Preferred stock - Class D; $
1.00
par value; $
5.00
per share liquidation preference;
12,309,480
shares
authorized;
0
and
0
issued and outstanding as of June 30, 2026
and December 31, 2025
-
-
Preferred stock - Class E; $
1.00
par value; $
1,000
per share liquidation preference;
3,185,024
shares
authorized;
0
and
0
issued and outstanding as of June 30, 2026
and December 31, 2025
-
-
Common stock - Class A Voting; $
1.00
par value;
45,000,000
shares authorized;
18,459,470
issued and
outstanding as of June 30, 2026,
18,137,885
issued and outstanding as of December 31,
2025
18,459
18,138
Common stock - Class B Non-voting; $
1.00
par value;
8,000,000
shares authorized;
0
and
0
issued and
outstanding as of June 30, 2026 and December
31, 2025
-
-
Additional paid-in capital on common stock
281,864
278,852
Accumulated deficit
(35,690)
(49,542)
Accumulated other comprehensive loss
(31,395)
(30,265)
Total stockholders' equity
233,238
217,183
Total liabilities and stockholders' equity $
3,019,701
$
2,791,540
The accompanying notes are an integral part of
these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Operations - Unaudited
(Dollars in thousands,
except per share data)
Three Months Ended June 30, Six Months Ended June 30,
2026 2025 2026 2025
Interest income:
Loans, including fees
$
34,899
$
31,946
$
67,688
$
62,191
Investment securities
3,858
3,432
7,269
6,456
Interest-bearing deposits in financial institutions
823
776
1,655
1,485
Total interest income
39,580
36,154
76,612
70,132
Interest expense:
Interest-bearing demand deposits
311
285
621
623
Savings and money market deposits
8,478
9,410
16,611
18,745
Time deposits
4,628
4,343
9,328
8,261
Federal Home Loan Bank advances
976
1,082
2,016
2,354
Subordinated notes
800
-
1,601
-
Total interest expense
15,193
15,120
30,177
29,983
Net interest income before provision for
credit losses
24,387
21,034
46,435
40,149
Provision for credit losses
1,267
1,031
2,068
1,712
Net interest income after provision for
credit losses
23,120
20,003
44,367
38,437
Non-interest income:
Service fees
2,601
2,402
5,701
4,733
Gain on sale of securities available for sale, net
-
-
14
-
Gain on sale of loans held for sale, net
-
151
106
676
Other non-interest income
959
817
1,889
1,677
Total non-interest income
3,560
3,370
7,710
7,086
Non-interest expense:
Salaries and employee benefits
8,537
7,954
17,107
15,590
Occupancy
1,369
1,337
2,685
2,621
Regulatory assessments and fees
397
396
881
817
Consulting and legal fees
583
263
1,144
456
Network and information technology services
524
564
1,084
1,069
Other operating expense
2,556
2,120
4,776
4,133
Total non-interest expense
13,966
12,634
27,677
24,686
Income before income tax expense
12,714
10,739
24,400
20,837
Income tax expense
3,636
2,599
5,971
5,039
Net income
$
9,078
$
8,140
$
18,429
$
15,798
Per share information:
Earnings per share, basic $
0.49
$
0.41
$
1.01
$
0.79
Earnings per share, diluted $
0.49
$
0.40
$
1.00
$
0.78
Cash dividends declared $
0.125
$
0.10
$
0.250
$
0.20
The accompanying notes are an integral part of
these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Income
- Unaudited
(Dollars in thousands)
Three Months Ended
June 30,
Six Months Ended
June 30,
2026 2025 2026 2025
Net income $
9,078
$
8,140
$
18,429
$
15,798
Other comprehensive (loss) income:
Unrealized gain (loss) on investment securities available
for sale
286
(895)
(1,922)
3,778
Reclassification adjustment for amortization of net
unrealized losses
on securities transferred from available-for-sale to held-to-maturity
99
67
167
134
Reclassification adjustment for realized gains included
in net income
-
-
(14)
-
Unrealized gain (loss) on cash flow hedge
14
(28)
111
(186)
Tax effect
(444)
217
528
(944)
Total other comprehensive (loss) income, net of tax
(45)
(639)
(1,130)
2,782
Total comprehensive income $
9,033
$
7,501
$
17,299
$
18,580
The accompanying notes are an integral part of
these unaudited consolidated financial statements.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’
Equity - Unaudited
(Dollars in thousands,
except per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total
Stockholders'
Equity
Balance at March 31, 2026
18,257,400
$
18,257
$
278,812
$
(42,473)
$
(31,350)
$
223,246
Net income -
-
-
9,078
-
9,078
Other comprehensive loss -
-
-
-
(45)
(45)
Exercise of stock options
202,070
202
2,178
-
-
2,380
Dividend payment -
-
-
(2,295)
-
(2,295)
Stock-based compensation -
-
874
-
-
874
Balance at June 30, 2026
18,459,470
$
18,459
$
281,864
$
(35,690)
$
(31,395)
$
233,238
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
Q2 2026 Form 10-Q
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total
Stockholders'
Equity
Balance at December 31, 2025
18,137,885
$
18,138
$
278,852
$
(49,542)
$
(30,265)
$
217,183
Net income -
-
-
18,429
-
18,429
Other comprehensive loss -
-
-
-
(1,130)
(1,130)
Repurchase of Class A common stock
(53,475)
(53)
(948)
-
-
(1,001)
Restricted stock issued
147,490
147
(147)
-
-
-
Exercise of stock options
227,570
227
2,344
-
-
2,571
Dividend payment -
-
-
(4,577)
-
(4,577)
Stock-based compensation -
-
1,763
-
-
1,763
Balance at June 30, 2026
18,459,470
$
18,459
$
281,864
$
(35,690)
$
(31,395)
$
233,238
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
Q2 2026 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
Consolidated Statements of Cash Flows - Unaudited
(Dollars in thousands)
Six Months Ended June 30,
2026 2025
Cash flows from operating activities:
Net income
$
18,429
$
15,798
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for credit losses
2,068
1,712
Depreciation and amortization
345
298
Accretion of premiums on investment securities,
net
(784)
(728)
Amortization of deferred loan fees, net
314
280
Stock-based compensation
1,763
1,482
Gain on sale of available for sale securities,
net
(14)
-
Gain on sale of loans held for sale, net
(106)
(676)
Proceeds from the sale of loans held for sale
1,329
9,745
Origination of loans held for sale
(1,223)
(9,069)
Increase in cash surrender value of bank owned
life insurance
(1,003)
(955)
Amortization of subordinated debt issuance
costs
76
-
Deferred income tax expense
1,168
5,039
Net change in operating assets and liabilities:
Accrued interest receivable
(9)
(340)
Other assets
3,075
(6,585)
Accrued interest and other liabilities
14,498
16,667
Net cash provided by operating activities
39,926
32,668
Cash flows from investing activities:
Proceeds from maturities and pay-downs of investment
securities held to maturity
17,950
6,044
Purchase of investment securities available
for sale
(75,083)
(31,676)
Proceeds from maturities and pay-downs of investment
securities available for sale
11,428
11,063
Proceeds from sales of investment securities
available for sale
37,181
-
Net increase in loans held for investment
(89,635)
(71,439)
Purchase of loans held for investment
(44,090)
(70,015)
Additions to premises and equipment
(762)
(94)
Purchase of bank owned life insurance
-
(4,000)
Proceeds from the redemption of Federal
Home Loan Bank stock
16,167
8,170
Purchase of Federal Home Loan Bank stock
(20,239)
(5,727)
Net cash used in investment activities
(147,083)
(157,674)
Cash flows from financing activities:
Proceeds from issuance of Class A common
stock, net
2,571
317
Cash dividends paid
(4,577)
(4,010)
Repurchase of Class A common stock
(1,001)
(174)
Net increase in deposits
107,191
161,657
Proceeds from FHLB advances
448,500
117,000
Repayments on Federal Home Loan Bank advances
(365,850)
(172,000)
Net cash provided by financing activities
186,834
102,790
Net increase (decrease) in cash and
cash equivalents
79,677
(22,216)
Cash and cash equivalents at beginning
of period
38,477
77,035
Cash and cash equivalents at end of period $
118,154
$
54,819
Supplemental disclosure of cash flow
information:
Interest paid $
28,968
$
29,167
Taxes paid $
532
$
-
Lease liabilities $
7,106
$
-
The accompanying notes are an integral
part of these unaudited consolidated financial
statements.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
9
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
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
Q2 2026 Form 10-Q
2.
INVESTMENT SECURITIES
The following
tables present
a summary
of the amortized
cost, unrealized
or unrecognized
gains and
losses,
and fair
value of investment securities at the dates indicated (in
thousands):
June 30, 2026
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government Agency
$
11,883
$
-
$
(1,028)
$
10,855
Collateralized mortgage obligations
84,406
-
(17,307)
67,099
Mortgage-backed securities - residential
34,909
108
(6,026)
28,991
Mortgage-backed securities - commercial
215,345
171
(8,517)
206,999
Municipal securities
5,191
-
(966)
4,225
Bank subordinated debt securities
14,578
226
(114)
14,690
$
366,312
$
505
$
(33,958)
$
332,859
June 30, 2026
Held-to-maturity:
Amortized
Cost
Unrecognized
Gains
Unrecognized
Losses Fair Value
U.S. Government Agency
$
37,328
$
67
$
(3,266)
$
34,129
Collateralized mortgage obligations
48,762
705
(5,646)
43,821
Mortgage-backed securities - residential
35,188
628
(3,294)
32,522
Mortgage-backed securities - commercial
14,849
-
(1,144)
13,705
$
136,127
$
1,400
$
(13,350)
$
124,177
Allowance for credit losses - securities held-to-maturity
-
Securities held-to maturity, net of allowance for credit losses
$
136,127
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
Q2 2026 Form 10-Q
Such amounts
are amortized
over the
remaining life
of the security.
The Company
made
two
transfers from
AFS to
HTM
portfolios in 2022.
During the quarter ended
June 30, 2026, there were
no
investment securities that
were transferred from AFS
to HTM.
For the
three months ended
June 30, 2026, total
amortization out of
AOCL for net
unrealized losses on
securities transferred
in 2022
from AFS
to HTM
was $
99
thousand and
$
67
thousand for
the three
months ended
June 30, 2025.
At June 30,
2026, the fair value
of the transferred securities
was $
83.4
million and the balance
of the remaining unamortized
loss was
$
8.8
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
As of June 30, 2026 and December
31, 2025, all HTM securities held by the
Company were rated investment grade.
At
June
30,
2026,
the
Company's
HTM
securities
portfolio
consisted
entirely
of
U.S.
government
and
U.S.
agency-
issued
bonds
and
mortgage-backed
securities
with
an
amortized
cost
of
$
136.1
million.
Due
to
the
explicit
or
implicit
guarantees associated with these securities,
management determined that no ACL was
required as of June 30, 2026. The
Company utilizes a
PD/LGD methodology to
estimate expected credit
losses for
HTM securities exposed
to non-government
credit risk. As
of December 31,
2025, the ACL
for HTM securities
was $
2
thousand. The carrying
value of HTM
securities
represents amortized cost less the related ACL.
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
vintage, remaining payment terms,
prepayment speeds and
analysis
of
macro-economic
conditions.
When
the
fair
value
of
an
AFS
security
is
less
than
its
amortized
cost
and
the
decline is attributable
to credit-related
factors, an ACL
is recorded. As
a result of
this evaluation, the
Company concluded
that no allowance was required on AFS securities as of
June 30, 2026 and as of December 31, 2025.
Information pertaining
to investment
securities with
gross unrealized
losses, aggregated
by investment
category
and
length of
time that
those
individual securities
have been
in a
continuous
loss position,
are presented
as of
the following
dates (in thousands):
June 30, 2026
Less than 12 months 12 months or more Total
Available-for-Sale: Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government Agency
$
5,072
$
(129)
$
5,783
$
(899)
$
10,855
$
(1,028)
Collateralized mortgage obligations
3,760
(129)
63,339
(17,178)
67,099
(17,307)
Mortgage-backed securities - residential
-
-
21,886
(6,026)
21,886
(6,026)
Mortgage-backed securities - commercial
114,454
(1,368)
60,238
(7,149)
174,692
(8,517)
Municipal securities
-
-
4,225
(966)
4,225
(966)
Bank subordinated debt securities
1,731
(19)
6,396
(95)
8,127
(114)
$
125,017
$
(1,645)
$
161,867
$
(32,313)
$
286,884
$
(33,958)

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
12
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
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
Gains
and
losses
on
the
sale
of
securities
are
recorded
on
the
trade
date
and
are
determined
on
the
specific
identification basis. The following table presents the proceeds, realized gross gains and realized gross losses on sales and calls of AFS debt securities for the three and six months
ended June 30, 2026 and 2025 (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
Available-for-sale: 2026 2025 2026 2025
Proceeds from sale and call of securities
$
-
$
-
$
37,181
$
-
Gross gains
$
-
$
-
$
82
$
-
Gross losses
-
-
(68)
-
Net realized gain
$
-
$
-
$
14
$
-
The amortized
cost
and
fair
value of
investment
securities,
by contractual
maturity,
are shown
below
as of
the date
indicated (in thousands).
Actual maturities may
differ from contractual
maturities because borrowers
may have the right
to
call or prepay
obligations with or
without call or
prepayment penalties. Securities not
due at a
single maturity date are
shown
separately.
Available-for-sale Held-to-maturity
June 30, 2026:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$
-
$
-
$
-
$
-
Due after one year through five years
2,000
1,990
-
-
Due after five years through ten years
17,769
16,925
-
-
Due after ten years
-
-
-
-
U.S. Government Agency
11,883
10,855
37,328
34,129
Collateralized mortgage obligations
84,406
67,099
48,762
43,821
Mortgage-backed securities - residential
34,909
28,991
35,188
32,522
Mortgage-backed securities - commercial
215,345
206,999
14,849
13,705
$
366,312
$
332,859
$
136,127
$
124,177
At June 30, 2026, there
were no securities
held in the
portfolio from any
one issuer in
an amount greater
than 10% of
total
stockholders’
equity
other
than
the
U.S.
Government
and
U.S.
Government
Agency
issued
securities.
All
the
collateralized mortgage obligations and mortgage-backed securities at June 30, 2026 and December 31, 2025 were issued by U.S. Government entities.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
13
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
The Bank is a Qualified Public Depository (“QPD”) with the State of Florida. As a QPD, the Bank has the legal authority
to
maintain
public
deposits
from
cities,
municipalities,
and
the
State
of
Florida.
These
public
deposits
are
secured
by
securities pledged to the State of Florida at a ratio of
25
% of the quarter daily average balance for quarters ended June 30,
2026 and
December 31, 2025.
The Bank
must also
maintain a
minimum amount
of pledged
securities to
be in the
public
funds program.
As of June 30, 2026, the Bank
had a total of $
223.6
million in deposits under the
public funds program and pledged to
the State of Florida for these public funds were
twenty-three
bonds with an aggregate fair value of $
56.3
million.
As of
December 31, 2025, the
Bank had
a total
of $
167.7
million in
deposits under the
public funds program
and pledged
to the State of Florida for these public funds were
fifteen
bonds with an aggregate fair value of $
43.5
million.
3.
LOANS
The following table is a summary of the distribution of loans held for investment by type (dollars in thousands):
June 30, 2026 December 31, 2025
Total
Percent of
Total Total
Percent of
Total
Residential real estate
$
356,747
15.4
% $
307,692
14.1
%
Commercial real estate
1,314,367
56.6
%
1,244,835
57.0
%
Commercial and industrial
300,265
13.0
%
295,548
13.5
%
Correspondent banks
137,912
6.0
%
127,968
5.9
%
Consumer and other
207,404
9.0
%
207,215
9.5
%
Total
gross loans
2,316,695
100.0
%
2,183,258
100.0
%
Plus: Deferred fees/costs
5,690
5,999
Total
loans net of deferred fees/costs
2,322,385
2,189,257
Less: Allowance for credit losses
26,701
25,500
Total
net loans
$
2,295,684
$
2,163,757
At
June 30,
2026
and
December 31,
2025,
the
Company
had
$
660.1
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
Q2 2026 Form 10-Q
•
The effect of other external factors: e.g., competition,
legal, and regulatory requirements
•
Changes in lending management, among others
•
Changes in the loan review system
Changes in the ACL for the three and six months ended June
30, 2026 and 2025 were as follows (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent
Banks
Consumer
and Other Total
Three Months Ended June 30, 2026
Beginning balance
$
5,270
$
9,932
$
5,330
$
1,018
$
4,552
$
26,102
Provision for credit losses (1)
222
184
407
76
(2)
887
Recoveries
8
-
1
-
-
9
Charge-offs
(296)
-
-
-
(1)
(297)
Ending Balance
$
5,204
$
10,116
$
5,738
$
1,094
$
4,549
$
26,701
Six Months Ended June 30, 2026
Beginning balance
$
5,908
$
9,476
$
4,814
$
1,015
$
4,287
$
25,500
Provision for credit losses (2)
(422)
640
919
79
269
1,485
Recoveries
14
-
5
-
-
19
Charge-offs
(296)
-
-
-
(7)
(303)
Ending Balance
$
5,204
$
10,116
$
5,738
$
1,094
$
4,549
$
26,701
(1) Provision for credit losses excludes a $
380
thousand provision due to unfunded commitments included in accrued interest and other liabilities.
(2) Provision for credit losses excludes a $
585
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
other liabilities a $
1
thousand provision related to investment securities held to maturity.
At June
30, 2026,
the
ACL
for loans
was
$
26.7
million,
compared
to $
25.5
million
at December
31,
2025.
The $
1.2
million
increase
was
primarily
driven
by
growth
in
the
loan
portfolio,
partially
offset
by
reductions
in
qualitative
factor
adjustments
resulting
from
improved
credit
quality
trends
identified
through
loan
quality
reviews,
particularly
within
the
commercial real estate ("CRE") and commercial and industrial
("C&I") portfolios.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
15
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Charge
offs
related to
loans
for the
three
months
ended June
30,
2026 were
$
297
thousand,
of which
$
1
thousand
related to loans originated
in 2026 and $
296
thousand related to
loans originated in
2025. Charge offs
related to loans
for
the six
months ended
June 30, 2026
were $
303
thousand, of
which $
7
thousand related
to loans
originated in
2026 and
$
296
thousand related to loans originated in 2025.
Charge offs for the three months ended June 30, 2025 totaled $
710
thousand, of which $
709
thousand related to loans
originated
in
2022
and
$
1
thousand
related
to
loans
originated
in
2025.
Charge
offs
related
to
loans
for the
six
months
ended June 30, 2025 totaled $
723
thousand, of which $
709
thousand related to loans originated in 2022 and $
14
thousand
related to loans originated in 2025.
The ACL
and the
outstanding balances
in the
specified loan
categories as
of June 30,
2026 and
December 31, 2025
are as follows (in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Correspondent
Banks
Consumer
and Other Total
June 30, 2026:
Allowance for credit losses:
Individually evaluated
$
87
$
-
$
13
$
-
$
-
$
100
Collectively evaluated
5,117
10,116
5,725
1,094
4,549
26,601
Balances, end of period
$
5,204
$
10,116
$
5,738
$
1,094
$
4,549
$
26,701
Loans:
Individually evaluated
$
4,550
$
-
$
1,218
$
-
$
-
$
5,768
Collectively evaluated
352,197
1,314,367
299,047
137,912
207,404
2,310,927
Balances, end of period
$
356,747
$
1,314,367
$
300,265
$
137,912
$
207,404
$
2,316,695
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
Q2 2026 Form 10-Q
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
As of June 30, 2026
Term Loans by Origination Year
Revolving
Loans Total
2026 2025 2024 2023 2022 Prior
Residential real estate
Pass
$
77,731
$
63,118
$
78,207
$
30,802
$
21,915
$
66,205
$
15,891
$
353,869
Special Mention
-
518
452
-
-
400
-
1,370
Substandard
-
415
989
-
-
104
-
1,508
Total
77,731
64,051
79,648
30,802
21,915
66,709
15,891
356,747
Commercial real estate
Pass
209,748
226,699
161,919
97,731
257,817
341,269
5,961
1,301,144
Special Mention
-
-
-
8,405
-
3,115
-
11,520
Substandard
-
-
-
-
-
1,703
-
1,703
Total
209,748
226,699
161,919
106,136
257,817
346,087
5,961
1,314,367
Commercial and
industrial
Pass
23,226
72,197
60,469
52,128
30,676
38,088
21,297
298,081
Special Mention
-
-
-
-
-
773
-
773
Substandard
-
-
72
356
-
983
-
1,411
Total
23,226
72,197
60,541
52,484
30,676
39,844
21,297
300,265
Correspondent banks
Pass
130,852
7,060
-
-
-
-
-
137,912
Total
130,852
7,060
-
-
-
-
-
137,912
Consumer and other
Pass
9,177
55,213
33,778
35,453
50,070
20,337
3,376
207,404
Total
9,177
55,213
33,778
35,453
50,070
20,337
3,376
207,404
Total
Loans
Pass
450,734
424,287
334,373
216,114
360,478
465,899
46,525
2,298,410
Special Mention
-
518
452
8,405
-
4,288
-
13,663
Substandard
-
415
1,061
356
-
2,790
-
4,622
Doubtful
-
-
-
-
-
-
-
-
Total
$
450,734
$
425,220
$
335,886
$
224,875
$
360,478
$
472,977
$
46,525
$
2,316,695

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
17
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
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
Q2 2026 Form 10-Q
Loan Aging
The Company
also considers the
performance of loans
in grading
and in
evaluating the
credit quality
of the
loan portfolio.
The Company
analyzes credit
quality and
loan grades based
on payment
performance and
the aging status
of the loans.
The
following
tables
include
an
aging
analysis
of
accruing
loans
and
total
non-accruing
loans
as
of
June 30,
2026
and
December 31, 2025 (in thousands):
Accruing
As of June 30, 2026 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity lines of credit and other
$
2,876
$
-
$
-
$
2,876
$
-
$
2,876
1-4 family residential
271,352
1,228
-
272,580
1,284
273,864
Condo residential
79,783
-
-
79,783
224
80,007
354,011
1,228
-
355,239
1,508
356,747
Commercial real estate:
Land and construction
53,073
-
-
53,073
-
53,073
Multi-family residential
324,711
-
-
324,711
-
324,711
Condo commercial
68,666
-
-
68,666
-
68,666
Commercial property
867,917
-
-
867,917
-
867,917
1,314,367
-
-
1,314,367
-
1,314,367
Commercial and industrial:
Secured
280,212
-
-
280,212
640
280,852
Unsecured
19,413
-
-
19,413
-
19,413
299,625
-
-
299,625
640
300,265
Correspondent banks
137,912
-
-
137,912
-
137,912
Consumer and other
207,404
-
-
207,404
-
207,404
Total
$
2,313,319
$
1,228
$
-
$
2,314,547
$
2,148
$
2,316,695

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
19
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Accruing
As of December 31, 2025: Current
Past Due
30-89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real estate:
Home equity lines of credit and other
$
1,538
$
-
$
-
$
1,538
$
-
$
1,538
1-4 family residential
238,852
1,150
-
240,002
2,385
242,387
Condo residential
62,364
1,288
-
63,652
115
63,767
302,754
2,438
-
305,192
2,500
307,692
Commercial real estate:
Land and construction
83,305
-
-
83,305
-
83,305
Multi-family residential
254,562
-
-
254,562
-
254,562
Condo commercial
61,525
-
-
61,525
-
61,525
Commercial property
845,003
440
-
845,443
-
845,443
1,244,395
440
-
1,244,835
-
1,244,835
Commercial and industrial:
Secured
272,900
71
-
272,971
638
273,609
Unsecured
21,939
-
-
21,939
-
21,939
294,839
71
-
294,910
638
295,548
Correspondent banks
127,968
-
-
127,968
-
127,968
Consumer and other
207,215
-
-
207,215
-
207,215
Total
$
2,177,171
$
2,949
$
-
$
2,180,120
$
3,138
$
2,183,258
Non-accrual Status
The following
table
includes
the amortized
cost
basis
of loans
on
non-accrual
status
as of
June 30,
2026
and
as of
December 31, 2025 (in thousands):
June 30, 2026
Non-accrual
Loans With No
Related Allowance
Non-accrual
Loans With
Related Allowance
Total Non-
accruals
Residential real estate
$
1,444
$
64
$
1,508
Commercial and industrial
640
-
640
Total
$
2,084
$
64
$
2,148
December 31, 2025
Non-accrual
Loans With No
Related Allowance
Non-accrual
Loans With
Related Allowance
Total Non-
accruals
Residential real estate
$
2,500
$
-
$
2,500
Commercial and industrial
563
75
638
Total
$
3,063
$
75
$
3,138
Accrued interest
receivable is
excluded from
the estimate
of credit
losses. There
was
no
interest income
recognized
attributable
to
non-accrual
loans
outstanding
during
the
three
and
six
months
ended
June 30,
2026
and
2025.
Interest
income on these loans for the three months ended June 30, 2026 and 2025, would have been approximately $
42
thousand
and $
29
thousand, respectively, had these loans performed
in accordance with
their original terms.
Interest income on
these
loans for the six months ended June 30, 2026 and 2025, would have been approximately $
77
thousand and $
80
thousand,
respectively, had
these loans performed in accordance with their original
terms.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
20
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Collateral-Dependent Loans
A
loan
is
collateral
dependent
when
the
borrower
is
experiencing
financial
difficulty
and
repayment
of
the
loan
is
expected to be provided substantially through the sale
or operation of the collateral.
The following
table includes
the amortized cost
basis of
collateral dependent
loans related
to borrowers
experiencing
financial difficulty by type of collateral as of June
30, 2026 and December 31, 2025 (in thousands):
June 30, 2026
Collateral Type
Residential Real Estate Specific Reserve
Residential real estate
$
1,565
$
64
Commercial and industrial
72
-
Total
$
1,637
$
64
December 31, 2025
Collateral Type
Residential Real Estate Specific Reserve
Residential real estate
$
2,583
$
-
Total
$
2,583
$
-
Management evaluates
on an individual
basis collateral
dependent loans
using the fair
value of the
collateral method
to determine if an
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
Loan Modifications to Borrowers Experiencing Financial
Difficulties
The
Company
had
no
new
modifications
to
borrowers
experiencing
financial
difficulties
for
the
three
months
ended
June 30, 2026 and
one
new modification to
borrowers experiencing financial
difficulties for the
six months ended June 30,
2026. The Company had
no
new modifications to borrowers
experiencing financial difficulties
for the three and
six months
ended June 30, 2025. The following table presents newly restructured loans, by type of modification, which occurred during
the six months ended June 30, 2026 (in thousands):
Amortized Cost Basis Prior to Modification Amortized Cost Basis After Modification
Number of
Loans
Combination
Modifications
Total
Modifications
Number of
Loans
Combination
Modifications
Total
Modifications
Commercial and industrial
1 $
418
$
418
1 $
350
$
350
Total
1 $
418
$
418
1 $
350
$
350
The
loan
modification
for
the
borrower
experiencing
financial
difficulty
at
June 30,
2026
included
a
combination
of
principal and maturity modifications. There was
a principal reduction of $
68
thousand and a
two -year extension of the loan
maturity. There was
no
commitment to lend additional funds to this customer.
There were
no
existing loan modifications that
subsequently defaulted during
either the three or the
six months ended
June 30, 2026 and 2025.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
21
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
4.
LEASES
The
Company
leases
certain
banking
facilities
and
office
space
under
non-cancelable
operating
lease
agreements.
During
the
six
months
ended
June
30,
2026,
the
Company
exercised
renewal
options
and
modified
certain
lease
arrangements, including
extensions of
the Coral Gables
branch and
Doral branch/headquarters
leases for
additional
five -
year terms. These lease modifications resulted in the remeasurement of operating lease liabilities and corresponding right-
of-use assets. Operating lease
right-of-use assets and lease
liabilities totaled $
12.6
million at June 30, 2026,
compared to
$
5.5
million at December 31, 2025. The lease modifications were measured using an incremental borrowing rate of
4.27
%.
The Company’s incremental borrowing rate is based on the
FHLB advances rate matching or nearing the lease term.
There
were no material changes
to the Company's lease
accounting policies from those
disclosed in Note 4, Leases,
included in
the Annual Report on Form 10-K for the year ended December
31, 2025.
5.
INCOME TAXES
The Company’s income tax expense is presented
in the following table for the periods indicated (in thousands):
Six Months Ended June 30,
2026 2025
Pre-tax income:
Domestic
$
24,400
$
20,837
Total pre-tax income
$
24,400
$
20,837
Current tax expense:
Federal
$
4,745
$
-
State
58
-
Total
current
4,803
-
Deferred tax expense:
Federal
140
3,948
State
1,028
1,091
Deferred income tax expense
1,168
5,039
Total
income tax expense
$
5,971
$
5,039
The actual income tax
expense for the six
months ended June 30, 2026 and
2025 differs from the statutory
tax expense
for the periods (computed by applying the U.S.
federal corporate tax rate of
21
% for both 2026 and 2025
periods to income
before income tax expense) as follows (in thousands):
Six Months Ended June 30,
2026 2025
Amount
% Pre-tax
Income Amount
% Pre-tax
Income
Computed tax at the statutory federal income tax rate
$
5,124
21.00%
$
4,376
21.00%
Increase (decrease) resulting from:
State income taxes, net of federal tax benefit (1)
1,122
4.60%
905
4.34%
Bank owned life insurance income
(257)
(1.05%)
(242)
(1.16%)
Benefit from stock-based compensation
(377)
(1.55%)
-
-
Section 162(m) limitation
322
1.32%
-
-
Other adjustments, net
37
0.15%
-
-
Total
tax expense
$
5,971
24.47%
$
5,039
24.18%
(1) Taxes
in Florida made up the majority (greater than
50
%) of the tax effect in this category.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
22
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
The Company’s deferred tax assets and deferred
tax liabilities as of the dates indicated were (in
thousands):
June 30, 2026 December 31, 2025
Deferred tax assets:
Net operating loss
$
191
$
1,039
Allowance for credit losses
6,831
6,463
Lease liability
3,230
1,399
Unrealized losses on available for sale securities
10,826
10,270
Equity compensation
948
973
Accruals
324
721
Other, net
163
268
Deferred tax assets:
22,513
21,133
Deferred tax liabilities:
Deferred loan cost
(1,456)
(1,520)
Lease right of use asset
(3,230)
(1,399)
Deferred expenses
(256)
(154)
Cash flow hedge
(24)
(5)
Depreciable property
(35)
(9)
Deferred tax liabilities
(5,001)
(3,087)
Net deferred tax assets
$
17,512
$
18,046
The
Company
has
approximately
$
5.3
million
of
state
net
operating
loss
carryforwards
expiring
in
various
amounts
between 2032 and 2036 and which are
limited to offset, to the extent permitted, future
taxable earnings for of the Company.
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
For the six months ended
June 30, 2026 and 2025 the Company did
no
t have any unrecognized tax benefits as
a result
of tax positions taken during a prior period or during
the current period. Additionally,
no
interest or penalties were recorded
as a result of tax uncertainties.
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
23
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
A
summary
of
the
amounts
of
the
Company's
financial
instruments
with
off-balance
sheet
risk
are
shown
below
at
June 30, 2026 and December 31, 2025 (in thousands):
June 30, 2026 December 31, 2025
Commitments to grant loans and unfunded lines of credit
$
205,573
$
161,606
Standby and commercial letters of credit
3,646
2,700
Total
$
209,219
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
Changes in the ACL for the three and six months ended June
30, 2026 and 2025 were as follows (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2026 2025 2026 2025
Beginning balance
$
957
$
581
$
752
$
571
Provision for credit losses - off-balance sheet arrangements
380
134
585
144
Total
$
1,337
$
715
$
1,337
$
715
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
June 30, 2026,
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
1.04
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
1.54
years.
During the
three months
ended June
30, 2026,
one
interest rate
swap agreement
matured. As
of June
30, 2026,
the
Company had
no
outstanding interest rate swap agreements.
As of
December 31,
2025, the
Company had
one
interest rate
swap agreement
with a
notional aggregate
amount of
$
25
million that was
designated as cash
flow hedge of
a certificate of
deposit. Under the
agreement, the Company
paid a

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
24
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
fixed rate
of
3.47
% and
received a
variable rate
based on
the weighted
‑
average three
‑
months compounded
USD SOFR.
The swap had a maturity of
0.42
years.
During the quarter
ended December
31, 2025, the
Company unwound
a separate
interest rate
swap designated
as a
cash flow hedge
of certificate of
deposit with notional
amount of $
25
million. The decision
to unwind this
swap was driven
by changes in interest rate forecasts and
asset-liability management strategies. The early termination income to unwind the fair value swaps totaled $
5
thousand. The original maturity of the cash flow interest rate swap that was unwound during the quarter was April 2026.
The changes
in fair
value of
these interest
rate swaps
are recorded
in other
assets or
accrued interest
and other
liabilities
with
a
corresponding
recognition
in
other
comprehensive
income
(loss)
and
subsequently
reclassified
to
earnings
when
gains or losses are realized.
Interest Rate Swaps
The Company enters into
interest rate swaps
with its loan
customers. The Company had
122
and
94
interest rate swaps
with
loan
customers
with
an
aggregate
notional
amount
of
$
401.9
million
and
$
310.8
million
at
June 30,
2026
and
December 31,
2025,
respectively.
At
June 30,
2026,
these
interest
rate
swaps
mature
between
2027
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
Notional
Amount
Collateral
Amount Balance Sheet Location Asset Liability
June 30, 2026:
Derivatives designated as cash flow hedges:
Interest rate swaps $
100,000
$
-
Other assets/Accrued
interest and other liabilities $
92
$
-
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans $
401,882
$
7,037
Other assets/Accrued
interest and other liabilities $
6,615
$
6,615
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
Q2 2026 Form 10-Q
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

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
26
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
The
following
table
represents
the
Company's
assets
and
liabilities
measured
at
fair
value
on
a
recurring
basis
at
June 30, 2026 and December 31, 2025 for each of the
fair value hierarchy levels (in thousands):
June 30, 2026 December 31, 2025
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities available for sale:
U.S. Government Agency
$
-
$
10,855
$
-
$
10,855
$
-
$
14,144
$
-
$
14,144
Collateralized mortgage obligations
-
67,099
-
67,099
-
75,828
-
75,828
Mortgage-backed securities - residential
-
28,991
-
28,991
-
29,917
-
29,917
Mortgage-backed securities - commercial
-
206,999
-
206,999
-
168,108
-
168,108
Municipal securities
-
4,225
-
4,225
-
4,263
-
4,263
Bank subordinated debt securities
-
14,690
-
14,690
-
15,230
-
15,230
Total
-
332,859
-
332,859
-
307,490
-
307,490
Derivative assets
-
6,707
-
6,707
-
9,767
-
9,767
Total assets at fair value
$
-
$
339,566
$
-
$
339,566
$
-
$
317,257
$
-
$
317,257
Derivative liabilities
$
-
$
6,615
$
-
$
6,615
$
-
$
9,786
$
-
$
9,786
Total liabilities at fair value
$
-
$
6,615
$
-
$
6,615
$
-
$
9,786
$
-
$
9,786
Fair Value Measurements
on a Nonrecurring Basis
Collateral Dependent Loans Measured for Expected Credit Losses : Fair values of collateral-dependent real estate loans are
based on
recent real estate
appraisals less estimated
costs of
sale, repossession, and/or
holding costs. Appraisals
are performed by independent third-party appraisers and may utilize a sales comparison approach, cost approach, income
approach, or a combination of these methodologies.
The following table presents quantitative information
about Level 3 fair value
measurements for assets measured at fair
value on a nonrecurring basis at June 30, 2026 and December
31, 2025:
June 30, 2026
Range
Weighted
Financial Instrument Fair Value Valuation Technique(s) Unobservable Input(s) Minimum Maximum average
Collateral dependent loans -
residential loans
$
-
Sales comparison approach
Third-party appraisals and
estimated valuation
adjustments for disposition
costs, senior liens, and SBA
participation interests.
10.0%
100.0%
100%
December 31, 2025
Range
Weighted
Financial Instrument Fair Value Valuation Technique(s) Unobservable Input(s) Minimum Maximum average
Collateral dependent loans -
residential loans
$
2,583
Sales comparison approach
Third party appraisals
0%
0%
0%
At
June
30,
2026,
the
Company
measured
one
collateral-dependent
residential
real
estate
loan
at
fair
value
on
a
nonrecurring
basis.
The
fair
value
of
the
collateral-dependent
loan
was
determined
using
the
appraised
value
of
the
underlying real estate collateral,
adjusted for the estimated impact
of senior lien positions, SBA
participation interests, and
estimated costs to
sell. The application
of these adjustments
resulted in
a fair value
below the
amortized cost,
which was
recognized through
a charge-off
and reflected
in the
carrying value
of the
loan. The
resulting fair
value attributable
to the
Company's
exposure
was
approximately
of $
0
. The
loan had
an outstanding
amortized
cost
basis of
approximately
$
64
thousand and a specific reserve of $
64
thousand at June 30, 2026.
As
of
December
31,
2025,
collateral-dependent
loans
classified
within
Level
3
of
the
fair
value
hierarchy
had
an
aggregate fair
value of
$
2.6
million and
no
specific reserve,
as the
appraised value
of the
underlying collateral
exceeded
the outstanding loan balance.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
27
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
As of June 30, 2026 and December 31, 2025, the Company did
no
t have any other assets or liabilities measured at fair
value on a nonrecurring basis.
Items Not Measured at Fair Value
The following table
presents the carrying
amounts and estimated
fair values of
financial instruments
not carried at fair
value as of June 30, 2026 and December 31, 2025 (in
thousands):
Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
June 30, 2026:
Financial Assets:
Cash and due from banks
$
7,892
$
7,892
$
-
$
-
$
7,892
Interest-bearing deposits in banks
$
110,262
$
110,262
$
-
$
-
$
110,262
Investment securities held to maturity, net
$
136,127
$
-
$
124,177
$
-
$
124,177
Loans held for investment, net
$
2,295,684
$
-
$
-
$
2,335,350
$
2,335,350
Accrued interest receivable
$
11,670
$
-
$
1,512
$
10,158
$
11,670
Financial Liabilities:
Non-interest bearing demand deposits
$
618,062
$
618,062
$
-
$
-
$
618,062
Savings and money market deposits
$
1,251,598
$
1,251,598
$
-
$
-
$
1,251,598
Interest-bearing demand deposits
$
49,721
$
49,721
$
-
$
-
$
49,721
Time deposits
$
532,890
$
-
$
531,300
$
-
$
531,300
FHLB advances
$
240,900
$
-
$
240,622
$
-
$
240,622
Subordinated notes, net
$
39,376
$
-
$
35,785
$ - $
35,785
Accrued interest payable
$
3,334
$
-
$
3,334
$
-
$
3,334
December 31, 2025:
Financial Assets:
Cash and due from banks
$
6,027
$
6,027
$
-
$
-
$
6,027
Interest-bearing deposits in banks
$
32,450
$
32,450
$
-
$
-
$
32,450
Investment securities held to maturity, net
$
153,941
$
-
$
142,508
$
-
$
142,508
Loans held for investment, net
$
2,163,757
$
-
$
-
$
2,210,781
$
2,210,781
Accrued interest receivable
$
11,661
$
-
$
1,443
$
10,218
$
11,661
Financial Liabilities:
Non-interest bearing demand deposits
$
583,860
$
583,860
$
-
$
-
$
583,860
Savings and money market deposits
$
1,186,422
$
1,186,422
$
-
$
-
$
1,186,422
Interest-bearing demand deposits
$
46,989
$
46,989
$
-
$
-
$
46,989
Time deposits
$
527,809
$
-
$
527,575
$
-
$
527,575
FHLB advances
$
158,250
$
-
$
158,342
$
-
$
158,342
Subordinated notes, net
$
39,300
$
-
$
40,131
$
-
$
40,131
Accrued interest payable
$
3,984
$
-
$
3,984
$
-
$
3,984
9.
STOCKHOLDERS’ EQUITY
Common Stock
There were
no
stock repurchases during the three months
ended June 30, 2026. During the
six months ended June 30,
2026, the Company repurchased
53,475
shares of Class A common stock at a weighted average cost per share of $
18.74
.
The aggregate
purchase
price
for these
transactions
was
approximately
$
1.0
million,
including transaction
costs.
These
repurchases
were made
pursuant to
the Company’s
publicly announced
share repurchase
programs. At
June 30,
2026,
474,834
shares remained authorized
for repurchase
under the
Company’s 2024 share
repurchase program.
The Company’s
2022 share repurchase program has been fully utilized.
There were
no
stock repurchases during the three months
ended June 30, 2025. During the six
months ended June 30,
2025, the Company repurchased
9,671
shares of Class
A common stock at a
weighted average cost
per share of $
17.91
.

USCB FINANCIAL HOLDINGS, INC.
Notes to the Consolidated Financial Statements - Unaudited
28
USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
The aggregate
purchase price
for these
transactions was
approximately $
174
thousand, including
transaction costs.
The
repurchases
were
made
pursuant
to
the
Company’s
publicly
announced
repurchase
programs.
As
of
June 30,
2025,
528,309
shares remained authorized for repurchase under
the Company’s two stock repurchase programs.
There were
no
restricted stock awards issued
in the three months ended
June 30, 2026. During
the six months ended
June 30, 2026,
the Company
issued
147,490
shares of
Class common
A
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
2026
and
December 31, 2025 were
18,459,470
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
practice.
As of June 30, 2026, the Company was not subject
to any formal supervisory restrictions on its
ability to pay dividends
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
Six Months Ended June 30, 2026
Declaration Date Record Date
Payment Date Dividend Per Share Dividend Amount
January 20, 2026
February 17, 2026
March 5, 2026
$
0.125
$
2.3
million
April 20, 2026
May 15, 2026
June 5, 2026
$
0.125
$
2.3
million
Six Months Ended June 30, 2025
Declaration Date Record Date
Payment Date Dividend Per Share Dividend Amount
January 21, 2025
February 14, 2025
March 5, 2025
$
0.10
$
2.0
million
April 21, 2025
May 15, 2025
June 5, 2025
$
0.10
$
2.0
million
The Bank exceeded all
regulatory capital requirements and remained above “well-capitalized” guidelines as of June 30,
2026 and December 31, 2025. At June 30, 2026, the total
risk-based capital ratio for the Bank was
13.68
%.
See Note 12, Subsequent Events, for information regarding
dividends declared in July 2026.
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
Q2 2026 Form 10-Q
determined using the treasury-stock
method. For purposes of this
calculation, common stock equivalents
include common
stock options which are only included in the calculation
of diluted EPS when their effect is dilutive.
The following table reflects
the calculation of basic
and diluted earnings per
common share class
for the three
and six
months ended June 30, 2026 and 2025 (in thousands,
except share amounts):
Three Months Ended June 30, Six Months Ended June 30,
2026 2025 2026 2025
Class A Class A
Basic EPS
Numerator:
Net income available to common shares
$
9,078
$
8,140
$
18,429
$
15,798
Denominator:
Weighted average shares outstanding
18,346,946
20,059,264
18,280,860
20,040,205
Earnings per share, basic $
0.49
$
0.41
$
1.01
$
0.79
Diluted EPS
Numerator:
Net income available to common shares $
9,078
$
8,140
$
18,429
$
15,798
Denominator:
Weighted average shares outstanding for basic EPS
18,346,946
20,059,264
18,280,860
20,040,205
Add: Dilutive effects of assumed exercises of stock
options
162,626
236,530
162,626
259,380
Weighted avg. shares including dilutive potential common
shares
18,509,572
20,295,794
18,443,486
20,299,585
Earnings per share, diluted $
0.49
$
0.40
$
1.00
$
0.78
Anti-dilutive stock options excluded from diluted
EPS
-
-
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
12.
SUBSEQUENT EVENTS
Dividends
On July 20,
2026, the Company
announced that its
Board of Directors
declared its quarterly
cash dividend. The
dividend
is in the amount
of $
0.125
per share of
Class A common
stock and will
be paid on
September 4, 2026,
to stockholders
of
record as of the close of business on August 17, 2026.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Item 2.
Management's Discussion and Analysis of Financial Condition
and Results of Operations
The
following
discussion
and
analysis
is
designed
to
provide
a
better
understanding
of
the
consolidated
financial
condition and results of
operations of the
Company and the Bank,
its wholly owned subsidiary,
as of and for
the three and
six months ended June 30, 2026.
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
•
the accuracy of our financial statement estimates and assumptions, including the estimates used for our allowance for credit losses;
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
•
legislative or regulatory changes, including the enactment
of the One Big Beautiful Bill, and changes in accounting
principles, policies, practices or guidelines;
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
Q2 2026 Form 10-Q
All
forward-looking
statements
are
necessarily
only
estimates
of
future
results,
and
there
can
be
no
assurance
that
actual results will
not differ
materially from expectations.
Therefore, you are
cautioned not to
place undue reliance
on any
forward-looking statements.
Further,
any forward-looking
statements included
in this
Form 10-Q
are made
only as
of the
date
hereof,
and
we
undertake
no
obligation
to
update
or
revise
any
forward-looking
statement
to
reflect
events
or
circumstances ocurring after the date
on which the statement is
made or to reflect the occurrence
of unanticipated events,
unless required
to do
so under
the federal
securities laws.
You
should also
review the
risk factors
described in
the 2025
Form 10-K and in the reports the Company has filed
or will file with the SEC.
Overview
The Company
reported net
income of
$9.1 million
or $0.49
per diluted
share of
common stock
for the
three
months
ended June
30, 2026
compared
to $8.1
million
or $0.40
per diluted
share of
common
stock for
the
three
months ended
June 30, 2025.
In evaluating our financial
performance, the Company
considers the level of
and trends in net
interest income, the
net
interest
margin,
the
cost
of
deposits
and
borrowings,
the
level and
composition
of non-interest
income
and
non-interest
expense, performance ratios,
asset quality ratios, regulatory capital ratios, and any
significant event or transaction.
Unless otherwise
stated, all
period comparisons
in the
bullet points
below are
calculated at
or for
the quarter
ended
June 30, 2026 compared to at or for the quarter ended June 30, 2025 and as of December 31, 2025 and annualized where appropriate:
•
Net interest
income
before
provision for
credit losses
for the
three months
ended
June 30,
2026
increased
$3.4
million or 15.9% to $24.4 million from $21.0 million for the quarter ended June 30, 2025.
•
Net interest margin (“NIM”)
expanded to 3.49% for
the three months ended
June 30, 2026 compared
to 3.28% for
the three months ended June 30, 2025.
•
Total
assets
surpassed
$3.0
billion
at
June 30,
2026,
representing
an
increase
of
$300.2
million
or
11.0%
from
June 30, 2025 and an increase of $228.2 million or 16.5%
annualized from December 31, 2025.
•
Total
loans
held
for
investment
(net
of
deferred
cost/fees)
were
$2.3
billion
at
June 30,
2026,
representing
an
increase of $209.0 million or 9.9% from June 30, 2025 and an increase of $133.1 million or 12.3% annualized from
December 31, 2025.
•
Total deposits were $2.5 billion at June 30, 2026, representing an increase of $116.6 million or 5.0% from June
30,
2025 and an increase of $107.2 million or 9.2% annualized from
December 31, 2025.
•
Annualized return on
average assets for
the quarter
ended June 30,
2026 was 1.
26% compared to
1.22% for
the
quarter ended June 30, 2025.
•
Annualized return on
average stockholders’ equity
for the quarter
ended June 30, 2026
was 15.90% compared
to
14.29%
for quarter ended June 30, 2025.
•
The ACL to total loans was 1.15% at June 30, 2026 compared to 1.16% at December 31, 2025.
•
Non-performing loans to total loans was 0.09% at June
30, 2026 and 0.14% at December 31, 2025.
•
At
June 30,
2026,
the
total
risk-based
capital
ratios
for
the
Company
and
the
Bank
were
13.88%
and
13.68%,
respectively.
•
Tangible
book
value
per
common
share
(a
non-GAAP
measure)
was
$12.64
at
June 30,
2026,
representing
an
increase
of
$1.11
or
9.6%
annualized
from
$11.53
at
June 30,
2025. At
June 30,
2026, tangible
book
value
per
common share was
negatively affected by
($1.70) due to
an accumulated comprehensive
loss of $31.4
million. At
June 30, 2025, tangible
book value per
common share was
negatively affected by
($2.08) due to
an accumulated
comprehensive loss
of $41.8
million. See
“Reconciliation
and Management
Explanation for
Non-GAAP Financial
Measures” included in this Form 10-Q for a reconciliation
of this non-GAAP financial measure.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Critical Accounting Policies and Estimates
The consolidated
financial statements
are prepared
based on
the application
of U.S.
Generally Accepted
Accounting
Principles (“GAAP”), the
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
June 30, 2026 December 31, 2025
Consolidated Balance Sheets:
Total
assets
$ 3,019,701 $ 2,791,540
Total
loans
(1)
$ 2,322,385 $ 2,189,257
Total
deposits
$ 2,452,271 $ 2,345,080
Total
stockholders' equity
$ 233,238 $ 217,183
(1)
Loan amounts include deferred fees/costs.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Three Months Ended
June 30,
Six Months Ended
June 30,
2026 2025 2026 2025
Consolidated Statements of Operations:
Net interest income before provision for credit losses
$ 24,387 $ 21,034 $ 46,435 $ 40,149
Total
non-interest income
$ 3,560 $ 3,370 $ 7,710 $ 7,086
Total
non-interest expense
$ 13,966 $ 12,634 $ 27,677 $ 24,686
Net income
$ 9,078 $ 8,140 $ 18,429 $ 15,798
Profitability:
Efficiency ratio
49.97% 51.77% 51.12% 52.26%
Net interest margin
3.49% 3.28% 3.38% 3.18%
The Company’s
results
of
operations
depend
substantially
on
the
levels
of
our
net
interest
income
and
non-interest
income. Other factors contributing
to the results of
operations include our provision for
credit losses, the level
of non-interest
expense, and the provision for income taxes.
Three months ended June 30, 2026 compared to the three
months ended June 30, 2025
Net income increased $938 thousand to $9.1 million for
the three months ended June 30, 2026 from $8.1 million for
the
same period
in 2025. The
$938 thousand
or 11.5%
increase in
net income
was primarily
driven by
growth in
the average
loan portfolio and
expansion of net
interest margin resulting
from lower
funding costs. These
benefits were
partially offset
by higher non-interest expense, income tax expense, and
provision for credit losses.
Six months ended June 30, 2026 compared to the six
months ended June 30, 2025
Net income
increased $2.6
million to
$18.4 million
for the
six months
ended June 30,
2026
from $15.8
million for
the
same period
in 2025. The
$2.6 million
or 16.7%
increase in
the net
income was
primarily driven
by higher
income from
a
larger loan portfolio
and, to a
lesser extent, an
increase in service
fees. The increase
in income
was partially offset
by an
increase in non-interest expense, income tax expense,
and provision for credit losses expense between periods.
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
Q2 2026 Form 10-Q
The following
table contains
information related
to average
balances, average
yields earned
on assets,
and average
costs of liabilities for the periods indicated (dollars in
thousands):
Three Months Ended June 30,
2026 2025
Average (1)
Balance Interest Yield/Rate (2)
Average (1)
Balance Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans held for investment
(3)
$ 2,258,965 $ 34,899 6.20% $ 2,057,445 $ 31,946 6.23%
Investment securities (4) 461,849 3,858 3.35% 449,624 3,432 3.06%
Other interest-earnings assets 80,640 823 4.09% 63,974 776 4.87%
Total interest-earning assets 2,801,454 39,580 5.67% 2,571,043 36,154 5.64%
Non-interest-earning assets 99,271 106,155
Total assets $ 2,900,725 $ 2,677,198
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits $ 51,711 311 2.41% $ 46,694 285 2.45%
Savings and money market deposits 1,280,578 8,478 2.66% 1,211,513 9,410 3.12%
Time deposits 524,474 4,628 3.54% 452,361 4,343 3.85%
Total interest-bearing deposits 1,856,763 13,417 2.90% 1,710,568 14,038 3.29%
FHLB advances 100,685 976 3.89% 116,527 1,082 3.72%
Subordinated notes, net 39,351 800 8.15% - - - %
Total interest-bearing liabilities 1,996,799 15,193 3.05% 1,827,095 15,120 3.32%
Non-interest-bearing demand deposits 632,198 580,121
Other non-interest-bearing liabilities 42,795 41,490
Total liabilities 2,671,792 2,448,706
Stockholders' equity 228,933 228,492
Total liabilities and stockholders' equity $ 2,900,725 $ 2,677,198
Net interest income $ 24,387 $ 21,034
Net interest spread (5) 2.62% 2.32%
Net interest margin
(6)
3.49% 3.28%
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

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Six Months Ended June 30,
2026 2025
Average
Balance (1) Interest Yield/Rate (2)
Average
Balance (1) Interest Yield/Rate (2)
Assets
Interest-earning assets:
Loans held for investment
(3)
$ 2,218,574 $ 67,688 6.15% $ 2,022,345 $ 62,191 6.18%
Investment securities
(4)
458,076 7,269 3.20% 443,314 6,456 2.93%
Other interest-earnings assets
92,980 1,655 3.59% 69,547 1,485 4.29%
Total interest-earning assets
2,769,630 76,612 5.58% 2,535,206 70,132 5.56%
Non-interest earning assets
98,273 106,885
Total assets
$ $2,867,903 $ 2,642,091 $
Liabilities and stockholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits
$ 51,904 $ 621 2.41% $ 50,133 $ 623 2.50%
Savings and money market deposits
1,268,565 16,611 2.64% 1,205,305 18,745 3.13%
Time deposits
529,094 9,328 3.56% 426,081 8,261 3.90%
Total interest-bearing deposits
1,849,563 26,560 2.90% 1,681,519 27,629 3.30%
FHLB advances
105,339 2,016 3.86% 127,674 2,354 3.71%
Subordinated notes, net
39,332 1,601 8.21% - - -
Total interest-bearing liabilities
1,994,234 30,177 3.05% 1,809,193 29,983 3.33%
Non-interest bearing demand deposits
608,622 571,627
Other non-interest-bearing liabilities
39,449 37,247
Total liabilities
2,642,305 2,418,067
Stockholders' equity
225,598 224,024
Total liabilities and stockholders' equity
$ $2,867,903 $ 2,642,091
Net interest income
$ 46,435 $ 40,149
Net interest spread (5)
2.53% 2.23%
Net interest margin
(6)
3.38% 3.18%
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
Three months ended June 30, 2026 compared to the three
months ended June 30, 2025
Net interest income before the provision
for credit losses was $24.4 million
for the three months ended June
30, 2026,
an increase
of $3.4
million or
15.9%, from
$21.0 million
for the
same period
in 2025. This
growth was
primarily driven
by
higher income
from a
larger
loan portfolio
and
lower rate
s
paid
on interest
-bearing
deposits. This
increase
was
partially
offset by interest expense associated with the subordinated
notes issued during 2025.
The NIM was 3.49%
for the three
months ended June 30,
2026 and 3.28%
for the same period
in 2025. The 21-basis
point increase in net interest margin was primarily attributable to a reduction in the weighted average rates paid on interest-
bearing deposits, particularly savings and money market accounts, together with a favorable earning asset mix.
Six months ended June 30, 2026 compared to the six months ended
June 30, 2025
Net interest income before the provision for credit losses was $46.4 million for the six months ended June 30, 2026, an increase of $6.3 million or
15.7%, from $40.1 million for the
same period in 2025. This
growth was primarily driven by higher
income from a larger loan portfolio and a reduction in the weighted average rates paid on interest-bearing deposit between
periods.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
The NIM
was 3.38%
for the
six months
ended June 30, 2026
and 3.18%
for the
same period
in 2025.
The NIM
expansion
of 20
basis points
reflects primarily
the decrease
in the
weighted average
interest rate
paid on
interest-bearing deposits,
particularly in savings and money market deposits.
Provision for Credit Losses
The provision for credit losses represents a charge to
earnings necessary to maintain an allowance for
credit losses at
a level that,
in management's evaluation,
is adequate to
provide coverage for
all expected credit
losses. The provision for
credit losses
is impacted
by variations
in the
size and
composition of
our loan
and investment
securities portfolio,
recent
historical and projected future economic conditions, our internal assessment of the credit quality of the loan and investment securities portfolios and net charge-offs.
Three months ended June 30, 2026 compared to the three
months ended June 30, 2025
The provision for credit losses was $1.3 million for the three months ended June 30, 2026 compared to $1.0
million for
the same period in 2025.
The increase in the provision for credit
losses primarily reflects growth in the loan portfolio and
off-
balance sheet arrangements,
which increased the level of estimated expected credit losses under CECL.
Six months ended June 30, 2026 compared to the six months ended
June 30, 2025
The provision
for credit
losses was
$2.1 million
for the
six months
ended June 30,
2026 compared
to $1.7
million for
the same period in 2025. The increase in the provision for credit losses primarily reflects growth in the loan portfolio, which
increased the level of estimated expected credit losses
under CECL.
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
Three Months Ended June 30, Six Months Ended June 30,
2026 2025 2026 2025
Service fees
$ 2,601 $ 2,402 $ 5,701 $ 4,733
Gain on sale of securities available for sale, net
- - 14 -
Gain on sale of loans held for sale, net
- 151 106 676
Other non-interest income
959 817 1,889 1,677
Total
non-interest income
$ 3,560 $ 3,370 $ 7,710 $ 7,086
Three months ended June 30, 2026 compared to the three
months ended June 30, 2025
Non-interest
income for
the
three months
ended June
30, 2026
increased
$190
thousand or
5.6%, compared
to the
same period in 2025.
This increase was
primarily driven by
a $322 thousand
increase in loan
prepayment penalty income
reported under service fees compared to the same
period last year.
Six months ended June 30, 2026 compared to the six months ended
June 30, 2025
Non-interest income for the six months ended June 30, 2026 increased $624 thousand or 8.8%, compared to the same
period in
2025. This
increase was
primarily
driven by
$1.6 million
increase in
income
generated
by the
Company’s
loan
swap program reported under service fees in the Consolidated Statements of Operations. This increase was partially offset by a decrease in gain on sale of loans during the quarter
ended June 30, 2026.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Non-Interest Expense
The following table presents the components of non-interest
expense for the dates indicated (in thousands):
Three Months Ended June 30, Six Months Ended June 30,
2026 2025 2026 2025
Salaries and employee benefits
$ 8,537 $ 7,954 $ 17,107 $ 15,590
Occupancy
1,369 1,337 2,685 2,621
Regulatory assessment and fees
397 396 881 817
Consulting and legal fees
583 263 1,144 456
Network and information technology services
524 564 1,084 1,069
Other operating
2,556 2,120 4,776 4,133
Total
non-interest expense
$ 13,966 $ 12,634 $ 27,677 $ 24,686
Three months ended June 30, 2026 compared to the three
months ended June 30, 2025
Non-interest expense for
the three months
ended June 30, 2026
increased $1.3 million
or 10.5%, compared
to the
same
period in 2025. This increase was
primarily driven by an increase
of $583 thousand in salaries
and employee benefits due
to an
increase of $236
thousand in salaries
associated with additional
full-time employees and
an increase of
$228 thousand
in
health
insurance
and
401(k)
expense. Additionally
,
consulting
and
legal
fees
increase
by
$320
mainly
due
to
$290
thousand reimbursement of legal expenses recognized during the second quarter of 2025, which reduced legal expense in
the
prior-year
period.
Other
operating
expenses
increased
by
$436
thousand
due
mainly
to
$312
thousand
excise
tax
expense paid in the quarter ended June 30, 2026.
Six months ended June 30, 2026 compared to the six months ended
June 30, 2025
Non-interest expense for the six months
ended June 30, 2026 increased $3.0
million or 12.1%, compared to the
same
period in
2025. The
increase was
primarily driven by
an increase of
$1.5 million
in salaries and
employee benefits, consisting
of
$666
thousand
related
to
merit
increases
and
new
full-time
employee
salaries,
$580
thousand
increase
in
health
insurance and 401(k)
expense,
and a $349
thousand increase in
additional stock-based compensation expense.
In addition,
consulting and legal fees
increased $688 thousand,
primarily due to an
increase of $405 thousand
in legal fees due to
the
reimbursement of legal expenses recognized during
the second quarter of 2025, which reduced
legal expense in the prior-
year period. Other non-interest
expenses increased by $643
thousand,
mainly due to increase of
$285 thousand in excise
tax expense and increase of $83 thousand in ATM expense for the six months ended June
30, 2026.
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
Three months ended June 30, 2026 compared to the three
months ended June 30, 2025
Income tax
expense for
the three
months ended
June 30,
2026 was
$3.6 million
as compared
to $2.6
million for
the
same period in 2025. The effective
tax rate for the three months
ended June 30, 2026 was 28.60% compared to 24.20% for
the same period in 2025.
Six months ended June 30, 2026 compared to the six months ended
June 30, 2025
Income tax expense for the six months ended June 30, 2026 was $6.0 million as compared to $5.0 million for the same
period in 2025. The Company recognized a non-recurring $619 thousand income tax benefit in the first quarter of 2026 due to an
adjustment to
the deferred
tax asset
calculation from
December 31,
2025. The
effective tax
rate for
the six
months
ended June 30, 2026 was 24.47% compared to 24.18%
for the same period in 2025.
For
a
further
discussion
of
income
taxes,
see
Note
5
“Income
Taxes”
to
the
unaudited
Consolidated
Financial
Statements in Item 1 of Part I of this Form 10-Q.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Analysis of Financial Condition
Total
assets at June 30, 2026 were
$3.02 billion, an increase
of $228.2 million, or 16.5%
annualized, over total assets
of
$2.79
billion
at
December 31,
2025.
Total
loans,
net
of
deferred
fees/costs,
increased
$133.1
million,
or
12.3%
annualized, to $2.32 billion at June 30,
2026 compared to $2.19 billion at December
31, 2025. Total
deposits increased by
$107.2 million,
or 9.2% annualized, to $2.45 billion at June 30, 2026 compared to $2.35 billion at December 31, 2025.
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
analysis
of
macro-economic
conditions.
As
a
result
of
this
evaluation,
the
Company
concluded
that
no
allowance
was
required on AFS securities as of June 30, 2026.
At
quarter
end,
HTM
securities
included
$136.1
million
of
U.S.
Government
and
U.S.
Government
Agencies
issued
bonds and
mortgage-backed
securities.
Because
of the
explicit and/or
implicit
guarantee
on these
bonds,
the
Company
holds no
reserves on
these holdings.
Using the
PD/LGD methodology
and considering
that there
are no
HTM securities
exposed to non
‑
government credit risk, the Company estimated an allowance for credit losses (“ACL”) of $0 as of June 30,
2026. For periods where
there was an ACL
for HTM securities recorded
the book value for
debt securities classified as
HTM
represents amortized cost less ACL.
Aggregate
AFS
and
HTM
investment
securities
increased
$7.6 million
to
$469.0 million
at
June 30,
2026
from
$461.4 million at December 31, 2025.
As of June 30, 2026,
investment securities with a market value of $56.3 million were pledged to secure public deposits.
The investment portfolio does not contain any tax-exempt
securities.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
The following table
presents the amortized
cost and fair
value of investment
securities for
the dates indicated
(dollars
in thousands):
June 30, 2026 December 31, 2025
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government Agency
$ 11,883 $ 10,855 $ 15,169 $ 14,144
Collateralized mortgage obligations
84,406
67,099
92,871
75,828
Mortgage-backed securities - residential
34,909
28,991
35,865
29,917
Mortgage-backed securities - commercial
215,345
206,999
174,622
168,108
Municipal securities
5,191
4,225
5,196
4,263
Bank subordinated debt securities
14,578
14,690
15,284
15,230
$ 366,312 $ 332,859 $ 339,007 $ 307,490
Held-to-maturity:
U.S. Government Agency
$ 37,328 $ 34,129 $ 41,158 $ 37,970
Collateralized mortgage obligations
48,762 43,821 51,431 46,786
Mortgage-backed securities - residential
35,188 32,522 37,221 34,718
Mortgage-backed securities - commercial
14,849 13,705 15,088 14,051
Corporate bonds
- - 9,045 8,983
$ 136,127 $ 124,177 $ 153,943 $ 142,508
Allowance for credit losses - securities held-to-maturity
- (2)
Securities held-to maturity, net of allowance for credit losses
$ 136,127 $ 153,941
The following
table shows
the weighted
average yields,
categorized by
contractual maturity,
for investment
securities
as of June 30, 2026 (in thousands,
except yields):
Within 1 year
After 1 year
through 5 years
After 5 years
through 10 years After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government Agency
$ - - $ - - $ - - $ 11,883 3.43% $ 11,883 3.43%
Collateralized mortgage obligations
- - - - - - 84,406 1.56% 84,406 1.56%
MBS - residential
- - - - - - 34,909 2.43% 34,909 2.43%
MBS - commercial
- - 4,996 4.55% 4,906 4.81% 205,443 4.38% 215,345 4.40%
Municipal securities
- - - - 5,191 1.87% - - 5,191 1.87%
Bank subordinated debt securities
- - 2,000 7.86% 12,578 5.81% - - 14,578 6.09%
$ - - $ 6,996 5.50% $ 22,675 4.69%
$ 336,641 3.44% $ 366,312 3.56%
Held-to-maturity:
U.S. Government Agency
$ 4,988 1.24% $ 18,041 1.31% $ 1,483 2.85% $ 12,816 1.85% $ 37,328 1.55%
Collateralized mortgage obligations
- - - - - - 48,762 1.65% 48,762 1.65%
MBS - residential
21 2.98% 8,874 1.65% - - 26,293 2.29% 35,188 2.13%
MBS - commercial
- - 3,034 1.63% - - 11,815 2.57% 14,849 2.37%
$ 5,009 1.25% $ 29,949 1.44% $ 1,483 2.85% $ 99,686 1.95% $ 136,127 1.83%
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
Q2 2026 Form 10-Q
The following table shows the loan portfolio composition
as of the dates indicated (in thousands):
June 30, 2026 December 31, 2025
Total
Percent of
Total Total
Percent of
Total
Residential real estate
$ 356,747 15.4% $ 307,692 14.1%
Commercial real estate
1,314,367 56.6% 1,244,835 57.0%
Commercial and industrial
300,265 13.0% 295,548 13.5%
Correspondent banks
137,912 6.0% 127,968 5.9%
Consumer and other
207,404 9.0% 207,215 9.5%
Total
gross loans
2,316,695 100.0% 2,183,258 100.0%
Plus: Deferred fees/costs
5,690 5,999
Total
loans net of deferred fees/costs
2,322,385 2,189,257
Less: Allowance for credit losses
26,701 25,500
Total
net loans
$ 2,295,684 $ 2,163,757
Total
loans, net
of deferred
fees/costs, increased
by $133.1 million,
or 12.3%
annualized to
$2.32 billion,
at June 30,
2026 compared to December 31,
2025. The commercial real
estate loan segment had
the most significant balance increase
compared to December 31, 2025.
Our loan
portfolio continues
to grow,
with commercial
real estate
lending being
the primary
focus which
represented
approximately
56.6%
of the
total gross
loan portfolio
as of
June 30,
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
From a
liquidity perspective,
our loan
portfolio provides
us with
additional
liquidity due
to repayments
or unexpected
prepayments. The following table
shows maturities and sensitivity
to interest rate changes
of the loan portfolio
at June 30,
2026 (in thousands):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to 15
years
Due after 15
years Total
Residential real estate
$ 7,064 $ 83,310 $ 65,616 $ 200,757 $ 356,747
Commercial real estate
71,847 590,427 647,640 4,453 1,314,367
Commercial and industrial
12,401 111,248 133,331 43,285 300,265
Correspondent banks
137,912 - - - 137,912
Consumer and other
3,579 1,238 21,910 180,677 207,404
Total
gross loans
$ 232,803 $ 786,223 $ 868,497 $ 429,172 $ 2,316,695
Interest rate sensitivity:
Fixed interest rates
$ 187,594 $ 201,973 $ 159,167 $ 302,650 $ 851,384
Floating or adjustable rates
45,209 584,250 709,330 126,522 1,465,311
Total
gross loans
$ 232,803 $ 786,223 $ 868,497 $ 429,172 $ 2,316,695
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
As of June 30, 2026, approximately 63%
of the loan portfolio has
adjustable/variable rates and 37% of the
loan portfolio
has fixed
rates. The
adjustable/variable rate
loans re-price
to different
benchmarks
and tenors
and in
different periods
of
time. By contractual characteristics, there are no material
concentrations on anniversary repricing.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
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
June 30, 2026
Pass Special Mention Substandard Doubtful Total
Residential real estate
$ 353,869 $ 1,370 $ 1,508 $ - $ 356,747
Commercial real estate
1,301,144 11,520 1,703 - 1,314,367
Commercial and industrial
298,081 773 1,411 - 300,265
Correspondent banks
137,912 - - - 137,912
Consumer and other
207,404 - - - 207,404
$ 2,298,410 $ 13,663 $ 4,622 $ - $ 2,316,695
December 31, 2025
Pass Special Mention Substandard Doubtful Total
Residential real estate
$ 304,276 $ 916 $ 2,500 $ - $ 307,692
Commercial real estate
1,230,823 11,613 2,399 - 1,244,835
Commercial and industrial
293,169 907 1,472 - 295,548
Correspondent banks
127,968 - - - 127,968
Consumer and other
207,215 - - - 207,215
$ 2,163,451 $ 13,436 $ 6,371 $ - $ 2,183,258

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Non-Performing Assets
The following table presents non-performing assets as
of the dates shown (in thousands,
except ratios):
June 30, 2026 December 31, 2025
Non-accrual loans
$ 2,148 $ 3,138
Loans past due over 90 days and still accruing
- -
Total
non-performing loans
$ 2,148 $ 3,138
Other real estate owned
- -
Total
non-performing assets
$ 2,148 $ 3,138
Asset quality ratios:
Allowance for credit losses to total loans
1.15% 1.16%
Allowance for credit losses to non-performing loans
1,243% 813%
Non-performing loans to total loans
0.09% 0.14%
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
Q2 2026 Form 10-Q
The following
table presents
ACL on
loans and
net charge-offs
to average
loans by
type for
the periods
indicated (in
thousands):
Residential
Real
Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent
Banks
Consumer
and Other Total
Three Months Ended June 30, 2026
Beginning balance
$ 5,270 $ 9,932 $ 5,330 $ 1,018 $ 4,552 $ 26,102
Provision for credit losses (1)
222 184 407 76 (2) 887
Recoveries
8 - 1 - - 9
Charge-offs
(296) - - - (1) (297)
Ending Balance
$ 5,204 $ 10,116 $ 5,738 $ 1,094 $ 4,549 $ 26,701
Average loans
$ 354,678 $ 1,275,161 $ 292,088 $ 128,762 $ 208,276 $ 2,258,965
Net charge-offs (recoveries) to average
loans (2)
0.33% - % (0.00)% - % 0.00% 0.05%
Six Months Ended June 30, 2026
Beginning balance $ 5,908 $ 9,476 $ 4,814 $ 1,015 $ 4,287 $ 25,500
Provision for credit losses
(3)
(422) 640 919 79
269 1,485
Recoveries 14 - 5 -
- 19
Charge-offs (296) - - -
(7) (303)
Ending Balance
$ 5,204 $ 10,116 $ 5,738 $ 1,094 $ 4,549 $ 26,701
Average loans
$ 329,736 $ 1,271,120 $ 264,440 $ 128,783 $ 224,495 $ 2,218,574
Net charge-offs (recoveries) to average
loans
(2)
0.17% - % (0.00)% - % 0.01% 0.03%
(1) Provision for credit losses excludes a $380 thousand provision due to unfunded commitments included in accrued interest and other liabilities.
(2) Annualized.
(3) Provision for credit losses excludes a $585 thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $2 thousand release related to investment securities held to maturity.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
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
(0.01)% - % (0.00)% - % 1.28% 0.14%
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
(0.01)% - % (0.00)% - % 0.69% 0.07%
(1) Provision for credit losses excludes a $134 thousand provision due to unfunded commitments included in accrued interest and other liabilities and a $2 thousand provision related to investment securities held to maturity.
(2) Annualized.
(3) Provision for credit losses excludes $144 thousand provision due to unfunded commitments included in accrued interest and a $1 thousand provision related to investment securities held to maturity.
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
2026, for
every 100
basis point
increase in
the HPI,
the
forecast
reduces
reserves
by
approximately
$241
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
As of June 30, 2026,
the Company stress
tested two qualitative factors
within the non
‑ owner ‑ occupied subsegment of
the
commercial
real
estate
loan portfolio,
as
it
represents
the
largest
segment
of
the
Company’s
portfolio.
The
analysis
evaluated
the
impact
of
changing
the
qualitative
factors
from
no
risk
to
maximum
loss
to
assess
the
sensitivity
of
the
allowance for credit losses (“ACL”). This
stress resulted in a hypothetical increase
of $6.0 million, or 22.3%, in
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

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Bank-Owned Life Insurance
As of June 30,
2026, the combined
cash surrender value
of all bank-owned
life insurance (“BOLI”)
policies was $60.4
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
Three Months Ended June 30,
2026 2025
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest bearing demand deposits $ 632,198 0.00% $ 580,121 0.00%
Interest-bearing demand deposits 51,711 2.41% 46,694 2.45%
Saving and money market deposits 1,280,578 2.66% 1,211,513 3.12%
Time deposits 524,474 3.54% 452,361 3.85%
Total $ 2,488,961 2.16% $ 2,290,689 2.46%
The Company has a
granular deposit portfolio
with outstanding balances
comprised of 57.1% in
commercial deposits,
26.0% in
personal
deposits,
9.1% in
public funds
(which are
partially collateralized)
and 7.8%
in brokered
deposits. The
brokered deposits balance at June 30, 2026 was $190.9
million and $256.8 million at December 31, 2025.
As of June 30,
2026, the Company
has approximately
21 thousand deposit
accounts with the
majority of
which were
personal accounts, approximately
12 thousand or 58.6%.
The estimated average account
size in our deposit
portfolio was
approximately $118
thousand as of June 30, 2026.
The
amount
of
uninsured
deposits
are
estimated
based
on
the
FDIC
deposit
insurance
limit
of
$250
thousand
per
account holder for all deposit accounts at the Company.
The total estimated percentage of uninsured deposits
was 55% at
June 30,
2026
and
51%
at
December 31,
2025.
The
Company
offers
Insured
Cash
Sweep
(“ICS”)
and
Certificate
of
Deposit Account
Registry
Service
(“CDARS”)
deposit
products
to
fully
insure
our
clients.
The
deposit
balance
in
ICS/CDARS was $176.1 million at June 30, 2026 and
was $183.2 million at December 31, 2025.
The following table shows scheduled maturities of uninsured
time deposits as of June 30, 2026 (in thousands):
June 30, 2026
Three months or less $ 68,697
Over three through six months 17,702
Over six through twelve months 57,687
Over twelve months 51,597
$ 195,683
Other Liabilities
The Company collects from commercial and residential loan customers funds which are held in escrow for future
payment of real estate taxes and insurance. These escrow
funds are disbursed by the Company directly to the
insurance
companies and taxing authority of the borrower.
Escrow funds are recorded as accrued interest and other
liabilities in the
consolidated balance sheet.
As of June 30, 2026, escrow balances totaled $23.5 million
compared to $8.1 million at December 31, 2025.
The
increase reflects the normal growth in escrow accounts
pending tax and insurance payments.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Borrowings
FHLB Advances
As
a
member
of
the
FHLB
of
Atlanta,
we
are
eligible
to
obtain
advances
with
various
terms
and
conditions.
This
accessibility to additional
funding allows us
to efficiently and
timely meet both
expected and unexpected
outgoing cash flows
and collateral needs without adversely affecting
either daily operations or the financial condition of the
Company.
As of
June 30, 2026, we
had $112.0 million of
fixed-rate advances and
$128.9 million of
daily-rate advances outstanding
with the FHLB,
with weighted average
interest rates
of 3.82%
and 3.88%, maturing
in July 2026
and September
2026 for
the fixed-rate advances and May 2027 for the daily-rate advance
,
as detailed in the table below.
The following table presents the FHLB advances as of
June 30, 2026 (in thousands):
June 30, 2026
Interest Rate Type of Rate Maturity Date Amount
3.82% Fixed July 13, 2026 37,000
3.82% Fixed July 23, 2026 5,000
3.81% Fixed July 29, 2026 30,000
3.84% Fixed September 09, 2026 40,000
3.88% Daily May 24, 2027 128,900
$ 240,900
The
Company
has
also
established
Federal
Funds
lines
of
credit
with
our
upstream
correspondent
banks
and
the
Federal
Reserve
Bank
of
Atlanta
Discount
Window
to
manage
temporary
fluctuations
in
our
daily
cash
balances.
As
of
June 30, 2026, there were no outstanding balances with any
of these additional liquidity sources.
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
was $39.4
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
2026 was
$1.3 million
and at
December 31,
2025 was
$752 thousand.
The increase
was primarily driven by an increase
in unfunded commitments.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Since commitments associated with letters of
credit and commitments to extend
credit may expire unused, the
amounts
shown
do
not
necessarily
reflect
actual
future
cash
funding
requirements.
The
following
table
presents
lending
related
commitments outstanding as of the dates indicated (in thousands
):
June 30, 2026 December 31, 2025
Commitments to grant loans and unfunded lines of credit $ 205,573 $ 161,606
Standby and commercial letters of credit
3,646 2,700
Total
$ 209,219 $ 164,306
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
Q2 2026 Form 10-Q
Market and Interest Rate Risk Management
According
to
our
ALCO
model,
as of
June
30,
2026,
both
the
static
and
dynamic
ALM simulations
indicate
that
the
Bank’s balance sheet remains liability sensitive in Year 1, positioning the Bank to benefit in a declining rate environment as liabilities reprice more
quickly than assets,
resulting in favorable
Net Interest Income
(NII) outcomes. Beginning
in Year
2,
both models transition toward an asset sensitive posture,
reflecting projected balance sheet growth, continued variable rate loan production,
and changes
in balance
sheet mix
over time.
This progression
is consistent
with management’s
forward
looking assumptions embedded in the dynamic model.
The Bank’s
interest rate
risk profile
is fairly
neutral, with
no significant
change in
overall sensitivity.
While the
funding
mix
shifted
modestly,
core
deposits
remained
essentially
flat,
and
the
Bank’s
Year
1
liability-sensitive
positioning
was
unchanged. All modeled NII and EVE results continued to remain within ALCO policy limits across all rate shock scenarios.
Management’s
interest
rate
positioning
reflects
a
deliberate
balance
between
earnings
stability
and
balance
sheet
flexibility,
particularly
given the
Bank’s relationship
driven deposit
base and
variable rate
lending profile
within the
South
Florida market.
The ALM model
incorporates a wide
range of assumptions,
including asset
prepayment speeds,
non maturity
deposit
beta
and
decay
assumptions,
pricing
correlations,
deposit
truncations,
and
key
interest
rate
drivers.
Given
the
inherent
estimation involved in these assumptions, actual results may differ from modeled outcomes, particularly as static measures do not incorporate potential management actions in response
to changes in market conditions or customer behavior.
EVE sensitivity remains compliant with policy guidelines, with greater volatility observed in rising rate scenarios, driven
by
asset
and
liability
convexity.
In
higher
rate
environments,
the
value
of
longer
term
assets
declines
more
rapidly,
particularly as loan prepayments slow, while certain funding sources reprice less immediately. Conversely, in declining rate
scenarios, faster prepayments and
quicker asset repricing
help mitigate downside EVE
exposure. Importantly, EVE volatility
declined quarter over quarter, reflecting balance sheet actions taken during the period and an overall reduction in structural interest rate risk.
Overall, the
Bank remains
well positioned
to manage
current interest
rate volatility,
with limited exposure
under rising
rate scenarios
and favorable
positioning
in a
declining
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

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
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
cash needs as necessary.
As
of
June
30,
2026,
the
Company
had
$428
million
in
available
liquidity
on
balance
sheet,
including
$314
million
in
unpledged securities
(excluding Unencumbered
HTM securities)
available to
use as
collateral and
$114
million in
excess
cash. The Company had an
additional $309 million
in off-balance sheet liquidity, excluding access to brokered deposits and other off-balance sheet sources of funding.
Management believes current liquidity levels remain appropriate relative to the Bank’s risk appetite, balance sheet
size,
and anticipated funding needs under both base case and stressed scenarios.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
Capital Adequacy
As of June 30, 2026,
the Company and
the Bank were
well capitalized under
the FRB’s and
FDIC’s prompt corrective
action framework.
We
also
follow the
capital conservation
buffer
framework,
and as
of June 30,
2026, we
exceeded the
capital conversation buffer in all
capital ratios, according to our actual
ratios. The following table presents
the capital ratios
for the Company and the Bank at the dates indicated (in
thousands, except ratios).
The Company's consolidated regulatory capital amounts and ratios:
Actual
Minimum Capital
Requirements
To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
June 30, 2026
Total
risk-based capital
$ 325,362 13.88% $ 187,482 8.00% $ 234,352 10.00%
Tier 1 risk-based capital $ 257,948 11.01% $ 140,611 6.00% $ 187,482 8.00%
Common equity tier 1 capital $ 257,948 11.01% $ 105,458 4.50% $ 152,329 6.50%
Leverage ratio $ 257,948 8.81% $ 117,132 4.00% $ 146,415 5.00%
December 31, 2025
Total
risk-based capital
$ 305,225 13.91% $ 175,565 8.00% $ 219,457 10.00%
Tier 1 risk-based capital $ 239,671 10.92% $ 131,674 6.00% $ 175,565 8.00%
Common equity tier 1 capital $ 239,671 10.92% $ 98,756 4.50% $ 142,647 6.50%
Leverage ratio $ 239,671 8.46% $ 113,285 4.00% $ 141,606 5.00%
The Bank's regulatory capital amounts and ratios:
Actual
Minimum Capital
Requirements
To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
June 30, 2026
Total
risk-based capital
$ 320,052 13.68% $ 187,185 8.00% $ 233,981 10.00%
Tier 1 risk-based capital $ 292,014 12.48% $ 140,389 6.00% $ 187,185 8.00%
Common equity tier 1 capital $ 292,014 12.48% $ 105,291 4.50% $ 152,088 6.50%
Leverage ratio $ 292,014 9.97% $ 117,144 4.00% $ 146,430 5.00%
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
periods of low inflation
are accompanied by relatively
lower interest rates. Inflationary
conditions
may also influence customer
deposit behavior,
loan demand, and pricing
dynamics, which management
considers as part
of its ongoing balance sheet and earnings planning processes.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
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
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands)
As of or For the Three Months Ended
6/30/2026 3/31/2026 12/31/2025 9/30/2025 6/30/2025
Pre-tax pre-provision ("PTPP") income: (1)
Net income $ 9,078 $ 9,351 $ 1,363 $ 8,939 $ 8,140
Plus: Income tax expense 3,636 2,335 1,911 2,866 2,599
Plus: Provision for credit losses 1,267 801 480 105 1,031
PTPP income $ 13,981 $ 12,487 $ 3,754 $ 11,910 $ 11,770
PTPP return on average assets:
(1)
PTPP income $ 13,981 $ 12,487 $ 3,754 $ 11,910 $ 11,770
Average assets $ 2,900,725 $ 2,834,717 $ 2,799,863 $ 2,798,115 $ 2,677,198
PTPP return on average assets (2) 1.93% 1.79% 0.53% 1.69% 1.76%
Operating net income: (1)
Net income $ 9,078 $ 9,351 $ 1,363 $ 8,939 $ 8,140
Less: Net gains (losses) on sale of securities - 14 (7,498) (28) -
Less: Tax effect on sale of securities - (4) 1,900 7 -
Plus: Tax (benefit) liability expense from prior periods - (619) (3) 1,096 (4) - -
Operating net income $ 9,078 $ 8,722 $ 8,057 $ 8,960 $ 8,140
Operating return on average assets: (1)
Operating net income $ 9,078 $ 8,722 $ 8,057 $ 8,960 $ 8,140
Average assets $ 2,900,725 $ 2,834,717 $ 2,799,863 $ 2,798,115 $ 2,677,198
Operating return on average assets
(2)
1.26% 1.25% 1.14% 1.27% 1.22%
Operating return on average equity:
(1)
Operating net income $ 9,078 $ 8,722 $ 8,057 $ 8,960 $ 8,140
Average equity $ 228,933 $ 222,226 $ 212,393 $ 225,316 $ 228,492
Operating return on average equity (2) 15.90% 15.92% 15.05% 15.78% 14.29%
Operating Revenue: (1)
Net interest income
$ 24,387
$ 22,048
$ 22,207
$ 21,274
$ 21,034
Plus: Non-interest income
3,560 4,150 (4,178)
3,684
3,370
Less: Net gains (losses) on sale of
securities
- 14 (7,498) (28) -
Operating revenue
$ 27,947 $ 26,184 $ 25,527 $ 24,986 $ 24,404
Operating Efficiency Ratio: (1)
Total non-interest expense
$ 13,966
$ 13,711
$ 14,275
$ 13,048
$ 12,634
Operating revenue
$ 27,947 $ 26,184 $ 25,527 $ 24,986 $ 24,404
Operating efficiency ratio
49.97% 52.36% 55.92% 52.22% 51.77%
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
Q2 2026 Form 10-Q
USCB FINANCIAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)
(Dollars in thousands, except per share data)
As of or For the Three Months Ended
6/30/2026 3/31/2026 12/31/2025 9/30/2025 6/30/2025
Tangible book value per common share (at period-end): (1)(4)
Total stockholders' equity $ 233,238 $ 223,246 $ 217,183 $ 209,095 $ 231,583
Less: Intangible assets - - - - -
Tangible stockholders' equity (3) $ 233,238 $ 223,246 $ 217,183 $ 209,095 $ 231,583
Total shares issued and outstanding (at period-end):
Total common shares issued and outstanding 18,459,470 18,257,400 18,137,885 18,107,385 20,078,385
Tangible book value per common share (2) $ 12.64 $ 12.23 $ 11.97 $ 11.55 $ 11.53
Operating diluted net income per common share: (1)
Operating net income $ 9,078 $ 8,722 $ 8,057 $ 8,960 $ 8,140
Total weighted average diluted shares of common stock 18,509,572 18,454,006 18,348,725 19,755,820 20,295,794
Operating diluted net income per common share: $ 0.49 $ 0.47 $ 0.44 $ 0.45 $ 0.40
Tangible Common Equity/Tangible Assets (1)(4)
Tangible stockholders' equity
(3) $ 233,238 $ 223,246 $ 217,183 $ 209,095 $ 231,583
Tangible total assets
(3) $ 3,019,701 $ 2,845,735 $ 2,791,540 $ 2,767,945 $ 2,719,474
Tangible Common Equity/Tangible
Assets
7.72% 7.84% 7.78% 7.55% 8.52%
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
(4)
The decrease in total stockholders’ equity in
September 2025 was primarily driven by the repurchase
of 2.0 million shares of Class A common
stock, as previously
disclosed.

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
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
June 30, 2026.
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
Q2 2026 Form 10-Q
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
Item 1A. Risk Factors
For detailed information about certain risk factors that could materially affect our business, financial condition, or future
results, see “Part I, Item 1A – Risk Factors” of
the 2025 Form 10-K.There have been no material changes to the risk factors
disclosed in the 2025 Form 10-K.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) Not applicable.
(c) The Company’s repurchases of equity securities
for the three months ended June 30, 2026 were
as follows:
Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced
Plans or Programs (1)
Maximum Number
of Shares that
May
Yet Be Purchased
Under Plans or
Programs (1)
Period
April 1 - 30, 2026
- $ - - 474,834
May 1 - 31, 2026
- $ - -
474,834
June 1 - 30, 2026
- $ - -
474,834
Total
- $ - -
(1) As of June 30, 2026 there were 474,834
shares available for repurchase under the outstanding
share repurchase program:
- On January 24, 2022, the Company announced
its initial stock repurchase program to repurchase
up to 750,000 shares of Class A common
stock.
The Company completed the repurchase of all
remaining shares authorized under this program
during the quarter ended June 30, 2026.
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
Q2 2026 Form 10-Q
(c)
During the
three months
ended June 30,
2026, none
of the Company’s
directors or
Section 16
reporting persons
adopted
or
terminated
any
Rule
10b5-1
trading
arrangement
or
non-Rule
10b5-1
trading
arrangement
(as
such
terms are defined in Item 408 of the SEC’s Regulation
S-K).

USCB Financial Holdings, Inc.
Q2 2026 Form 10-Q
.Item 6. Exhibits
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
4.5
Indenture, dated August 14, 2025 by and between USCB Financial Holdings, Inc. and Wilmington Trust, National
Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No.
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
10.1
Form of Subordinated Note Purchase Agreement, dated August 14, 2025, by and among USCB Financial Holdings, Inc.
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
10.3
Change in Control Agreement between U.S. Century Bank and Sergio Garrido dated as of July 6, 2026.
*,**
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
Q2 2026 Form 10-Q
SIGNATURES
Pursuant to the
requirements of
the Securities Exchange
Act of 1934,
the registrant has
duly caused this
report to be
signed on its behalf by the undersigned thereunto duly authorized.
USCB FINANCIAL HOLDINGS, INC.
(Registrant)
Signature Title Date
/s/ Luis de la Aguilera
Chairman, President and Chief Executive
Officer
August 7, 2026
Luis de la Aguilera (Principal Executive Officer)
/s/ Robert Anderson
Executive Vice President and Chief Financial
Officer
August 7, 2026
Robert Anderson (Principal Financial Officer and Principal
Accounting Officer)