Form 10-Q
period 2026-09-30
USCB FINANCIAL HOLDINGS, INC.
filed 2026-11-06
CIK 1901637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,
D.C. 20549
FORM
10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2026
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
13(a) of the Exchange
Act.
☐
Indicate by check mark
whether the registrant
is a shell company
(as defined
in Rule 12b-2 of
the Exchange Act). Yes
☐
No
☒
Indicate the number
of shares outstanding
of each of
the issuer’s classes
of common
stock, as of the latest practicable
date.
As of October 31, 2026, the registrant
had
18,386,126
shares of Class
A
common
stock outstanding.

FORM 10-Q
September
30, 2026
TABLE
OF CONTENTS
PART I
3
Item 1.
Financial Statements
3
Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025
3
Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025
(Unaudited)
4
Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended
September 30, 2026 and 2025 (Unaudited)
5
Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended
September 30, 2026 and 2025 (Unaudited)
6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025
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
Risk Factors
55
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
55
Item 3.
Defaults Upon Senior Securities
55
Item 4.
Mine Safety Disclosures
55
Item 5.
Other Information
55
Item 6.
Exhibit Index
57
Signatures

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
PART
I
Item 1.
Financial Statements
USCB FINANCIAL
HOLDINGS,
INC
Consolidated
Balance Sheets
(Dollars
in thousands,
except
share data)
(Unaudited)
September 30, 2026 December 31, 2025
ASSETS:
Cash and
due from
banks
$
8,128
$
6,027
Interest
-bearing
deposits
in
banks
84,599
32,450
Total
cash
and
cash
equivalents
92,727
38,477
Investment
securities
held
to maturity, net of
allowance
of $
0
and
$
2
, respectively (fair value
of
$
116,697
and
$
142,508
, respectively)
133,101
153,941
Investment
securities
available
for sale,
at fair value
342,624
307,490
Federal
Home Loan
Bank stock,
at cost
12,972
9,323
Loans
held
for investment, net of
allowance
of $
27,018
and
$
25,500
, respectively
2,295,076
2,163,757
Accrued
interest
receivable
12,458
11,661
Premises and
equipment,
net
4,551
4,247
Bank owned
life insurance
60,943
59,424
Deferred tax
assets, net
21,711
18,046
Lease right
-of-use
asset
12,375
5,519
Other
assets
22,943
19,655
Total
assets
$
3,011,481
$
2,791,540
LIABILITIES:
Deposits:
Non-interest
bearing
demand
deposits
$
601,792
$
583,860
Savings
and
money
market deposits
1,226,732
1,186,422
Interest
-bearing
demand
deposits
62,024
46,989
Time deposits
555,767
527,809
Total
deposits
2,446,315
2,345,080
Federal
Home Loan
Bank advances
232,000
158,250
Subordinated
notes,
net
39,414
39,300
Lease liability
12,375
5,519
Accrued
interest
and
other
liabilities
52,015
26,208
Total
liabilities
2,782,119
2,574,357
Commitments
and contingencies
(See Notes 6 and 11)
(nil) (nil)
STOCKHOLDERS' EQUITY:
Preferred stock - Class C; $
1.00
par value;
$
1,000
per share
liquidation
preference;
52,748
shares
authorized;
0
and
0
issued
and
outstanding
as of September
30, 2026 and December 31, 2025
-
-
Preferred stock - Class D;
$
1.00
par value; $
5.00
per share
liquidation preference;
12,309,480
shares
authorized;
0
and
0
issued
and
outstanding
as of September
30, 2026 and December 31, 2025
-
-
Preferred stock - Class E;
$
1.00
par value; $
1,000
per share liquidation preference;
3,185,024
shares
authorized;
0
and
0
issued
and
outstanding
as of September
30, 2026 and December 31, 2025
-
-
Common stock - Class
A
Voting; $
1.00
par value;
45,000,000
shares authorized;
18,465,077
issued
and
outstanding as of September
30,
2026,
18,137,885
issued and
outstanding
as of December
31, 2025
18,465
18,138
Common stock - Class
B
Non-voting; $
1.00
par value;
8,000,000
shares authorized;
0
and
0
issued and
outstanding
as of September
30, 2026 and December 31, 2025
-
-
Additional
paid-in
capital
on
common
stock
282,710
278,852
Accumulated
deficit
(28,470)
(49,542)
Accumulated
other
comprehensive
loss
(43,343)
(30,265)
Total
stockholders'
equity
229,362
217,183
Total
liabilities
and
stockholders'
equity
$
3,011,481
$
2,791,540
The accompanying
notes
are an integral
part of
these unaudited
consolidated
financial
statements.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
USCB
FINANCIAL
HOLDINGS,
INC.
Consolidated
Statements
of
Operations
- Unaudited
(Dollars
in thousands
,
except
per share data)
Three Months Ended
September 30,
Nine Months Ended
September 30,
2026 2025 2026 2025
Interest income:
Loans,
including
fees
$
35,547
$
32,866
$
103,235
$
95,057
Investment
securities
4,013
3,522
11,282
9,978
Interest
-bearing
deposits
in
banks
639
1,332
2,294
2,817
Total
interest
income
40,199
37,720
116,811
107,852
Interest expense:
Interest
-bearing
demand
deposits
357
286
978
909
Savings
and
money
market deposits
8,554
10,343
25,165
29,088
Time deposits
4,974
5,036
14,302
13,297
Federal
Home Loan
Bank advances
1,213
377
3,229
2,731
Subordinated
notes
801
404
2,402
404
Total
interest
expense
15,899
16,446
46,076
46,429
Net interest
income
before provision
for credit
losses
24,300
21,274
70,735
61,423
Provision
for credit
losses
53
105
2,121
1,817
Net interest
income
after provision
for credit
losses
24,247
21,169
68,614
59,606
Non-interest income:
Service fees
1,542
2,661
7,243
7,394
Gain
(loss)
on
sale of
securities
available
for sale,
net
-
(28)
14
(28)
Gain
on
sale of
loans
held
for sale,
net
165
128
271
804
Other
non
-interest
income
965
923
2,854
2,600
Total
non
-interest
income
2,672
3,684
10,382
10,770
Non-interest expense:
Salaries and
employee
benefits
9,295
7,909
26,402
23,499
Occupancy
1,352
1,382
4,037
4,003
Regulatory
assessments
and
fees
392
377
1,273
1,194
Consulting
and
legal
fees
663
585
1,807
1,041
Network
and
information
technology
services
802
656
1,886
1,725
Other
operating
expense
2,227
2,139
7,003
6,272
Total
non
-interest
expense
14,731
13,048
42,408
37,734
Income
before income
tax expense
12,188
11,805
36,588
32,642
Income
tax expense
2,660
2,866
8,631
7,905
Net income
$
9,528
$
8,939
$
27,957
$
24,737
Per share information:
Earnings
per share,
basic
$
0.52
$
0.46
$
1.52
$
1.25
Earnings
per share,
diluted
$
0.51
$
0.45
$
1.51
$
1.23
Cash dividends
declared
$
0.125
$
0.10
$
0.375
$
0.30
The accompanying
notes
are an integral
part of
these unaudited
consolidated
financial
statements.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
USCB
FINANCIAL
HOLDINGS,
INC.
Consolidated
Statements
of
Comprehensive
Income (Loss)
- Unaudited
(Dollars
in thousands
)
Three Months Ended
September 30,
Nine Months Ended
September 30,
2026 2025 2026 2025
Net income $
9,528
$
8,939
$
27,957
$
24,737
Other
comprehensive
(loss)
income:
Unrealized gain
(loss)
on
investment
securities
available
for sale
(16,243)
5,315
(18,164)
9,093
Reclassification adjustment for amortization of net unrealized losses on securities transferred from available-for
-sale to
held-to-maturity
101
66
268
200
Reclassification adjustment
for realized loss
(gain)
included
in
net
income
-
28
(14)
28
Unrealized
gain
(loss)
on
cash
flow
hedge
82
(123)
193
(309)
Income
tax benefit (expense)
4,112
(1,340)
4,639
(2,284)
Total
other
comprehensive
(loss)
income,
net of
tax
(11,948)
3,946
(13,078)
6,728
Total
comprehensive
(loss)
income
$
(2,420)
$
12,885
$
14,879
$
31,465
The accompanying
notes
are an integral
part of
these unaudited
consolidated
financial
statements.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
USCB
FINANCIAL HOLDINGS,
INC.
Consolidated
Statements
of
Changes in Stockholders’
Equity
- Unaudited
(Dollars
in thousands
,
except
per share data)
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated
Other
Comprehensive
Loss Shares Par Value
Total
Stockholders'
Equity
Balance at June 30, 2026
18,459,470
$
18,459
$
281,864
$
(35,690)
$
(31,395)
$
233,238
Net income -
-
-
9,528
-
9,528
Other comprehensive
loss
-
-
-
-
(11,948)
(11,948)
Restricted stock
issued
15,000
15
(15)
-
-
-
Restricted stock
forfeiture
(9,393)
(9)
9
-
-
-
Dividend payment -
-
-
(2,308)
-
(2,308)
Stock-based
compensation
-
-
852
-
-
852
Balance at September 30, 2026
18,465,077
$
18,465
$
282,710
$
(28,470)
$
(43,343)
$
229,362
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
Q3 2026 Form 10-Q
Common Stock
Additional Paid-in
Capital on Common
Stock
Accumulated
Deficit
Accumulated Other
Comprehensive
Loss Shares Par Value
Total
Stockholders'
Equity
Balance
at December
31, 2025
18,137,885
$
18,138
$
278,852
$
(49,542)
$
(30,265)
$
217,183
Net income -
-
-
27,957
-
27,957
Other comprehensive
loss
-
-
-
-
(13,078)
(13,078)
Repurchase
of Class A
common stock
(53,475)
(53)
(948)
-
-
(1,001)
Restricted stock
issued
162,490
162
(162)
-
-
-
Restricted stock
forfeiture
(9,393)
(9)
9
-
-
-
Exercise of
stock options
227,570
227
2,344
-
-
2,571
Dividend payment -
-
-
(6,885)
-
(6,885)
Stock-based
compensation
-
-
2,615
-
-
2,615
Balance at September 30, 2026
18,465,077
$
18,465
$
282,710
$
(28,470)
$
(43,343)
$
229,362
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
Q3 2026 Form 10-Q
USCB
FINANCIAL
HOLDINGS,
INC.
Consolidated
Statements
of
Cash Flows
- Unaudited
(Dollars
in thousands
)
Nine Months Ended September
30,
2026 2025
Cash flows
from operating activities:
Net income
$
27,957
$
24,737
Adjustments
to reconcile
net income
to net
cash provided
by operating
activities:
Provision for
credit losses
2,121
1,817
Depreciation
and
amortization
527
456
Accretion
of premiums on
investment
securities, net
(1,143)
(1,136)
Amortization
of deferred
loan fees,
net
683
723
Stock-based
compensation
2,615
2,256
(Gain) loss on
sale of
available
for sale
securities, net
(14)
28
Gain on
sale of
loans held
for sale,
net
(271)
(804)
Proceeds
from the
sale of
loans held
for sale
3,383
11,373
Origination
of loans
held for
sale
(3,112)
(10,569)
Increase
in cash
surrender
value of
bank
owned
life insurance
(1,519)
(1,451)
Amortization
of subordinated
debt
issuance
costs
114
-
Deferred income
tax expense
973
7,905
Net change
in operating
assets and
liabilities:
Accrued
interest
receivable
(797)
(1,181)
Other assets
(3,097)
(7,389)
Accrued
interest
and
other
liabilities
25,511
26,051
Net cash
provided
by operating
activities
53,931
52,816
Cash flows
from investing activities:
Proceeds
from maturities and
pay-downs
of investment
securities held
to maturity
21,067
8,469
Purchase
of investment
securities available
for sale
(108,171)
(101,486)
Proceeds
from maturities and
pay-downs
of investment
securities available
for sale
17,127
16,433
Proceeds
from sales of
investment
securities available
for sale
38,932
31,384
Net increase
in loans
held for
investment
(89,736)
(78,149)
Purchase
of loans
held for
investment
(44,090)
(81,392)
Additions
to premises
and
equipment
(831)
(208)
Purchase
of bank
owned
life insurance
-
(4,000)
Proceeds
from the
redemption
of Federal
Home Loan
Bank
stock
28,797
12,778
Purchase
of Federal
Home Loan
Bank
stock
(32,446)
(5,727)
Net cash
used
in investment
activities
(169,351)
(201,898)
Cash flows
from financing activities:
Proceeds
from issuance
of Class A
common stock,
net
2,571
558
Cash dividends
paid
(6,885)
(6,018)
Repurchase
of Class A
common stock
(1,001)
(34,554)
Net increase
in deposits
101,235
281,610
Proceeds
from subordinated
notes
-
39,262
Proceeds
from Federal
Home Loan
Bank
advances
705,500
117,000
Repayments
on Federal
Home Loan
Bank
advances
(631,750)
(269,000)
Net cash
provided
by financing
activities
169,670
128,858
Net increase
(decrease)
in cash
and
cash equivalents
54,250
(20,224)
Cash and
cash equivalents
at beginning
of period
38,477
77,035
Cash and
cash equivalents
at end
of period
$
92,727
$
56,811
Supplemental
disclosure
of cash flow
information:
Interest
paid
$
45,659
$
45,751
Taxes
paid
$
6,485
$
-
Lease
liabilities
$
9,159
$
-
The accompanying
notes
are an
integral
part of
these
unaudited
consolidated
financial
statements.

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
9
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
consolidated
financial statements
is the allowance
for
credit
losses
(“ACL”).
Reclassifications
Certain
amounts
in
the prior
period consolidated
financial statements
have been
reclassified
to conform
to
the current
presentation.
Reclassifications
had no
impact
on prior
period
net income
or stockholders’
equity.
Recently Issued
Accounting
Standards
There
were no
recently
issued
accounting
standards
adopted
or issued
during the
period that
are expected
to have
a
material impact
on the Company’s
consolidated
financial
statements.

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
10
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
2.
INVESTMENT
SECURITIES
The following
tables present
a summary
of
the amortized
cost,
unrealized
or unrecognized
gains
and losses
,
and
fair
value
of
investment
securities
at the dates
indicated
(in thousands):
September 30, 2026
Available-for-sale:
Amortized
Cost
Unrealized
Gains
Unrealized
Losses Fair Value
U.S. Government
Agency
$
11,882
$
1
$
(1,416)
$
10,467
Collateralized mortgage obligations
82,427
-
(20,093)
62,334
Mortgage-backed securities - residential
34,446
-
(7,654)
26,792
Mortgage-backed
securities - commercial
212,444
3
(18,458)
193,989
Municipal securities
5,189
-
(1,226)
3,963
Bank subordinated debt securities
45,931
154
(1,006)
45,079
$
392,319
$
158
$
(49,853)
$
342,624
September 30, 2026
Held-to-maturity:
Amortized
Cost
Unrecognized
Gains
Unrecognized
Losses Fair Value
U.S. Government
Agency
$
36,664
$
-
$
(4,098)
$
32,566
Collateralized mortgage obligations
47,284
253
(6,696)
40,841
Mortgage-backed securities - residential
34,363
263
(4,352)
30,274
Mortgage-backed
securities - commercial
14,790
-
(1,774)
13,016
$
133,101
$
516
$
(16,920)
$
116,697
Allowance
for credit losses
- securities held-to-maturity
-
Securities held-to
maturity,
net of allowance
for credit losses
$
133,101
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
854
(5,499)
46,786
Mortgage-backed securities - residential
37,221
760
(3,263)
34,718
Mortgage-backed
securities - commercial
15,088
-
(1,037)
14,051
Corporate bonds
9,045
-
(62)
8,983
$
153,943
$
1,705
$
(13,140)
$
142,508
Allowance
for credit losses
- securities held-to-maturity
(2)
Securities held-to
maturity,
net of allowance
for credit losses
$
153,941
Transfers
of
debt securities
into the
held-to-maturity (“HTM”)
category
from
the
available for
sale (“AFS”)
category
are
made at fair value as
of
the date of transfer.
The unrealized gain or loss as
of
the date of transfer is retained in accumulated
other
comprehensive
loss (“AOCL”)
and
in the
carrying
value of
the HTM
securities
and
there is
no impact
to net
income.

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
11
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
$
101
thousand
and
$
66
thousand
for
the
three
months
ended
September
30, 2025. At
September
30, 2026, the
fair value of
the transferred
securities
was $
78.6
million and the
balance
of
the remaining unamortized
loss
was $
8.7
million.
During
the
nine
months
ended
September
30, 2026,
there
were
no
investment
securities
that
were
transferred
from
AFS to HTM. During the nine months
ended
September
30,
2026 and 2025 total amortization
out of AOCL for net unrealized
losses
on securities
transferred
in 2022 from
AFS to
HTM was $
268
thousand
and $
200
thousand,
respectively.
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
At September 30, 2026,
the Company's HTM securities
portfolio
consisted entirely of U.S.
government and U.S. agency-
issued
bonds
and
mortgage-backed
securities
with
an
amortized
cost
of
$
133.1
million.
Due
to
the
explicit
or
implicit
guarantees
associated with
these securities,
management
determined that no ACL was
required as of
September 30, 2026
.
The
Company
utilizes
a
PD/LGD
methodology
to
estimate
expected
credit
losses
for
HTM
securities
exposed
to
non-
government
credit risk. As
of
December 31, 2025, the ACL for
HTM securities was $
2
thousand.
The carrying value
of
HTM
securities
represents
amortized cost
less the
related ACL.
The Company’s
investment
portfolio
includes AFS debt
securities, which
are carried
at fair value
with unrealized
gains
and
losses
recognized
in AOC
L,
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
30, 2026 or December
31, 2025.

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
12
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Information
pertaining
to investment
securities
with
gross
unrealized
losses,
aggregated
by
investment
category
and
length
of
time
that
those
individual
securities
have
been
in a
continuous
loss position,
are
presented
as
of
the following
dates
(in thousands):
September 30, 2026
Less than 12 months 12 months or more Total
Available-for-Sale: Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses Fair Value
Unrealized
Losses
U.S. Government
Agency
$
4,921
$
(282)
$
5,175
$
(1,134)
$
10,096
$
(1,416)
Collateralized mortgage obligations
2,982
(304)
59,352
(19,789)
62,334
(20,093)
Mortgage-backed securities - residential
4,727
(282)
22,065
(7,372)
26,792
(7,654)
Mortgage-backed securities - commercial
136,216
(8,138)
56,398
(10,320)
192,614
(18,458)
Municipal securities
-
-
3,963
(1,226)
3,963
(1,226)
Bank subordinated debt securities
33,157
(937)
4,931
(69)
38,088
(1,006)
$
182,003
$
(9,943)
$
151,884
$
(39,910)
$
333,887
$
(49,853)
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
mortgage
-backed securities
are
guaranteed
by
U.S.
government-sponsored
enterprises,
thereby
minimizing
credit
risk.
Municipal
bonds
are
of
high
credit
quality,
and
the
observed
declines
in fair
value are
not
attributable to a deterioration
in the creditworthiness
of the issuers. Similarly,
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
Q3 2026 Form 10-Q
Gains
and
losses
on
the
sale
of
securities
are
recorded
on
the
trade
date
and
are
determined
on
the
specific
identification
basis.
The following
table presents the proceeds,
realized gross
gains and realized gross
losses
on sales and
calls
of
AFS debt
securities
for
the three and nine months
ended September
30, 2026 and 2025 (in thousands):
Three Months Ended September 30, Nine Months Ended September 30,
Available-for-sale: 2026 2025 2026 2025
Proceeds from sale and
call of securities
$
1,750
$
31,384
$
38,932
$
31,384
Gross gains
$
-
$
335
$
82
$
335
Gross losses
-
(363)
(68)
(363)
Net realized gain (loss)
$
-
$
(28)
$
14
$
(28)
The
amortized
cost
and
fair
value of
investment
securities,
by
contractual
maturity,
are
shown
below
as
of
the date
indicated
(in thousands).
Actual maturities
may differ
from
contractual
maturities because
borrowers
may have
the right
to
call or prepay obligations
with or without call or prepayment penalties.
Securities not
due at a single maturity date are shown
separately.
Available-for-sale Held-to-maturity
September 30, 2026:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
Due within one year
$
-
$
-
$
-
$
-
Due after one year
through five years
4,954
4,855
-
-
Due after five
years through ten years
46,166
44,187
-
-
Due after ten years
-
-
-
-
U.S. Government
Agency
11,882
10,467
36,664
32,566
Collateralized mortgage obligations
82,427
62,334
47,284
40,841
Mortgage-backed securities - residential
34,446
26,792
34,363
30,274
Mortgage-backed
securities - commercial
212,444
193,989
14,790
13,016
$
392,319
$
342,624
$
133,101
$
116,697
At September
30, 2026,
there
were
no securities
held
in the
portfolio
from
any
one
issuer
in an
amount
greater than
10%
of
total stockholders
’
equity other
than the
U.S. Government
and U.S.
Government
Agency
issued
securities.
All the
collateralized
mortgage
obligations
and mortgage
-backed securities
at September
30, 2026
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
September
30, 2026 and
December
31, 2025. The
Bank must also
maintain a
minimum amount
of
pledged
securities to be
in the public
funds
program.
As of
September 30,
2026, the Bank
had
a total of
$
170.1
million
in deposits
under the public
funds
program.
Pledged
to
the State
of
Florida
for
these public
funds
were
twenty-four
bonds
with an aggregate
fair value
of
$
54.7
million.
As of
December 31,
2025, the
Bank had
a
total of
$
167.7
million
in deposits
under the public
funds
program.
Pledged
to
the State
of
Florida
for
these public
funds
were
fifteen
bonds
with an aggregate
fair value
of
$
43.5
million.

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
14
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
3.
LOANS
The following
table is
a summary of
the distribution
of
loans held
for
investment
by
type
(dollars
in thousands):
September 30, 2026 December 31, 2025
Total
Percent of
Total Total
Percent of
Total
Residential real
estate
$
347,565
15.0
% $
307,692
14.1
%
Commercial
real estate
1,349,240
58.2
%
1,244,835
57.0
%
Commercial
and industrial
298,362
12.9
%
295,548
13.5
%
Correspondent banks
128,168
5.5
%
127,968
5.9
%
Consumer
and other
193,688
8.4
%
207,215
9.5
%
Total gross
loans
2,317,023
100.0
%
2,183,258
100.0
%
Plus: Deferred
fees/costs
5,071
5,999
Total loans
net of deferred
fees/costs
2,322,094
2,189,257
Less: Allowance for credit
losses
27,018
25,500
Total net loans
$
2,295,076
$
2,163,757
At September
30, 2026
and December
31, 2025,
the Company
had
$
594.9
million
and
$
561.4
million,
respectively,
of
commercial
real estate
and residential
mortgage
loans pledged
as collateral
for lines
of
credit
with the Federal Home
Loan
Bank (“FHLB”)
of
Atlanta and
the Federal Reserve Bank
of
Atlanta.
Allowance
for Credit Losses
In
general,
the
Company
utilizes
the
Discounted
Cash
Flow
(“DCF”)
method
or
the
Weighted-Average
Remaining
Maturity (“WARM
”)
methodology
to estimate the quantitative portion
of the ACL for loan pools.
The
DCF method uses a loss
driver
analysis
(“LDA”)
and
DCF analysis.
Management
engaged
advisors
and consultant
s
with expertise
in CECL
model
development
to
assist
in
develop
ment of
a LDA
based
on
regression
models
and supportable
forecast.
Peer
group data
obtained
from
FFIEC
Call
Report
filings
is used
to
inform
regression
analyses
to
quantify
the
impact
of
reasonable
and
supportable
forecasts
in
projective
models.
Economic
forecast
s
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
Q3 2026 Form 10-Q
Changes in the ACL for the three and nine months ended
September
30, 2026 and 2025 were as follows
(in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent
Banks
Consumer
and Other Total
Three Months Ended September 30,
2026
Beginning balance
$
5,204
$
10,116
$
5,738
$
1,094
$
4,549
$
26,701
Provision for credit losses (1)
565
415
(263)
(78)
(299)
340
Recoveries
2
-
3
-
-
5
Charge-offs
(27)
-
-
-
(1)
(28)
Ending Balance
$
5,744
$
10,531
$
5,478
$
1,016
$
4,249
$
27,018
Nine Months Ended September 30, 2026
Beginning balance
$
5,908
$
9,476
$
4,814
$
1,015
$
4,287
$
25,500
Provision for credit losses (2)
143
1,055
656
1
(30)
1,825
Recoveries
16
-
8
-
-
24
Charge-offs
(323)
-
-
-
(8)
(331)
Ending Balance
$
5,744
$
10,531
$
5,478
$
1,016
$
4,249
$
27,018
(1) Provision for credit losses excludes a $
287
thousand release due to unfunded
commitments included in accrued interest and other
liabilities.
(2) Provision for credit
losses excludes a $
298
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
other
liabilities
and a $
2
thousand release
related to investment
securities held
to maturity.
(2) Provision for
credit losses excludes
a $
224
thousand provision
due to unfunded
commitments
included
in accrued interest
and
other liabilities
a $
1
thousand release
related to investment
securities held
to maturity.
At September
30, 2026,
the
ACL for
loans was
$
27.0
million,
compared
to
$
25.5
million
at
December
31, 2025.
T
he
increase
was primarily
driven
by
growth
in the
loan
portfolio
and an
increase
in reserves
on
individually
evaluated
loans,
partially
offset
by
lower expected
loss
rates
on
pooled
loans
primarily
due
to
improvements
in the
economic
forecasts,
including
real GDP growth
and unemployment.
Charge-offs
related to loans for
the three months ended September
30, 2026 were $
28
thousand,
of
which $
1
thousand
related
to
loans
originated
in 2026
and $
27
thousand
related
to
loans originated
in 2025.
Charge-offs
related
to
loans for

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
16
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
the nine months
ended September
30, 2026 were
$
331
thousand,
of
which $
8
thousand related
to loans
originated in 2026
and $
323
thousand
related to
loans originated
in 2025.
Charge-offs
for the
three months
ended
September
30, 2025
totaled
$
7
thousand
related
to loans
originated
in 2025.
Charge-offs
related to loans for the nine months ended September
30, 2025 totaled $
730
thousand, of which $
709
thousand
related to
loans
originated
in 2022 and $
21
thousand
related to
loans
originated
in 2025.
The ACL
and
the outstanding
balances
in
the specified
loan categories
as of
September
30, 2026
and
December
31,
2025 are as
follows
(in thousands):
Residential
Real Estate
Commercial
Real Estate
Commercial
and Industrial
Correspondent
Banks
Consumer
and Other Total
September 30, 2026:
Allowance for credit losses:
Individually evaluated
$
20
$
1,064
$
18
$
-
$
-
$
1,102
Collectively evaluated
5,724
9,467
5,460
1,016
4,249
25,916
Balances, end of period
$
5,744
$
10,531
$
5,478
$
1,016
$
4,249
$
27,018
Loans:
Individually evaluated
$
2,675
$
5,448
$
1,157
$
-
$
-
$
9,280
Collectively evaluated
344,890
1,343,792
297,205
128,168
193,688
2,307,743
Balances, end of period
$
347,565
$
1,349,240
$
298,362
$
128,168
$
193,688
$
2,317,023
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
periodically
.
The Company
's
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
Q3 2026 Form 10-Q
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
As of September 30, 2026
Term Loans by Origination Year
Revolving
Loans Total
2026 2025 2024 2023 2022 Prior
Residential real
estate
Pass
$
87,846
$
59,317
$
76,051
$
28,943
$
21,348
$
61,404
$
9,896
$
344,805
Special Mention
-
516
206
-
-
398
-
1,120
Substandard
-
339
1,197
-
-
104
-
1,640
Total
87,846
60,172
77,454
28,943
21,348
61,906
9,896
347,565
Commercial
real estate
Pass
283,027
230,342
144,541
93,901
249,498
326,024
3,390
1,330,723
Special Mention
-
-
-
8,284
-
3,093
-
11,377
Substandard
-
-
-
-
5,448
1,692
-
7,140
Total
283,027
230,342
144,541
102,185
254,946
330,809
3,390
1,349,240
Commercial
and
industrial
Pass
28,776
71,779
59,177
49,802
30,045
36,741
19,959
296,279
Special Mention
-
-
-
-
-
741
-
741
Substandard
-
-
72
339
-
931
-
1,342
Total
28,776
71,779
59,249
50,141
30,045
38,413
19,959
298,362
Correspondent banks
Pass
126,154
2,014
-
-
-
-
-
128,168
Total
126,154
2,014
-
-
-
-
-
128,168
Consumer
and other
Pass
14,510
54,832
26,756
30,540
45,115
19,431
2,504
193,688
Total
14,510
54,832
26,756
30,540
45,115
19,431
2,504
193,688
Total Loans
Pass
540,313
418,284
306,525
203,186
346,006
443,600
35,749
2,293,663
Special Mention
-
516
206
8,284
-
4,232
-
13,238
Substandard
-
339
1,269
339
5,448
2,727
-
10,122
Doubtful
-
-
-
-
-
-
-
-
Total
$
540,313
$
419,139
$
308,000
$
211,809
$
351,454
$
450,559
$
35,749
$
2,317,023

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
18
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
Q3 2026 Form 10-Q
Loan
Aging
The Company also considers the performance
of loans in grading and in evaluating the credit quality of the loan portfolio.
The Company
analyzes
credit quality
and
loan grades
based
on payment
performance
and the
aging
status
of
the loans.
The
following
tables
include an
aging
analysis
of
accruing
loans
and
total
non-accruing
loans
as
of
September
30, 2026
and December
31, 2025
(in thousands):
Accruing
As of September 30, 2026 Current
Past Due 30-
89 Days
Past Due 90
Days or >
and Still
Accruing
Total
Accruing Non-Accrual Total Loans
Residential real
estate:
Home
equity lines
of credit and
other
$
15,103
$
-
$
-
$
15,103
$
-
$
15,103
1-4 family
residential
253,519
438
-
253,957
1,416
255,373
Condo residential
76,865
-
-
76,865
224
77,089
345,487
438
-
345,925
1,640
347,565
Commercial
real estate:
Land and construction
61,021
-
-
61,021
-
61,021
Multi-family
residential
346,820
3,813
-
350,633
-
350,633
Condo commercial
66,252
-
-
66,252
-
66,252
Commercial
property
865,886
-
-
865,886
5,448
871,334
1,339,979
3,813
-
1,343,792
5,448
1,349,240
Commercial
and industrial:
Secured
278,367
-
-
278,367
601
278,968
Unsecured
19,394
-
-
19,394
-
19,394
297,761
-
-
297,761
601
298,362
Correspondent banks
128,168
-
-
128,168
-
128,168
Consumer
and other
189,904
3,784
-
193,688
-
193,688
Total
$
2,301,299
$
8,035
$
-
$
2,309,334
$
7,689
$
2,317,023

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
20
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
30, 2026 and as
of
December
31, 2025 (in thousands):
September 30, 2026
Non-accrual
Loans With No
Related Allowance
Non-accrual
Loans With
Related Allowance
Total Non-
accruals
Residential real
estate
$
1,640
$
-
$
1,640
Commercial
real estate
-
5,448
5,448
Commercial
and industrial
601
-
601
Total
$
2,241
$
5,448
$
7,689
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
ended September
30, 2026
and 2025 would
have been
approximately
$
55
thousand
and
$
28
thousand,
respectively,
had these
loans performed
in accordance
with their
original
terms. Interest
income
on
these
loans
for the
nine
months
ended
September
30,
2026
and
2025
would
have
been
approximately
$
132
thousand
and $
108
thousand,
respectively,
had these loans
performed
in accordance
with their original
terms.

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
21
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
September
30, 2026 and December
31, 2025 (in thousands):
September 30, 2026
Collateral Type
Residential Real
Estate
Commercial Real
Estate Total Specific Reserve
Residential real
estate
$
1,707
$
-
$
1,707
$
-
Commercial
real estate
-
5,448
5,448
1,064
Commercial
and
industrial
72
-
72
-
Total
$
1,779
$
5,448
$
7,227
$
1,064
December 31, 2025
Collateral Type
Residential Real Estate Specific Reserve
Residential real
estate
$
2,583
$
-
Total
$
2,583
$
-
Management
evaluates
on
an individual
basis collateral
dependent
loans using
the fair
value of
the collateral
method
to determine if
an ACL reserve is necessary.
The ACL is measured
based on the difference
of
the fair value of the collateral
and
amortized
cost
basis
of
the loan
.
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
at September
30, 2026
included
a combination
of
principal
and
maturity
modifications.
There was
a principal
reduction
of
$
68
thousand
and
a
two
-year extension
of
the
loan maturity.
As of
September
30, 2026, the modified
loan was current with its
modified
payment
terms.
There were
no
existing loan modifications
that subsequently
defaulted
during either the three or the nine months
ended
September
30, 2026
and 2025.

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
22
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
4.
LEASES
The
Company
leases
certain
banking
facilities
and
office
space
under
non-cancelable
operating
lease
agreements.
During
the
nine
months
ended
September
30, 2026,
the Company
exercised
renewal
options
and modified
certain
lease
arrangements,
including extensions
of
the Coral Gables
branch,
Coral Way
branch, and
Doral branch/headquarters
leases
for
additional
five
-year terms.
Additionally,
these
lease
modifications
resulted
in
the
remeasurement
of
operating
lease
liabilities and corresponding
right-of-use assets. Operating
lease right-of-use assets
and lease liabilities totaled
$
12.4
million
at September
30, 2026,
compared
to $
5.5
million
at December
31, 2025.
The lease modifications
for Coral Gables
branch
and Doral
branch/headquarters
were measured
using an
incremental
borrowing
rate
of
4.27
%, and
for Coral
Way
branch
was measured
using an
incremental
borrowing rate
of
4.66
%.
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
(in thousands):
Nine Months Ended September 30,
2026 2025
Pre-tax income:
Domestic
$
36,588
$
32,642
Total pre-tax
income
$
36,588
$
32,642
Current tax expense:
Federal
$
7,189
$
401
State
469
-
Total current
7,658
401
Deferred tax expense:
Federal
73
5,782
State
900
1,722
Deferred
income
tax expense
973
7,504
Total income
tax expense
$
8,631
$
7,905
The actual
income
tax expense for
the nine months
ended September
30, 2026
and 2025 differs
from
the statutory tax
expense for
the periods
(computed
by applying
the U.S. federal
corporate
tax rate of
21
% for both
2026 and 2025
periods
to
income
before
income
tax expense)
as follows
(in thousands):
Nine Months Ended September 30,
2026 2025
Amount
% Pre-tax
Income Amount
% Pre-tax
Income
Computed
tax at the statutory federal income
tax rate
$
7,684
21.00%
$
6,855
21.00%
Increase (decrease)
resulting from:
State income
taxes, net of federal
tax benefit
(1)
1,676
4.58%
1,418
4.34%
Bank owned life insurance
income
(389)
(1.06%)
(368)
(1.13%)
Benefit from
stock-based compensation
(377)
(1.03%)
-
-
Section 162(m)
limitation
482
1.32%
-
-
Other adjustments, net
(445)
(1.22%)
-
-
Total tax expense $
8,631
23.59%
$
7,905
24.22%
(1) Taxes in
Florida made
up the majority
(greater than
50
%) of the tax effect
in this category.

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
23
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
The Company’s
deferred
tax assets
and deferred
tax liabilities
as of
the dates
indicated
were (in thousands):
September 30, 2026 December 31, 2025
Deferred tax assets:
Net operating loss
$
47
$
1,039
Allowance for credit losses
6,912
6,463
Lease liability
3,166
1,399
Unrealized losses on available
for sale securities
14,958
10,270
Equity compensation
1,166
973
Accruals
360
721
Other, net
11
268
Deferred
tax assets:
26,620
21,133
Deferred tax
liabilities:
Deferred loan cost
(1,297)
(1,520)
Lease right of use
asset
(3,166)
(1,399)
Deferred expenses
(355)
(154)
Cash flow hedge
(44)
(5)
Depreciable property
(47)
(9)
Deferred tax liabilities
(4,909)
(3,087)
Net deferred
tax assets
$
21,711
$
18,046
The
Company
has
approximately
$
1.1
million
of
state
net
operating
loss carryforwards
expiring
in
various
amounts
between 2032
and 2036 and
which are
limited
to
offset,
to
the extent permitted,
future taxable
earnings of
the Company.
In assessing
the realizability
of
deferred tax assets,
management consider
s
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
Florida
.
With few exceptions,
the Company
is no longer subject
to U.S. federal
and state
income
tax return examinations
by
tax authorities
for
years before
2022.
For the
nine months
ended
September
30, 2026
and
2025, the
Company
did
no
t have
any unrecognized
tax benefits
as a result of
tax positions
taken during a prior period or during the current period.
Additionally,
no
interest or penalties were
recorded
as a result
of
tax uncertainties.
6.
OFF-BALANCE
SHEET ARRANGEMENTS
The Company
is a party to financial
instruments
with off
-balance-sheet risk in the normal
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
Q3 2026 Form 10-Q
A
summary
of
the
amounts
of
the
Company's
financial
instruments
with
off
-balance sheet
risk
are
shown
below
at
September
30, 2026
and December
31, 2025 (in
thousands):
September 30, 2026 December 31, 2025
Commitments
to grant loans and
unfunded
lines of
credit
$
194,822
$
161,606
Standby and commercial
letters of credit
3,397
2,700
Total
$
198,219
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
Changes in the ACL for the three and nine months ended
September
30, 2026 and 2025 were as follows
(in thousands):
Three Months Ended
September 30,
Nine Months Ended
September 30,
2026 2025 2026 2025
Beginning balance
$
1,337
$
715
$
752
$
571
Provision (recovery) for credit
losses - off-balance sheet
arrangements
(287)
80
298
224
Total
$
1,050
$
795
$
1,050
$
795
The decrease
in the
allowance
for credit
losses
on unfunded commitments
for
the quarter ended
September
30, 2026,
was primarily
attributable
to
lower unfunded
exposure
and reduced
expected
loss
rates.
7.
DERIVATIVES
The Company utilizes derivative instruments
as part
of its asset-liability management strategy
to help manage its interest
rate
risk
exposure
.
The
notional
amount
of
the
derivatives
does
not
represent
actual
amounts
exchanged
by
the
counterparties.
The
amounts
exchanged
are
determined
by
reference
to
the
notional
amount
and
the
other
terms
of
the
individual
derivative
instruments.
Derivatives
Designated
as a Cash
Flow Hedge
As of
September
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
0.79
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
As of
September
30, 2026,
the Company
had
no
outstanding
interest
rate
swap agreements
designated
as cash
flow
hedges
of
certificates
of
deposit.
During
the
nine months
ended
September
30, 2026,
one
interest
rate swap
agreement
designated
as cash
flow
hedges
of
a certificate
of
deposit
matured.

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
25
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
Derivatives
Not Designated
as Hedging
Instruments
The Company enters
into interest rate swaps with its loan customers.
The Company had
119
and
94
interest rate swaps
with loan
customers
with an
aggregate
notional
amount
of
$
385.7
million
and
$
310.8
million
at
September 30,
2026
and
December
31, 2025,
respectively.
At September
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
September 30, 2026:
Derivatives designated as cash
flow hedges:
Interest rate swaps $
100,000
$
-
Other assets/Accrued
interest and other liabilities $
174
$
-
Derivatives not designated as hedging
instruments:
Interest rate swaps related to customer
loans
$
385,714
$
7,103
Other assets/Accrued
interest and other liabilities $
12,571
$
12,571
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
Q3 2026 Form 10-Q
between
market
participants
at
the measurement
date.
Fair
value is
best
determined
based
upon
quoted
market
prices.
However,
in many
instances,
there
are no
quoted
market
prices for
the Company
's
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
the vendors and third-party broker
-dealers
in order to determine
if
observable
market information
is being utilized. Securities
measured
with pricing
provided
by independent
vendors or third-
party
broker
-dealers
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
Q3 2026 Form 10-Q
The
following
table
represents
the
Company's
assets
and
liabilities
measured
at
fair
value
on
a
recurring
basis
at
September
30, 2026
and December
31, 2025 for
each of
the fair
value hierarchy levels
(in thousands):
September 30, 2026 December 31, 2025
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Investment securities
available
for sale:
U.S. Government
Agency
$
-
$
10,467
$
-
$
10,467
$
-
$
14,144
$
-
$
14,144
Collateralized mortgage obligations
-
62,334
-
62,334
-
75,828
-
75,828
Mortgage-backed securities - residential
-
26,792
-
26,792
-
29,917
-
29,917
Mortgage-backed
securities - commercial
-
193,989
-
193,989
-
168,108
-
168,108
Municipal securities
-
3,963
-
3,963
-
4,263
-
4,263
Bank subordinated debt securities
-
45,079
-
45,079
-
15,230
-
15,230
Total
-
342,624
-
342,624
-
307,490
-
307,490
Derivative assets
-
12,745
-
12,745
-
9,767
-
9,767
Total assets
at fair value
$
-
$
355,369
$
-
$
355,369
$
-
$
317,257
$
-
$
317,257
Derivative liabilities
$
-
$
12,571
$
-
$
12,571
$
-
$
9,786
$
-
$
9,786
Total liabilities at fair value
$
-
$
12,571
$
-
$
12,571
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
at September
30, 2026 and December
31, 2025:
September 30, 2026
Range
Weighted
Financial Instrument Fair Value Valuation Technique(s) Unobservable Input(s) Minimum Maximum average
Collateral dependent
loans
-
Commercial
real estate
loans
$
4,384
Market approach
Current market offer
adjusted
for qualitative
factors
and
estimated disposition
costs
19.5%
19.5%
19.5%
December 31, 2025
Range
Weighted
Financial Instrument Fair Value Valuation Technique(s) Unobservable Input(s) Minimum Maximum average
Collateral dependent
loans
-
residential
loans
$
2,583
Sales comparison approach
Third
party
appraisals
0%
0%
0%
At September
30, 2026,
the Company
measured
one collateral
-dependent
nonresidential
real estate
loan at
fair value
on a nonrecurring
basis.
The fair value of
the collateral-dependent
loan was determined
using a current
market
offer
for the
underlying
real estate
collateral,
adjusted
for qualitative
factors
and estimated
disposition
costs.
The resulting fair
value of
the
collateral
was
approximately
$
4.4
million.
The
loan
had
an
outstanding
amortized
cost
basis
of
approximately
$
5.4
million
and a specific
reserve of
approximately
$
1.0
million
at September
30, 2026.
As
of
December
31,
2025,
collateral-dependent
loans
classified
within
Level
3
of
the
fair
value
hierarchy
had
an
aggregate
fair value
of
$
2.6
million
and
no
specific
reserve, as
the appraised
value of
the underlying
collateral
exceeded
the outstanding
loan balance.

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
28
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
As of
September 30, 2026
and December
31, 2025, the
Company
did
no
t have any other assets
or liabilities
measured
at fair
value on a
nonrecurring
basis.
Items
Not Measured
at Fair
Value
The following
table presents
the
carrying amounts
and estimated
fair values
of
financial instruments
not carried
at fair
value as
of
September
30, 2026 and December
31, 2025 (in thousands):
Fair Value Hierarchy
Carrying
Amount Level 1 Level 2 Level 3
Fair Value
Amount
September 30, 2026:
Financial
Assets:
Cash and due from
banks
$
8,128
$
8,128
$
-
$
-
$
8,128
Interest-bearing deposits in banks
$
84,599
$
84,599
$
-
$
-
$
84,599
Investment securities
held to maturity,
net
$
133,101
$
-
$
116,697
$
-
$
116,697
Loans held
for investment,
net
$
2,295,076
$
-
$
-
$
2,319,657
$
2,319,657
Accrued interest receivable
$
12,458
$
-
$
1,824
$
10,634
$
12,458
Financial Liabilities:
Non-interest bearing demand deposits
$
601,792
$
601,792
$
-
$
-
$
601,792
Savings and
money
market deposits
$
1,226,732
$
1,226,732
$
-
$
-
$
1,226,732
Interest-bearing
demand
deposits
$
62,024
$
62,024
$
-
$
-
$
62,024
Time
deposits
$
555,767
$
-
$
553,444
$
-
$
553,444
FHLB advances
$
232,000
$
-
$
231,696
$
-
$
231,696
Subordinated
notes, net
$
39,414
$
-
$
36,914
$ - $
36,914
Accrued interest payable
$
2,542
$
-
$
2,542
$
-
$
2,542
December 31, 2025:
Financial
Assets:
Cash and due from
banks
$
6,027
$
6,027
$
-
$
-
$
6,027
Interest-bearing deposits in banks
$
32,450
$
32,450
$
-
$
-
$
32,450
Investment securities
held to maturity,
net
$
153,941
$
-
$
142,508
$
-
$
142,508
Loans held
for investment,
net
$
2,163,757
$
-
$
-
$
2,210,781
$
2,210,781
Accrued interest receivable
$
11,661
$
-
$
1,443
$
10,218
$
11,661
Financial Liabilities:
Non-interest bearing demand deposits
$
583,860
$
583,860
$
-
$
-
$
583,860
Savings and
money
market deposits
$
1,186,422
$
1,186,422
$
-
$
-
$
1,186,422
Interest-bearing
demand
deposits
$
46,989
$
46,989
$
-
$
-
$
46,989
Time
deposits
$
527,809
$
-
$
527,575
$
-
$
527,575
FHLB advances
$
158,250
$
-
$
158,342
$
-
$
158,342
Subordinated
notes, net
$
39,300
$
-
$
40,131
$
-
$
40,131
Accrued interest payable
$
3,984
$
-
$
3,984
$
-
$
3,984
9.
STOCKHOLDERS’
EQUITY
Common
Stock
There
were
no
stock
repurchases during
the
three months
ended September
30, 2026.
During the
nine months
ended
September
30, 2026,
the Company
repurchased
53,475
shares
of
Class A
common
stock
at a weighted
average
cost
per
share of
$
18.74
. The aggregate
purchase
price for
these transactions
was approximately
$
1.0
million, including
transaction
costs.
These
repurchases
were
made
pursuant
to
the
Company’s
publicly
announced
share
repurchase
programs.
At
September
30, 2026,
474,834
shares
remained
authorized
for repurchase
under
the
Company’s
2024
share
repurchase
program.
The Company’s
2022 share
repurchase
program
has been fully
utilized.
During the
three months
ended September
30, 2025,
the Company
repurchased
2.0
million shares of
Class A common
stock from
certain institutional shareholders through
privately negotiated transactions,
at a weighted average price per shar
e
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
Q3 2026 Form 10-Q
repurchased
9,671
shares
of
Class
A
common
stock
at
a
weighted
average
price
per
share
of
$
17.91
.
The
aggregate
purchase
price for
these transactions
was approximately
$
174
thousand
including
transaction
costs.
As of
September 30,
2025,
528,309
shares
remained authorized
for
repurchase under
the Company’s
two stock
repurchase programs.
During the
three
months ended
September
30, 2026,
the Company
issued
15,000
shares
of
Class A common stock
to
employees
as restricted stock
awards pursuant to the Company’s
2015 equity incentive
plan. During the
nine months ended
September
30,
2026,
the
Company
issued
162,490
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
30, 2026 and
December
31, 2025
were
18,465,077
and
18,137,885
,
respectively.
Dividends
Declaration
of
dividends
by
the Board
of
Directors
is required
before
dividend
payments
are
made.
The Company
is
limited
in
the amount
of
cash
dividends
that
it
may
pay.
Payment
of
dividends
is
generally
limited
to
the Company’s
net
income
for the current
year combined
with the Company’
s
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
Nine Months Ended September 30, 2026
Declaration Date Record Date
Payment Date Dividend Per Share Dividend Amount
January 20, 2026
February 17, 2026
March 5, 2026
$
0.125
$
2.3
million
April 20, 2026
May 15, 2026
June 5, 2026
$
0.125
$
2.3
million
July 20, 2026
August 17, 2026
September 4, 2026
$
0.125
$
2.3
million
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
September
30, 2026
and
December
31, 2025.
At September
30, 2026,
the total
risk-based
capital
ratio
for the
Bank
was
13.93
%
and
14.07
%
for
the Company.
See Note 12,
Subsequent
Events,
for
information
regarding
dividends
declared
in October
2026.

USCB
FINANCIAL
HOLDINGS,
INC.
Notes to the Consolidated
Financial
Statements - Unaudited
30
USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
30, 2026 and
2025 (in
thousands,
except
share amounts):
Three Months Ended September
30,
Nine Months Ended
September 30,
2026 2025 2026 2025
Class A Class A
Basic EPS
Numerator:
Net income
available
to common
shares
$
9,528
$
8,939
$
27,957
$
24,737
Denominator:
Weighted
average shares
outstanding
18,467,835
19,524,798
18,343,870
19,866,514
Earnings per share, basic $
0.52
$
0.46
$
1.52
$
1.25
Diluted EPS
Numerator:
Net income
available
to common
shares
$
9,528
$
8,939
$
27,957
$
24,737
Denominator:
Weighted
average shares
outstanding
for basic
EPS
18,467,835
19,524,798
18,343,870
19,866,514
Add:
Dilutive
effects of
assumed
exercises
of stock
options
194,550
231,022
174,657
239,536
Weighted avg. shares including dilutive
potential
common
shares
18,662,385
19,755,820
18,518,527
20,106,050
Earnings per share, diluted $
0.51
$
0.45
$
1.51
$
1.23
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
October
19,
2026,
the Company
announced
that
its
Board
of
Directors
declared
its
quarterly
cash
dividend.
The
dividend
is
in
the
amount
of
$
0.125
per
share
of
Class
A
common
stock
and
will
be
paid
on
December
4,
2026,
to
stockholders
of
record
as of
the close
of
business
on November
16, 2026.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
Holdings, In
c.
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
anticipa
ted internal growth
and potential
future additional
balance sheet
restructuring.
These forward
-looking
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
to our industry;
•
the accuracy
of
our financial statement
estimates
and assumptions,
including the estimates
used for
our
allowance
for
credit
loss
es;
•
the efficiency
and effectiveness
of
our internal control
procedures
and processes
;
•
our
ability to
comply
with the
extensive
laws
and
regulations
to
which we
are subject,
including
the laws
for each
jurisdiction
where we operate;
•
adverse changes
or conditions
in capital and financial
markets, including
actual or
potential stresses
in the banking
industry;
•
deposit
attrition
and the level
of
our uninsured deposits;
•
legislative or
regulatory
changes,
including the
enactment
of
the One Big Beautiful
Bill,
and changes
in accounting
principles,
policies,
practices
or guidelines;
•
the lack
of
a significantly
diversified
loan portfolio
and our
concentration
in the South
Florida
market, including
the
risks
of
geographic,
depositor,
and industry
concentrations,
including
our
concentration
in loans
secured
by
real
estate,
in particular,
commercial
real estate;
•
the effects
of
climate change;
•
the concentration
of
ownership of
our common
stock;
•
fluctuations
in the price
of
our common
stock;
•
our ability
to fund
or access the capital
markets at attractive
rates
and terms
and manage
our growth,
both organic
growth
as well as growth
through other
means, such
as future
acquisitions;
•
inflation,
interest rate, unemployment
rate, market and
monetary
fluctuations;
•
the effects
of
potential
new or increased
tariffs
,
retaliatory tariffs,
and trade
restrictions
;
•
the impacts
of
international hostilities
and geopolitical
events;
•
increased
competition
and its effect
on the pricing
of
our products
and services
as well as our
interest rate
spread
and net interest
margin;
•
the loss
of
key employees
;
•
the effectiveness
of
our risk management strategies,
including operational
risks, including,
but not limited
to, client,
employee,
or third-party
fraud
and security
breaches; and
•
other risks
described
in this
Form 10-Q, the
2025 Form 10-K
and other
filings
we make with the SEC.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
All
forward-looking
statements
are
necessarily
only
estimates
of
future
results,
and
there
can
be
no assurance
that
actual
results will
not differ
materially
from
expectations.
Therefore,
you are
cautioned
not to
place undue
reliance
on any
forward-looking
statements.
Further,
any
forward-looking
statements
included
in this
Form 10-Q
are made
only
as
of
the
date
hereof,
and
we
undertake
no
obligation
to
update
or
revise
any
forward-looking
statement
to
reflect
events
or
circumstances
occurring after
the date
on which the
statement is made
or to reflect
the occurrence
of
unanticipated events,
unless required
to do
so under
federal
securities
laws. You
should also
review the
risk factors
described
in the 2025 Form
10-K and
in the reports
the Company
has filed
or will file
with the SEC.
Overview
The
Company
reported
net
income
of
$9.5
million
or $0.51
per
diluted
share
of
common
stock
for the
three
months
ended
September
30,
2026
compared
to
$8.9
million
or
$0.45
per
diluted
share
of
common
stock
for the
three
months
ended September
30, 2025.
In evaluating
our financial
performance,
the Company
considers
the level
of
and trends
in net
interest
income, the
net
interest
margin,
the
cost
of
deposits
and
borrowings,
the
level
and
composition
of
non-interest
income
and
non-interest
expense,
performance
ratios,
asset quality
ratios,
regulatory
capital
ratios, and
any significant
event or
transaction.
Unless
otherwise
stated,
all
period
comparisons
in
the bullet
points
below
are
calculated
at
or
for the
quarter
ended
September
30,
2026
compared
to
at
or
for
the
quarter
ended
September
30,
2025
and
as
of
December
31,
2025
and
annualized
where appropriate:
•
Net interest
income
before
provision
for credit
losses
for
the three
months
ended
September 30, 2026
increased
$3.0
million
or 14.2%
to
$24.3 million
from
$21.3 million
for
the quarter ended
September
30, 2025.
•
Net interest margin (“NIM”) expanded
to 3.37%
for the three months ended September
30, 2026 compared to 3.14%
for
the three months
ended
September 30, 2025.
•
Total
assets
were $3.0
1
billion
at
September
30, 2026,
representing
an
increase
of
$243.5
million
or
8.8%
from
September
30, 2025
and an increase
of $219.9
million or
10.5%
annualized
from
December
31, 2025.
•
Total loans
held
for investment
(net of
deferred
cost/fees)
were $2.3
2
billion
at September
30, 2026,
representing
an
increase
of
$191.1
million
or
9.0%
from
September 30,
2025
and
an
increase
of
$132.8
million
or
8.1%
annualized
from
December
31, 2025.
•
Total
deposits
were
$2.45
billion
at
September
30, 2026,
representing
a decrease
of
$9.3
million
or
0.4%
from
September
30, 2025
and an increase
of $101.2
million or
5.8%
annualized
from December
31, 2025.
•
Annualized
return on
average
assets
for the quarters
ended September
30, 2026
and 2025 was
1.27%.
•
Annualized
return
on
average
stockholders’
equity
for
the
quarter
ended
September
30,
2026
was
16.03
%
compared
to 15.74%
for quarter
ended
September
30, 2025.
•
The ACL to total
loans was
1.16% at
September
30, 2026
and at December
31, 2025.
•
Non-performing
loans to
total loans was
0.33%
at September
30, 2026
and 0.14%
at December
31, 2025.
•
At September
30, 2026, the total risk-based capital
ratios for the Company and
the Bank were 14.07%
and 13.93%,
respectively.
•
Tangible
book value
per
common
share (a
non-GAAP
measure)
was $12.42
at September
30, 2026,
representing
an increase
of $0.87 or
7.6% from $11.55
at September
30, 2025.
At September
30, 2026,
tangible book value
per
common share was negatively
affected by ($2.35) due to an accumulated other comprehensive loss of $43.3 million.
At
September
30,
2025,
tangible
book
value
per
common
share
was
negatively
affected
by
($2.09)
due
to
an
accumulated comprehensive
loss of $37.8 million. See “Reconciliation and Management
Explanation for Non-GAAP
Financial
Measures”
included in this
Form 10-Q
for a reconciliation
of this
non-GAAP financial
measure.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
assumptions
,
and
judgments
based
on available
information.
These
estimates,
assumptions
,
and
judgments
affect
the amounts
reported
in
the consolidated
financial statements
and accompanying
notes.
These estimates,
assumptions
,
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
Directors
.
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
September 30, 2026 December 31, 2025
Consolidated Balance Sheets:
Total assets
$ 3,011,481 $ 2,791,540
Total loans
(1)
$ 2,322,094 $ 2,189,257
Total deposits
$ 2,446,315 $ 2,345,080
Total stockholders'
equity
$ 229,362 $ 217,183
(1)
Loan
amounts
include
deferred
fees/costs.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Three Months Ended
September 30,
Nine Months Ended
September 30,
2026 2025 2026 2025
Consolidated Statements of Operations:
Net interest income
before
provision
for credit losses
$ 24,300 $ 21,274 $ 70,735 $ 61,423
Total non
-interest income
$ 2,672 $ 3,684 $ 10,382 $ 10,770
Total non
-interest expense
$ 14,731 $ 13,048 $ 42,408 $ 37,734
Net income
$ 9,528 $ 8,939 $ 27,957 $ 24,737
Profitability:
Efficiency
ratio
54.62% 52.28% 52.28% 52.27%
Net interest margin
3.37% 3.14% 3.38% 3.17%
The
Company’s
results
of
operations
depend
substantially
on
the
levels
of
our
net
interest
income
and
non-interest
income. Other factors
contributing to the results of operations
include our provision for
credit losses, the level
of non-interest
expense,
and the provision
for income
taxes.
Three
months ended
September
30, 2026 compared
to the
three months
ended September
30, 2025
Net income
increased
$589 thousand
to $9.5
million for
the three months
ended September
30, 2026
from $8.9
million
for the same period
in 2025. The $589
thousand or 6.6%
increase in net income
was primarily
driven by higher income
from
a larger loan
portfolio and
expansion of
the
net interest margin
resulting
primarily
from lower
funding costs.
These benefits
were partially
offset by
higher non-interest
expense
and lower
non-interest
income.
Nine months
ended September
30, 2026
compared
to the nine
months ended
September
30, 2025
Net income
increased
$3.2 million
to $28.0
million
for the
nine
months
ended September
30, 2026
from
$24.7
million
for the
same
period in
2025. The
$3.2
million
or 13.0%
increase
in net income
was
primarily driven
by higher
income from
a larger loan portfolio and,
to a lesser extent,
a decrease in interest
expense. The increase
in net income was
partially offset
by
increases
in non-interest
expense,
income
tax expense,
and
provision
for credit
losses,
as
well as
lower
non-interest
income.
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
is equal
to the
difference
between
yields earned on
interest-earning
assets and
rates paid on interest-bearing
liabilities. Net
interest
margin
is equal
to
the
annualized
net interest
income
divided
by
average
interest-earning
assets.
Because
non-interest-
bearing sources
of funds, such
as non-interest-bearing
deposits and
stockholders’ equity,
also fund interest-earning
assets,
net interest
margin includes
the indirect
benefit
of these non-interest-bearing
funding sources.
Changes
in
market
interest
rates
and
interest
rates
we
earn
on
interest-earning
assets
or
pay
on
interest-bearing
liabilities, as well as the volume and
types of interest-earning
assets and interest-bearing
and non-interest-bearing
liabilities,
are usually
the largest
drivers
of periodic
changes
in net
interest
spread,
net interest
margin
and
net interest
income.
Our
asset liability
committee
(“ALCO”)
has
in place
asset-liability
management
techniques
to manage
major factors
that affect
net interest
income and net
interest margin.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
The
following
table contains
information
related
to average
balances,
average
yields
earned
on
assets, and
average
costs
of liabilities
for the periods indicated
(dollars in
thousands):
Three Months Ended September
30,
2026 2025
Average
(1)
Balance Interest Yield/Rate
(2)
Average
(1)
Balance Interest Yield/Rate
(2)
Assets
Interest-earning assets:
Loans
held
for investment
(3)
$ 2,309,091 $ 35,547 6.11% $ 2,099,043 $ 32,866 6.21%
Investment
securities
(4)
476,825 4,013 3.34% 461,303 3,522 3.03%
Other
interest
-earnings
assets
75,399 639 3.36% 130,740 1,332 4.04%
Total
interest
-earning
assets
2,861,315 40,199 5.57% 2,691,086 37,720 5.56%
Non-interest
-earning
assets
104,166 107,029
Total
assets
$ 2,965,481 $ 2,798,115
Liabilities and stockholders'
equity
Interest-bearing liabilities:
Interest
-bearing
demand
deposits
$ 68,264 357 2.07% $ 47,338 286 2.40%
Savings
and
money
market deposits
1,286,075 8,554 2.64% 1,319,862 10,343 3.11%
Time deposits 546,646 4,974 3.61% 520,345 5,036 3.84%
Total
interest
-bearing
deposits
1,900,985 13,885 2.90% 1,887,545 15,665 3.29%
FHLB advances 121,110 1,213 3.97% 40,065 377 3.73%
Subordinated
notes,
net
39,389 801 8.07% 26,029 404 6.16%
Total
interest
-bearing
liabilities
2,061,484 15,899 3.06% 1,953,639 16,446 3.34%
Non-interest
-bearing
demand
deposits
610,271 569,522
Other
non
-interest
-bearing
liabilities
57,841 49,638
Total
liabilities
2,729,596 2,572,799
Stockholders'
equity
235,885 225,316
Total
liabilities
and
stockholders'
equity
$ 2,965,481 $ 2,798,115
Net interest
income
$ 24,300 $ 21,274
Net interest
spread
(5)
2.51% 2.22%
Net interest
margin
(6)
3.37% 3.14%
(1)
Average balances
- Daily
average balances
are used to
calculate
yields/rates.
(2)
Annualized.
(3)
Average loan balances include
deferred fees/costs
and non-accrual
loans.
Interest income
on loans
includes
accretion of
deferred loan fees, net of
deferred
loan
costs.
(4)
At fair value except
for securities
held
to maturity.
This
amount includes
FHLB stock.
(5)
Net interest spread is the weighted
average yield
on total interest-earning
assets minus
the weighted
average
rate on total
interest-bearing liabilities.
(6)
Net interest
margin
is the
ratio
of net
interest
income
to average
total interest
-earning
assets.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Nine Months Ended
September 30,
2026 2025
Average
Balance
(1)
Interest Yield/Rate
(2)
Average
Balance
(1)
Interest Yield/Rate
(2)
Assets
Interest-earning assets:
Loans
held
for investment
(3)
$ 2,249,078 $ 103,235 6.14% $ 2,048,192 $ 95,057 6.21%
Investment
securities
(4)
464,395 11,282 3.25% 449,376 9,978 2.97%
Other
interest
-earnings
assets
87,056 2,294 3.52% 90,169 2,817 4.18%
Total
interest
-earning
assets
2,800,529 116,811 5.58% 2,587,737 107,852 5.57%
Non-interest
earning
assets
100,258 106,933
Total
assets
$ 2,900,787 $ 2,694,670 $
Liabilities and stockholders'
equity
Interest-bearing liabilities:
Interest
-bearing
demand
deposits
$ 57,417 $ 978 2.28% $ 49,191 $ 909 2.47%
Savings
and
money
market deposits
1,274,466 25,165 2.64% 1,243,911 29,088 3.13%
Time deposits
535,009 14,302 3.57% 457,847 13,297 3.88%
Total
interest
-bearing
deposits
1,866,892 40,445 2.90% 1,750,949 43,294 3.31%
FHLB advances
110,654 3,229 3.90% 98,151 2,731 3.72%
Subordinated
notes,
net
39,351 2,402 8.16% 8,771 404 6.16%
Total
interest
-bearing
liabilities
2,016,897 46,076 3.05% 1,857,871 46,429 3.34%
Non-interest
bearing
demand
deposits
609,178 570,918
Other
non
-interest
-bearing
liabilities
45,647 41,422
Total
liabilities
2,671,722 2,470,211
Stockholders'
equity
229,065 224,459
Total
liabilities
and
stockholders'
equity
$ 2,900,787 $ 2,694,670
Net interest
income
$ 70,735 $ 61,423
Net interest
spread
(5)
2.52% 2.23%
Net interest
margin
(6)
3.38% 3.17%
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
total interest
-earning
assets minus
the weighted
average rate on
total interest
-bearing
liabilities.
(6)
Net interest
margin
is the
ratio
of net
interest
income
to average
total interest
-earning
assets.
Three
months ended
September
30, 2026 compared
to the
three months
ended September
30, 2025
Net interest
income
before
the provision
for credit
losses
was $24.3
million for
the three months
ended September
30,
2026, an increase
of $3.0
million or
14.2%,
from $21.3
million for the same
period in 2025.
This growth was
primarily driven
by higher
income
from a
larger loan
portfolio
and lower
rates
paid on
interest-bearing
deposits.
This increase
was partially
offset by
increased interest
expense associated
with FHLB
advances
and the subordinated
notes.
The NIM
was 3.37%
for the
three months
ended September
30, 2026
and 3.14%
for the
same period
in 2025.
The 23-
basis point
increase
in net
interest
margin
was primarily
attributable
to a
reduction
in
the weighted
average
rates
paid on
interest-bearing
deposits,
particularly
savings and
money market
accounts,
together with
a favorable earning
asset mix.
Nine months
ended September
30,
2026
compared
to the nine
months ended
September
30, 2025
Net interest
income
before
the provision
for credit
losses
was $70.7
million
for the
nine
months
ended September
30,
2026, an increase
of $9.3 million
or 15.2%,
from $61.4
million for the same
period in 2025.
This growth was
primarily driven
by higher income from a larger loan portfolio
and a reduction in the weighted average
rates paid on interest-bearing
deposits
between the
periods. This
increase was
partially offset
by increased
interest expense
associated with
FHLB advances
and
the subordinated
notes.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
The NIM
was 3.38%
for the
nine months
ended September
30, 2026
and 3.17%
for the
same period
in 2025. The
NIM
expansion
of 21
basis points
primarily
reflects
the decrease
in the
weighted
average
interest
rate paid
on interest-bearing
deposits,
particularly
on savings
and money market
deposits.
Provision for
Credit Losses
The provision
for credit losses
represents
a charge to
earnings
necessary
to maintain
an allowance
for credit
losses at
a level
that, in
management's
evaluation,
is adequate
to provide
coverage
for all
expected
credit
losses. The
provision
for
credit
losses
is impacted
by
variations
in the
size and
composition
of our
loan
and
investment
securities
portfolio,
recent
historical and
projected future
economic conditions,
our internal assessment
of the credit
quality of the loan
and investment
securities
portfolios
and net charge-offs.
Three
months ended
September
30, 2026 compared
to the
three months
ended September
30, 2025
The provision
for credit
losses was
$53 thousand
for the
three months
ended September
30, 2026
compared
to
$105
thousand
for
the
same
period
in
2025.
The
decrease
primarily
reflected
a
$287
thousand
release
related
to
unfunded
commitments
resulting from
lower loss
rates under
CECL, partially
offset by
a higher
provision
for credit
losses
on loans.
Nine months
ended September
30,
2026
compared
to the nine
months ended
September
30, 2025
The provision for credit loss
es was $2.1 million for the nine months ended September
30, 2026 compared to $1.8
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
(in thousands):
Three Months Ended September 30, Nine Months Ended September 30,
2026 2025 2026 2025
Service fees
$ 1,542 $ 2,661 $ 7,243 $ 7,394
Gain (loss) on sale
of securities available for
sale, net
- (28) 14 (28)
Gain on sale of
loans held for sale,
net
165 128 271 804
Other non-interest income
965 923 2,854 2,600
Total non
-interest income
$ 2,672 $ 3,684 $ 10,382 $ 10,770
Three
months ended
September
30, 2026 compared
to the
three months
ended September
30, 2025
Non-interest
income
for the
three
months
ended September
30, 2026
decreased
$1.0 million
,
or 27.5%,
compared
to
the same
period
in
2025.
This
decrease
was
primarily
driven
by
a $551
thousand
decrease
in
income
generated
by the
Company’s
loan
swap
program
and
a $438
thousand
decrease
in
loan
prepayment
penalty
income,
both of
which
were
reported under
service fees,
compared
to the same
period last
year.
Nine months
ended September
30,
2026
compared
to the nine
months ended
September
30, 2025
Non-interest
income
for the
nine months
ended September
30, 2026
decreased
$388
thousand
or 3.6%,
compared
to
the
same
period
in
2025.
The
decrease
was
primarily
attributable
to
a
$586
thousand
decrease
in
prepayment
penalty
income, a $524 thousand
decrease
in title insurance fees, and
a $533 thousand decrease
in gains on the sale of SBA loans.
These
decreases
were
partially
offset
by
a
$838
thousand
increase
in income
generated
by
the
Company’s
loan
swap
program,
which is
reported under
service fees
in the
Consolidated
Statements
of Operations.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Non-Interest
Expense
The following
table presents
the components
of non-interest
expense
for the dates indicated
(in thousands):
Three Months Ended September 30, Nine Months Ended September 30,
2026 2025 2026 2025
Salaries and employee benefits
$ 9,295 $ 7,909 $ 26,402 $ 23,499
Occupancy
1,352 1,382 4,037 4,003
Regulatory assessment
and fees
392 377 1,273 1,194
Consulting and legal fees
663 585 1,807 1,041
Network and information
technology
services
802 656 1,886 1,725
Other operating
2,227 2,139 7,003 6,272
Total non
-interest expense
$ 14,731 $ 13,048 $ 42,408 $ 37,734
Three
months ended
September
30, 2026 compared
to the
three months
ended September
30, 2025
Non-interest
expense
for the
three months
ended
September
30, 2026
increased
$1.7
million
or
12.9%,
compared
to
the same period in 2025. This increase
was primarily driven
by an increase of $1.4 million in salaries and employee
benefits,
consisting of a $547 thousand
increase in salaries associated
with additional full-time employees,
a $559 thousand increase
in sales
incentives,
a $145
thousand
increase in
benefits (health
insurance
expense),
an $88
thousand
increase in
401(k)
expense,
and
a
$143
thousand
increase
in
stock-based
compensation
expense.
Additionally,
network
and
information
technology
services
increased $146
thousand, primarily
due to enhancements
to the data
server infrastructure.
Nine months
ended September
30,
2026
compared
to the nine
months ended
September
30, 2025
Non-interest
expense for the nine
months ended September
30, 2026 increased
$4.7 million or 12.4%,
compared to the
same
period in
2025. The
increase
was primarily
driven
by an
increase of
$2.9 million
in salaries
and
employee
benefits,
consisting
of $1.2 million related
to merit increases
and new full-time
employee salaries,
a $540 thousand
increase in
sales
incentives,
a
$496
thousand
increase
in
benefits
(health
insurance
and
401(k)
expenses),
a
$359
thousand
increase
in
stock-based
compensation
expense,
and a
$192 thousand
increase
in payroll
taxes.
In addition,
consulting
and legal
fees
increased
$766
thousand,
primarily
due
to a
$448
thousand
increase
in professional
fees
related
to marketing
consulting
and
executive
talent
search
services
and
a
$381
thousand
increase
in legal
fees
related
to
the
reimbursement
of
legal
expenses
recognized
during
the first
and
second
quarters
of 2025,
which reduced
legal
expense in
the prior-year
period.
Other non-interest
expenses increased
by $731 thousand,
mainly due to a $173 thousand
increase in promotional
expense,
a $285
thousand increase
in excise
tax expense,
and an
$86 thousand
increase in
ATM expense.
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
September
30, 2026 compared
to the
three months
ended September
30, 2025
Income
tax expense
for the
three months
ended September
30, 2026
was $2.7
million
as compared
to $2.9
million
for
the same
period in
2025.
The effective
tax rate
for the
three months
ended September
30, 2026
was
21.82%
compared
to
24.28% for
the same
period in
2025.
Nine months
ended September
30,
2026
compared
to the nine
months ended
September
30, 2025
Income
tax expense
for the
nine
months ended
September
30, 2026
was $8.6
million
as
compared
to
$7.9 million
for
the same period
in 2025.
The Company
recognized a non-recurring
$619 thousand
income tax
benefit in the first
quarter of
2026 resulting
from an adjustment
to the
deferred tax asset
calculation
as of December
31, 2025. The effective
tax rate for
the nine months
ended September
30, 2026
was 23.59%
compared
to 24.22%
for the
same period
in 2025.
For
a
further
discussion
of
income
taxes,
see
Note
5
“Income
Taxes”
to
the
unaudited
Consolidated
Financial
Statements
in Item
1 of Part I
of this
Form 10-Q.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Analysis
of Financial Condition
Total
assets
at September
30, 2026
were $3.0
1
billion,
an
increase of
$219.9
million, or
10.5%
annualized,
over total
assets
of
$2.79
billion
at
December
31,
2025.
Total
loans,
net
of
deferred
fees/costs,
increased
$132.8
million,
or
8.1%
annualized,
to
$2.32
billion
at
September
30,
2026
compared
to
$2.19
billion
at
December
31,
2025.
Total
deposits
increased
by
$101.2
million,
or
5.8%
annualized,
to
$2.45
billion
at
September
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
adequate risk
-based
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
mortgage
-backed
securities,
collateralized
mortgage
obligation
s, corporate
bonds
,
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
polic
ies.
When
evaluating
AFS debt
securities
under ASC
Topic
326, the
Company
evaluates
whether the
decline in
fair value
is attributable to credit losses or other factors
like interest
rate risk, using both quantitative and qualitative
analyses,
including
company
performance
analysis, review
of
credit ratings,
vintage bonds,
remaining payment terms, prepayment
speeds
and
analysis
of
macro-economic
conditions
.
As a
result
of
this
evaluation,
the
Company
concluded
that
no
allowance
was
required
on AFS
securities
as of
September
30, 2026 and as of
December
31, 2025.
At
quarter
end,
HTM
securities
included
$133.1
million
of
U.S.
Government
and
U.S.
Government
Agencies
issued
bonds
and
mortgage
-backed
securities.
Because
of
the explicit
and/or
implicit
guarantee
on these
bonds,
the Company
holds
no reserves
on
these
holdings.
Using
the PD/LGD
methodology
and
considering
that
there are
no
HTM securities
exposed
to non
‑
government
credit risk,
the Company
estimated
ACL of
$0 as
of
September 30,
2026.
For periods
where
there
was an
ACL for
HTM securities
recorded
the
book
value for
debt securities
classified
as HTM
represents
amortized
cost
less ACL.
Aggregate
AFS and
HTM investment
securities
increased
$14.3 million
to $475.7 million
at September
30, 2026
from
$461.4
million
at December
31, 2025.
As of
September
30, 2026,
investment
securities
with a
market
value
of
$54.7 million
were
pledged
to
secure
public
deposits
.
The investment portfolio
does
not
contain
any tax-exempt
securities.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
The following
table presents
the amortized
cost
and fair
value of
investment
securities
for the
dates
indicated
(dollars
in thousands
):
September 30, 2026 December 31, 2025
Available-for-sale:
Amortized
Cost Fair Value
Amortized
Cost Fair Value
U.S. Government
Agency
$ 11,882 $ 10,467 $ 15,169 $ 14,144
Collateralized mortgage obligations
82,427
62,334
92,871
75,828
Mortgage-backed securities - residential
34,446
26,792
35,865
29,917
Mortgage-backed
securities - commercial
212,444
193,989
174,622
168,108
Municipal securities
5,189
3,963
5,196
4,263
Bank subordinated debt securities
45,931
45,079
15,284
15,230
$ 392,319 $ 342,624 $ 339,007 $ 307,490
Held-to-maturity:
U.S. Government
Agency
$ 36,664 $ 32,566 $ 41,158 $ 37,970
Collateralized mortgage obligations
47,284 40,841 51,431 46,786
Mortgage-backed securities - residential
34,363 30,274 37,221 34,718
Mortgage-backed
securities - commercial
14,790 13,016 15,088 14,051
Corporate bonds
- - 9,045 8,983
$ 133,101 $ 116,697 $ 153,943 $ 142,508
Allowance
for credit losses
- securities held-to-maturity
- (2)
Securities held-to
maturity,
net of allowance
for credit losses
$ 133,101 $ 153,941
The following
table shows
the weighted
average
yields,
categorized
by
contractual
maturity,
for
investment
securities
as of September
30, 2026 (in
thousands,
except yields
):
Within 1 year
After 1 year
through
5 years
After 5 years
through
10 years
After 10 years Total
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Amortized
Cost Yield
Available-for-sale:
U.S. Government
Agency
$ - - $ - - $ - - $ 11,882 2.77% $ 11,882 2.77%
Collateralized mortgage obligations
- - - - - - 82,427 1.57% 82,427 1.57%
MBS - residential
- - - - - - 34,446 2.44% 34,446 2.44%
MBS - commercial
- - 4,998 4.55% 4,706 4.80% 202,740 4.27% 212,444 4.28%
Municipal
securities
- - - - 5,189 1.87% - - 5,189 1.87%
Bank subordinated debt securities
- - 4,954 6.24% 40,977 5.52% - - 45,931 5.60%
$ - - $ 9,952 5.39% $ 50,872 5.08%
$ 331,495 3.35% $ 392,319 3.63%
Held-to-maturity:
U.S. Government
Agency
$ 4,993 1.24% $ 17,652 1.21% $ 1,426 2.65% $ 12,593 1.98% $ 36,664 1.54%
Collateralized mortgage obligations
- - - - - - 47,284 1.65% 47,284 1.65%
MBS - residential
11 2.99% 8,829 1.65% - - 25,523 2.27% 34,363 2.11%
MBS - commercial
- - 3,031 1.63% - - 11,759 2.56% 14,790 2.37%
$ 5,004 1.24% $ 29,512 1.39% $ 1,426 2.65% $ 97,159 1.97% $ 133,101 1.82%
Loans
Loans are
the largest
category
of
interest-earning
assets
on the unaudited
Consolidated
Balance
Sheets,
and
usually
provide
higher yields
than the
remainder
of
the interest-earning
assets. Higher
yields
typically
carry greater
inherent credit
and liquidity
risks in comparison
to lower yield
assets. The Company
manages and
mitigates
such risks
in accordance
with
the credit
and ALM
policies,
risk tolerance
and balance
sheet composition.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
The following
table shows
the loan
portfolio composition
as of the
dates indicated
(in
thousands):
September 30, 2026 December 31, 2025
Total
Percent of
Total Total
Percent of
Total
Residential real
estate
$ 347,565 15.0% $ 307,692 14.1%
Commercial
real estate
1,349,240 58.2% 1,244,835 57.0%
Commercial
and industrial
298,362 12.9% 295,548 13.5%
Correspondent banks
128,168 5.5% 127,968 5.9%
Consumer
and other
193,688 8.4% 207,215 9.5%
Total gross
loans
2,317,023 100.0% 2,183,258 100.0%
Plus: Deferred
fees/costs
5,071 5,999
Total loans
net of deferred
fees/costs
2,322,094 2,189,257
Less: Allowance for credit
losses
27,018 25,500
Total net loans
$ 2,295,076 $ 2,163,757
Total
loans,
net
of
deferred
fees/costs,
increased
by
$132.8 million,
or
8.1%
annualized
to
$2.32
billion,
at
September
30, 2026
compared
to December
31, 2025.
The commercial
real estate
loan segment
had
the most
significant
balance increase
compared
to
December
31, 2025.
Our
loan
portfolio
continues
to grow,
with commercial
real
estate
lending
being
the primary
focus
which
represented
approximately
58.2%
of
the total gross
loan
portfolio
as of September
30, 2026.
Our
loan growth
strategy since
inception
has been
reflective
of
the market in which
we operate and
of
our strategic
plan as
approved
by
the Board.
The growth
experienced in recent years
is primarily due to
implementation of
our relationship-based banking
model and
the success
of
our relationship managers
in competing
for new business in a highly
competitive
metropolitan
area. Many of
our
larger
loan
clients
have
long-term
relationships
with
members
of
our
senior
management
team
or
our
relationship
managers
that date
back
to
former
institutions.
From
a liquidity
perspective,
our
loan
portfolio
provides
us with
additional
liquidity
due to
repayments
or unexpected
prepayments.
The
following
table
shows
maturities
and
sensitivity
to
interest
rate
changes
of
the
loan
portfolio
at
September
30, 2026
(in thousands
):
Due in 1 year or
less
Due in 1 to 5
years
Due after 5 to
15
years
Due after 15
years Total
Residential real
estate
$ 13,601 $ 81,505 $ 62,261 $ 190,198 $ 347,565
Commercial
real estate
80,719 586,819 677,937 3,765 1,349,240
Commercial
and industrial
12,275 108,951 134,064 43,072 298,362
Correspondent banks
128,168 - - - 128,168
Consumer
and other
3,863 839 20,981 168,005 193,688
Total gross
loans
$ 238,626 $ 778,114 $ 895,243 $ 405,040 $ 2,317,023
Interest rate sensitivity:
Fixed interest rates
$ 178,365 $ 187,204 $ 167,688 $ 289,667 $ 822,924
Floating or adjustable
rates
60,261 590,910 727,555 115,373 1,494,099
Total gross
loans
$ 238,626 $ 778,114 $ 895,243 $ 405,040 $ 2,317,023
The
information
presented
in the
table
above
is
based
upon
the contractual
maturities
of
the individual
loans,
which
may
be subject
to
renewal
at
their
contractual
maturity.
Renewals
will
depend
on approval
by
our
credit
department
and
balance sheet composition
at
the time of the
analysis, as well as any modification
of terms
at
the loan’s maturity.
Additionally,
maturity
concentrations,
loan
duration,
prepayment
speeds
and
other
interest
rate
sensitivity
measures
are
discussed,
reviewed,
and analyzed
by
the
ALCO. Decisions
on term/rate modifications
are discussed
as well.
As of
September
30, 2026,
approximately
64.5%
of
the loan
portfolio
has adjustable/variable
rates
and
35.5%
of
the
loan portfolio
has fixed
rates. The
adjustable/variable
rate loans re-price
to different
benchmarks and tenors
and in different
periods
of
time. By
contractual
characteristics,
there are no material concentrations
on anniversary repricing
.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Asset Quality
Our asset quality grading
analysis estimates
the capability of the borrower
to repay the contractual
obligation
of the loan
agreement as
scheduled or
at all. The Company’s
internal credit
risk grading system
is based on
experiences with
similarly
graded
loans. Internal
credit risk
grades
are reviewed
at
least once
a year,
and more
frequently
as needed.
Internal credit
risk ratings
may change
based
on management’s
assessment
of
the results
from
the
annual
review,
portfolio
monitoring,
and other
developments
observed
with borrowers.
The internal
credit
risk grades
used by
the Company
to
assess
the credit
worthiness of
a loan are shown
below:
Pass
– Loans indicate
different
levels of
satisfactory
financial
condition
and performance.
Special Mention
– Loans classified
as special
mention have
a potential
weakness that deserves
management’s
close
attention.
If left
uncorrected,
these potential
weaknesses may
result in deterioration
of
the repayment
prospects
for
the loan or
of
the institution’s
credit
position
at some
future date.
Substandard
– Loans classified
as substandard
are inadequately protected
by
the current net worth and
paying
capacity
of
the obligator
or of
the collateral
pledged,
if
any.
Loans so
classified
have a well-defined
weakness or
weaknesses
that jeopardize
the liquidation
of
the debt.
They are characterized by the
distinct
possibility
that the
institution
will sustain
some
loss
if
the deficiencies
are not corrected.
Doubtful
– Loans classified
as doubtful
have all the weaknesses
inherent in those classified
at substandard,
with
the added
characteristic
that the
weaknesses
make collection
or liquidation
in full on the basis
of
currently existing
facts,
conditions,
and values,
highly
questionable
and improbable.
Loss
– Loans classified
as loss
are considered
uncollectible.
Loan credit
exposures
by
internally assigned
grades
are as follows
for
the dates
indicated
(in thousands
):
September 30, 2026
Pass Special Mention Substandard Doubtful Total
Residential real
estate
$ 344,805 $ 1,120 $ 1,640 $ - $ 347,565
Commercial
real estate
1,330,723 11,377 7,140 - 1,349,240
Commercial
and industrial
296,279 741 1,342 - 298,362
Correspondent banks
128,168 - - - 128,168
Consumer
and other
193,688 - - - 193,688
$ 2,293,663 $ 13,238 $ 10,122 $ - $ 2,317,023
December 31, 2025
Pass Special Mention Substandard Doubtful Total
Residential real
estate
$ 304,276 $ 916 $ 2,500 $ - $ 307,692
Commercial
real estate
1,230,823 11,613 2,399 - 1,244,835
Commercial
and industrial
293,169 907 1,472 - 295,548
Correspondent banks
127,968 - - - 127,968
Consumer
and other
207,215 - - - 207,215
$ 2,163,451 $ 13,436 $ 6,371 $ - $ 2,183,258

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Non-Performing
Assets
The following
table presents
non-performing
assets
as of
the dates
shown (in thousands
,
except
ratios):
September 30, 2026 December 31, 2025
Non-accrual loans
$ 7,689 $ 3,138
Loans past due over
90 days and still
accruing
- -
Total non
-performing
loans
$ 7,689 $ 3,138
Other real estate owned
- -
Total non
-performing
assets
$ 7,689 $ 3,138
Asset quality ratios:
Allowance for credit losses
to total loans
1.16% 1.16%
Allowance for credit losses
to non-performing loans
351% 813%
Non-performing
loans to total loans
0.33% 0.14%
Non-performing
assets
include
all
loans
categorized
as
non-accrual,
other
real
estate
owned
(“OREO”)
and
other
repossessed
assets. Problem loans
for which the collection
or liquidation in full is reasonably
uncertain are
placed on a non-
accrual status.
This determination
is based on current
existing facts
concerning collateral values
and the paying
capacity of
the
borrower.
When
the
collection
of
the full
contractual
balance
is
unlikely,
the
loan
is
placed
on
non-accrual
to
avoid
overstating
the Company’s
income
for
a loan with increased
credit
risk.
If the
principal
or interest
on a
commercial
loan becomes
due
and unpaid
for 90
days
or more,
the
loan
is placed
on
non-accrual
status as
of
the date
it becomes
90 days
past due
and remains
in non-accrual
status
until it
meets the criteria
for restoration
to
accrual status.
Residential
loans, on
the other
hand, are
placed on
non-accrual
status when
the principal
or interest
becomes
due and
unpaid
for 120
days or
more
and
remains in
non-accrual
status
until
it meets
the criteria
for
restoration
to
accrual
status.
Restoring
a
loan
to
accrual
status
is
possible
when
the
borrower
resumes
payment
of
all
principal and
interest
payments for
a period of
six consecutive
months and the Company
has a documented
expectation of
repayment
of
the remaining contractual
principal and
interest or the loan
becomes
secured and in the
process
of
collection.
The
Company
may
grant
a
loan
concession
to
a
borrower
experiencing
financial
difficulties.
This
determination
is
performed
during
the
annual
review
process
or
whenever
problems
surface
regarding
the
borrower’s
ability
to
repay
in
accordance
with the
original
terms
of
the loan
or line
of
credit. The
concessions
are given
to
the debtor
in various
forms,
including interest
rate reductions,
principal forgiveness,
extension of maturity
date, waiver or deferral of
payments and other
concessions
intended
to
minimize potential
losses.
For further
discussion
of
non-performing
loans and borrowers
experiencing
financial
difficulties
,
see Note 3 “Loans”
to
the unaudited
Consolidated
Financial Statements
in Item 1 of
Part 1 of
this Form
10-Q.
Allowance
for Credit Losses
The
ACL
on
loans
represents
an
amount
that,
in
management's
evaluation,
is
adequate
to
provide
coverage
for
all
expected
future credit
losses
on outstanding
loans. Additionally,
qualitative adjustments
are made to
the ACL when, based
on
management’s
judgment,
there
are
factors
impacting
the
allowance
estimate
not
considered
by
the
quantitative
calculations.
See Note 3
“Loans” in
Item 1 of
Part 1 of
this Form
10-Q for
more information
on the ACL.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
The following
table presents
ACL on
loans
and
net charge
-offs
to average
loans by
type for
the periods
indicated
(in
thousands
):
Residential
Real
Estate
Commercial
Real Estate
Commercial
and
Industrial
Correspondent
Banks
Consumer
and Other Total
Three Months Ended September 30,
2026
Beginning balance $ 5,204 $ 10,116 $ 5,738 $ 1,094 $ 4,549 $ 26,701
Provision for credit losses (1) 565 415 (263) (78) (299) 340
Recoveries 2 - 3 - - 5
Charge-offs (27) - - - (1) (28)
Ending Balance
$ 5,744 $ 10,531 $ 5,478 $ 1,016 $ 4,249 $ 27,018
Average loans
$ 353,313 $ 1,330,530 $ 300,007 $ 126,019 $ 199,222 $ 2,309,091
Net charge-offs
(recoveries) to average
loans (2)
0.03% - % (0.00)% - % 0.00% 0.00%
Nine Months Ended September 30,
2026
Beginning balance
$ 5,908 $ 9,476 $ 4,814 $ 1,015 $ 4,287 $ 25,500
Provision for credit losses (3)
143 1,055 656 1
(30) 1,825
Recoveries
16 - 8 -
- 24
Charge-offs
(323) - - -
(8) (331)
Ending Balance
$ 5,744 $ 10,531 $ 5,478 $ 1,016 $ 4,249 $ 27,018
Average loans
$ 337,680 $ 1,291,141 $ 276,424 $ 127,852 $ 215,981 $ 2,249,078
Net charge-offs
(recoveries) to average
loans (2)
0.12% - % (0.01)% 0.00% 0.00% 0.02%
(1) Provision for credit losses excludes a $287 thousand release due to unfunded commitments included in
accrued interest and
other
liabilities.
(2) Annualized.
(3) Provision for
credit losses excludes
a $298 thousand
provision
due to unfunded
commitments
included
in accrued interest
and
other liabilities
and a $2 thousand
release related
to investment securities
held to maturity.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
(0.01)% - % (0.01)% - % 0.01% (0.00)%
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
(0.01)% - % (0.01)% - % 0.69% 0.07%
(1) Provision for credit losses excludes a $80 thousand provision due to unfunded commitments
included
in accrued interest
and
other
liabilities
and a $2 thousand
release related
to investment securities
held to maturity.
(2) Annualized.
(3) Provision for credit losses excludes $224
thousand provision
due to unfunded
commitments
included
in accrued interest
and
a $1
thousand release
related to investment
securities held
to maturity.
The
Federal
Open
Market
Committee
(“FOMC”)
economic
forecasts
as
of
September
30,
2026,
reflected
moderate
improvement
relative
to December
31, 2025
and
September
30, 2025.
The for
ecast for
real GDP,
the unemployment
rate
,
and
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
September 30, 2026,
for every
100 basis
point
increase in the HPI,
the
forecast
reduces
reserves
by
approximately
$226
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
September
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
$6.2 million,
or 22.9%,
in the
ACL.
The
sensitivity
analysis
is
intended
solely
to
illustrate
the
responsiveness
of
the
ACL
to
changes
in
qualitative
assumptions
and does
not represent
a change
in management’s
judgment.
For comparative
purposes,
in prior periods
the
Company stress tested
the commercial real estate loan subcategory
based on collateral code (1st lien, commercial property)
rather
than the non
‑
owner
‑
occupied
subsegment.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Bank-Owned
Life Insurance
As of
September 30,
2026,
the combined
cash surrender
value of
all bank-owned
life
insurance
(“BOLI”)
policies
was
$60.9
million.
Changes
in cash
surrender
value are
recorded
to
other
non-interest
income
in the
unaudited
Consolidated
Statements
of
Operations.
The Company
has
BOLI policies
with five
insurance carriers.
The Company
is the beneficiary of
these policies.
Deposits
Customer
deposits
are the primary funding
source
for
the Bank’s
growth.
Through our
network of
banking
centers, we
offer
a competitive
array of deposit accounts
and treasury management services
designed
to meet our customers’ business
needs.
Our
primary deposit
customers
are small
-to-medium
sized businesses
(“SMBs”),
and
the personal
business of
the
owners
and operators
of
these SMBs,
as well as the
retail/consumer
relationships
of
the employees
of
these businesses.
The following
table presents
the daily
average
balance
and average
rate paid
on deposits
by category
for the
periods
presented
(in thousands,
except
ratios):
Three Months Ended September 30,
2026 2025
Average Balance
Average Rate
Paid Average Balance
Average Rate
Paid
Non-interest bearing demand deposits $ 610,271 0.00% $ 569,522 0.00%
Interest-bearing
demand
deposits
68,264 2.07% 47,338 2.40%
Saving and
money
market deposits
1,286,075 2.64% 1,319,862 3.11%
Time
deposits
546,646 3.61% 520,345 3.84%
Total $ 2,511,256 2.19% $ 2,457,067 2.53%
The Company
has a
granular
deposit
portfolio
with outstanding
balances
comprised
of
57.9% in commercial
deposits,
27.3%
in personal
deposits,
6.9%
in public
funds
(which are
partially
collateralized)
and
7.9%
in brokered
deposits.
The
brokered
deposits
balance at
September
30, 2026 was $192.8 million
and $256.8
million
at December
31, 2025.
As of
September 30, 2026,
the Company
has
approximately
21 thousand
deposit
accounts
with the majority
of
which
were personal
accounts,
approximately
12 thousand or
58.2%. The
estimated average
account size
in our deposit
portfolio
was approximately
$118
thousand
as of
September
30, 2026.
The
amount
of
uninsured
deposits
are
estimated
based
on
the
FDIC
deposit
insurance
limit
of
$250
thousand
per
depositor
for each account ownership
category
for all deposit
accounts
at the Company.
The total estimated
percentage of
uninsured deposits
was 53% at September
30, 2026 and 51% at
December
31, 2025.
The Company
participates
in the IntraFi Network
through which
it offers
Certificate of
Deposit
Account
Registry Service
(“CDARS”)
and Insured Cash Sweep
(“ICS”) reciprocal
deposit
products.
Customer funds are placed with other participating
financial
institutions
in deposit
accounts
in amounts
designed
to
remain within
applicable
FDIC
insurance
limits,
allowing
customers
to
obtain
FDIC
insurance
coverage
on
larger
balances
while
maintaining
their
banking
relationship
with the
Company.
The
Company
receives
reciprocal
deposits
from
other
participating
institutions
in
connection
with
these
transactions.
Reciprocal deposits
through the IntraFi Network totaled
$197.7 million
and $183.2 million as
of
September 30,
2026 and December
31, 2025, respectively.
The following
table shows
scheduled
maturities of
uninsured time deposits
as of
September
30, 2026 (in thousands):
September 30, 2026
Three months
or less
$ 57,956
Over three through six months 65,740
Over six through twelve months 31,008
Over twelve months 53,053
$ 207,757

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
30, 2026, escrow
balances
totaled
$32.2 million
compared
to
$8.1 million
at December
31, 2025.
The increase
reflects
the normal growth
in escrow
accounts
pending
tax and
insurance payments.
Borrowings
FHLB
Advances
As
a
member
of
the
FHLB
of
Atlanta,
we
are
eligible
to
obtain
advances
with
various
terms
and
conditions.
This
accessibility
to additional funding allows us to efficiently
and timely
meet both expected and
unexpected outgoing
cash flows
and collateral
needs without
adversely
affecting
either daily
operations
or the financial
condition
of
the Company
.
As
of
September
30,
2026,
we
had
$106.5
million
of
fixed
-rate advances
and
$125.5
million
of
daily-rate
advances
outstanding
with the FHLB, with weighted
average interest
rates of
4.04% and 4.13%, maturing in October
2026, November
2026
and
December
2026
for
the fixed
-rate advances
and
May
2027
for the
daily-rate
advance,
as
detailed
in the
table
below.
The following
table presents
the FHLB advances
as of
September
30, 2026 (in thousands
):
September 30, 2026
Interest Rate Type of Rate Maturity Date Amount
4.19% Fixed
December
15, 2026
$ 35,000
4.02% Fixed
December
9, 2026
20,000
3.94% Fixed
November
25, 2026
31,500
3.93% Fixed October 13, 2026 20,000
4.13% Daily May 24, 2027 125,500
$ 232,000
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
7.625% Fixed
-to-Floating
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
2026
was
$1.1
million
and
at
December
31,
2025
was
$752
thousand.
The
increase was
primarily driven
by
an increase
in unfunded
commitments.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Since commitments
associated
with letters of credit
and commitments
to extend credit
may expire unused, the amounts
shown
do
not
necessarily
reflect
actual
future
cash
funding
requirements.
The
following
table
presents
lending
related
commitments
outstanding
as of
the dates
indicated
(in thousands
):
September 30, 2026 December 31, 2025
Commitments
to grant loans and
unfunded
lines of
credit
$ 194,822 $ 161,606
Standby and commercial
letters of credit
3,397 2,700
Total
$ 198,219 $ 164,306
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
(parallel and non
-parallel).
The economic
value approach
focuses
on a longer-term time horizon
and captures all
future cash
flows
expected
from
existing assets
and liabilities.
The economic
value model
utilizes
a static approach
in that
the analysis
does not
incorporate
new
business;
rather,
the analysis
shows
a snapshot
in time
of
the risk
inherent
in the
balance sheet.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Market
and Interest
Rate Risk
Management
According
to our
ALCO model,
as of
September
30, 2026,
both the
static and
dynamic
ALM
simulations
indicate
that
the Bank’s balance
sheet remains
liability
sensitive in Year
1, positioning
the Bank to benefit in a declining
rate environment
as
liabilities
reprice
more
quickly
than
assets,
resulting
in favorable
Net Interest
Income
(“NII”)
outcomes.
In
Year
2, the
models
diverge:
the dynamic
simulation
is
broadly
neutral
to
rising
rates
as
the balance
sheet
reprices,
while
the static
simulation reflects
lower NII under both rising
and falling rate scenarios.
This indicates that the more
balanced
Year 2 profile
depends
on
new
business
and
reinvestment
at
current
market
rates,
consistent
with
management’s
forward-looking
assumptions
embedded
in the dynamic
model.
Year
1 liability
sensitivity
increased
modestly
from
the prior
quarter,
consistent
with greater
reliance on
rate-sensitive
wholesale
funding
while
core
deposits
remained
essentially
flat.
During
the
quarter,
the
Bank
also
incorporated
updated
deposit
beta assumptions derived
from an independent
study of its historical deposit
pricing,
which assumes faster repricing
of
certain
interest-bearing
deposits
in rising
rate
scenarios.
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
non-maturity
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
longer-term
assets
declines
more
rapidly,
particularly
as loan prepayments
slow,
while certain funding
sources reprice
less immediately.
Conversely,
in declining
rate
scenarios, faster
prepayments and quicker
asset repricing help mitigate
downside
EVE exposure.
EVE sensitivity
increased
modestly
quarter over qu
arter, reflecting
the redeployment
of
cash into
longer-term assets
and greater reliance on
shorter-
tenor funding,
which widened the
duration
gap
between assets
and liabilities.
Overall, the
Bank remains well
positioned
to manage current interest
rate volatility,
with modest,
within-policy
exposure
under
rising
rate scenarios
and
favorable
positioning
in a
declining
rate environment.
Management
continues
to
actively
review ALM
results and
retains flexibility,
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
meet expected and unexpected
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
and off
-balance sheet obligations.
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

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
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
loans and meet
other cash needs as necessary.
As of
September
30, 2026,
the
Company
had
$412
million
in available
liquidity
on
its
balance
sheet,
consisting
of
$323
million
in unpledged
AFS
securities,
at
fair
value,
available
for use
as
collateral
and
$89
million
in
excess
cash.
Of the
Company's $459.3
million investment portfolio,
at
fair value,
$54.7 million was pledged
as
collateral, comprising
$19.2 million
of
AFS securities
and $35.5
million of
HTM securities.
The Company
also
held $81.2
million
in unpledged
HTM securities,
which are
excluded
from
available
liquidity
above but
could be
pledged
to the FHLB
or the Federal
Reserve
for additional
borrowing capacity.
The Company had an additional $274 million in
off
-balance
sheet liquidity,
excluding access
to brokered
deposits
and other
off
-balance sheet
sources
of
funding.
Management
believes current
liquidity
levels remain appropriate
relative to the Bank’s risk appetite,
balance sheet
size,
and anticipated
funding
needs under both
base case
and stressed
scenarios.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Capital Adequacy
As of
September 30, 2026,
the Company
and the Bank
were both
well capitalized
under the
FRB’s and
FDIC’s
prompt
corrective
action framework.
We also
follow
the capital conservation
buffer
framework,
and as
of
September
30, 2026, we
exceeded the capital
conservation
buffer
in all
capital ratios
,
according
to our actual ratios.
The following
table presents the
capital
ratios
for
the Company
and the Bank
at the dates
indicated
(in thousands
,
except
ratios).
The Company's consolidated regulatory capital amounts and ratios:
Actual
Minimum Capital
Requirements
To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
September 30, 2026
Total risk
-based capital
$ 333,421 14.07% $ 189,525 8.00% $ 236,906 10.00%
Tier 1 risk-based capital $ 265,952 11.23% $ 142,144 6.00% $ 189,525 8.00%
Common
equity tier 1 capital
$ 265,952 11.23% $ 106,608 4.50% $ 153,989 6.50%
Leverage ratio $ 265,952 8.88% $ 119,832 4.00% $ 149,789 5.00%
December 31, 2025
Total risk
-based capital
$ 305,225 13.91% $ 175,565 8.00% $ 219,457 10.00%
Tier 1 risk-based capital $ 239,671 10.92% $ 131,674 6.00% $ 175,565 8.00%
Common
equity tier 1 capital
$ 239,671 10.92% $ 98,756 4.50% $ 142,647 6.50%
Leverage ratio $ 239,671 8.46% $ 113,285 4.00% $ 141,606 5.00%
The Bank's regulatory capital amounts and ratios:
Actual
Minimum Capital
Requirements
To be Well Capitalized
Under Prompt Corrective
Action Provisions
Amount Ratio Amount Ratio Amount Ratio
September 30, 2026
Total risk
-based capital
$ 329,518 13.93% $ 189,188 8.00% $ 236,485 10.00%
Tier 1 risk-based capital $ 301,450 12.75% $ 141,891 6.00% $ 189,188 8.00%
Common
equity tier 1 capital
$ 301,450 12.75% $ 106,418 4.50% $ 153,715 6.50%
Leverage ratio $ 301,450 10.06% $ 119,844 4.00% $ 149,805 5.00%
December 31, 2025
Total risk
-based capital
$ 299,596 13.67% $ 175,387 8.00% $ 219,234 10.00%
Tier 1 risk-based capital $ 273,342 12.47% $ 131,541 6.00% $ 175,387 8.00%
Common
equity tier 1 capital
$ 273,342 12.47% $ 98,655 4.50% $ 142,502 6.50%
Leverage ratio $ 273,342 9.65% $ 113,296 4.00% $ 141,620 5.00%
Impact
of Inflation
Our
Consolidated
Financial
Statements
and
related
notes
have
been
prepared
in
accordance
with
U.S.
GAAP,
which require
the measurement
of
financial position
and operating results
in terms of
historical dollars,
without considering
the changes
in the
relative purchasing
power of
money over time due
to inflation.
The impact of
inflation
is mostly
reflected
in the increased
cost
of
operations; inflation
can negatively impact
overhead expenses and
other variable
expenses.
Unlike
most
industrial
companies,
nearly
all
our
assets
and
liabilities
are
monetary
in nature.
As a
result,
interest
rates
have
a
greater impact
on our performance
than the effects
of inflation.
Periods of
high inflation
are
often
accompanied
by relatively
higher interest
rates, and
periods
of
low inflation
are accompanied
by relatively
lower interest
rates. Inflationary
conditions
may also
influence
customer
deposit
behavior,
loan demand,
and pricing
dynamics,
which management
considers
as part
of
its
ongoing
balance sheet
and earnings plannin
g
processes.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Reconciliation
and Management
Explanation
of Non-GAAP
Financial Measures
Management
has
included
these
non-GAAP
measures
because
it
believes
these
measures
may
provide
useful
supplemental
information
for evaluating
the Company’s
underlying
performance
trends.
Further,
management
uses
these
measures
in
managing
and
evaluating
the
Company’s
business
and
intends
to
refer
to
them
in
discussions
about
our
operations
and
performance.
Operating performance
measures
should be
viewed
in addition
to,
and not
as an
alternative
to
or
substitute
for,
measures
determined
in accordance
with
GAAP,
and
are
not
necessarily
comparable
to
non-GAAP
measures that may be presented
by other companies. The following
tables
reconciles the non-GAAP
financial measurement
of operating net income available
to common shareholders
for the periods presented (dollars
in thousands,
except per share
data):
USCB FINANCIAL HOLDINGS,
INC.
NON-GAAP FINANCIAL
MEASURES
(UNAUDITED)
(Dollars
in
thousands)
As of or For the
Three Months Ended
9/30/2026 6/30/2026 3/31/2026 12/31/2025 9/30/2025
Pre-tax pre-provision ("PTPP") income:
(1)
Net income $ 9,528 $ 9,078 $ 9,351 $ 1,363 $ 8,939
Plus: Income
tax expense
2,660 3,636 2,335 1,911 2,866
Plus: Provision
for credit
losses
53 1,267 801 480 105
PTPP income $ 12,241 $ 13,981 $ 12,487 $ 3,754 $ 11,910
PTPP return on average assets:
(1)
PTPP income $ 12,241 $ 13,981 $ 12,487 $ 3,754 $ 11,910
Average assets $ 2,965,481 $ 2,900,725 $ 2,834,717 $ 2,799,863 $ 2,798,115
PTPP return on
average assets
(2)
1.64% 1.93% 1.79% 0.53% 1.69%
Operating net
income:
(1)
Net income $ 9,528 $ 9,078 $ 9,351 $ 1,363 $ 8,939
Less: Net gain
(loss)
on
sale of
securities
- - 14 (7,498) (28)
Less: Tax
effect on
sale of
securities
- - (4) 1,900 7
Plus: Tax (benefit) liability expense
from prior periods
- (619)
(3)
1,096
(4)
-
Operating
net income
$ 9,528 $ 9,078 $ 8,722 $ 8,057 $ 8,960
Operating return on
average assets:
(1)
Operating
net income
$ 9,528 $ 9,078 $ 8,722 $ 8,057 $ 8,960
Average assets $ 2,965,481 $ 2,900,725 $ 2,834,717 $ 2,799,863 $ 2,798,115
Operating
return on
average assets
(2)
1.27% 1.26% 1.25% 1.14% 1.27%
Operating return on
average equity:
(1)
Operating
net income
$ 9,528 $ 9,078 $ 8,722 $ 8,057 $ 8,960
Average equity $ 235,885 $ 228,933 $ 222,226 $ 212,393 $ 225,316
Operating
return on
average equity
(2)
16.03% 15.90% 15.92% 15.05% 15.78%
Operating Revenue:
(1)
Net interest
income
$ 24,300
$ 24,387
$ 22,048
$ 22,207
$ 21,274
Plus: Non
-interest
income
2,672 3,560 4,150
(4,178)
3,684
Less: Net gain
(loss)
on
sale of
securities
- - 14 (7,498) (28)
Operating
revenue
$ 26,972 $ 27,947 $ 26,184 $ 25,527 $ 24,986
Operating Efficiency Ratio:
(1)
Total
non
-interest
expense
$ 14,731
$ 13,966
$ 13,711
$ 14,275
$ 13,048
Operating
revenue
$ 26,972 $ 27,947 $ 26,184 $ 25,527 $ 24,986
Operating
efficiency
ratio
54.62% 49.97% 52.36% 55.92% 52.22%
(1)
The Company
believes
these non
-GAAP measurements are key
indicators
of the
ongoing
earnings
power
of the
Company.
(2)
Annualized.
(3) The Company recognized
a $619
thousand income tax
benefit in first
quarter
of 2026
due to an adjustment
to the
deferred
tax asset
calculation
from
2025.
(4) State tax
liability expenses for 2024
and for the first
three quarters
of 2025
were recognized
during the fourth
quarter of 2025.
The state tax
expense is
related
to taxes
due on
interest
income
on
loans
whose
collateral
are located
outside
of the
State
of Florida.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
USCB FINANCIAL HOLDINGS,
INC.
NON-GAAP FINANCIAL
MEASURES
(UNAUDITED)
(Dollars
in
thousands,
except
per share
data)
As of or For the
Three Months Ended
9/30/2026 6/30/2026 3/31/2026 12/31/2025 9/30/2025
Tangible
book value per common
share (at period-end):
(1)
Total
stockholders'
equity
$ 229,362 $ 233,238 $ 223,246 $ 217,183 $ 209,095
Less: Intangible
assets
- - - - -
Tangible
stockholders'
equity
(3)
$ 229,362 $ 233,238 $ 223,246 $ 217,183 $ 209,095
Total
shares issued and outstanding
(at period-end):
Total
common
shares
issued
and
outstanding
18,465,077 18,459,470 18,257,400 18,137,885 18,107,385
Tangible
book
value per
common
share
(2)
$ 12.42 $ 12.64 $ 12.23 $ 11.97 $ 11.55
Operating diluted
net income per common
share:
(1)
Operating
net income
$ 9,528 $ 9,078 $ 8,722 $ 8,057 $ 8,960
Total
weighted
average diluted
shares
of common
stock
18,662,385 18,509,572 18,454,006 18,348,725 19,755,820
Operating
diluted
net income
per common
share:
$ 0.51 $ 0.49 $ 0.47 $ 0.44 $ 0.45
Tangible
Common
Equity/Tangible
Assets
(1)
Tangible
stockholders'
equity
(3)
$ 229,362 $ 233,238 $ 223,246 $ 217,183 $ 209,095
Tangible
total assets
(3)
$ 3,011,481 $ 3,019,701 $ 2,845,735 $ 2,791,540 $ 2,767,945
Tangible
Common
Equity/Tangible
Assets
7.62% 7.72% 7.84% 7.78% 7.55%
(1)
The Company
believes
these non
-GAAP measurements are key
indicators
of the
ongoing
earnings
power
of the
Company.
(2)
Excludes
the dilutive
effect, if any,
of shares
of common
stock
issuable
upon
exercise
of outstanding
stock
options.
(3)
Since the Company has
no intangible
assets, tangible
stockholders’
equity and
tangible total
assets are
the same amounts
as stockholders’ equity
and
total assets.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Item 3.
Quantitative
and Qualitative
Disclosures
About
Market Risk
As a
smaller reporting
company,
we are not required
to
provide
the information
required by
this item.
Item 4. Controls
and Procedures
Evaluation
of Disclosure
Controls
and Procedures
Under the supervision and with the participation
of our management,
including our President
and Chief Executive Officer
and
our
Chief Financial
Officer,
we evaluated
the effectiveness
of
the design
and
operation
of
the Company’s
disclosure
controls
and
procedures
(as
defined
in
Rules
13a-15(e)
and
15d-15(e)
under
the
Securities
Exchange
Act
of
1934
(“Exchange
Act”))
as
of
September
30, 2026.
Based
on
that
evaluation,
management
believes
that,
as
of
the end
of
the
period
covered
by
this Form
10-Q,
the Company's
disclosure
controls
and
procedures
were
effective
to record,
process,
summarize
and
report
the information
required
to
be disclosed
in the
reports
filed
or
submitted
under
the Exchange
Act
within the
required
time periods.
Changes
in Internal Control
Over Financial
Reporting
There
has
been no
change
in our
internal
control
over financial
reporting
(as defined
in Rules
13a-15(f)
and 15d-15(f)
under the
Exchange Act)
during the period
covered by
this Form 10-Q
that has materially
affected,
or is reasonably likely to
materially
affect,
our internal control
over financial
reporting.
Limitations
on Effectiveness
of Controls and
Procedures
In
designing
and
evaluating
the
disclosure
controls
and
procedures,
management
recognizes
that
any
controls
and
procedures,
no matter
how well designed
and operated, can
provide
only reasonable,
not absolute,
assurance of
achieving
the desired
control
objectives.
In addition,
the design
of
disclosure
controls
and procedures
must reflect
the fact
that there
are resource
constrain
ts and that
management
is required
to apply
judgment in evaluating
the benefits
of
possible
controls
and procedures
relative to
their costs.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
PART
II
Item 1.
Legal
Proceedings
We are not currently
subject to
any material
legal proceedings.
We are from
time to time subject
to claims and litigation
arising
in
the
ordinary
course
of
business.
These
claims
and
litigation
may
include,
among
other
things,
allegations
of
violation
of
banking and other
applicable
regulations, competition
law, labor
laws and consumer
protection
laws, as
well as
claims
or litigation
relating
to
intellectual
property,
securities,
breach
of
contract
and
tort.
We
intend
to
defend
ourselves
vigorously
against
any pending
or future
claims
and litigation.
There
can be
no assurance
that any
future legal
proceedings
to which
we are
a party
will
not be decided
adversely
to
our interests
and have
a material adverse
effect
on our
financial
condition
and operations.
Item 1A.
Risk Factors
For detailed
information
about certain risk
factors
that could materially affect
our business, financial
condition,
or future
results,
see “Part I, Item 1A
– Risk Factors” of
the 2025 Form 10-K. There have been
no material changes
to the risk factors
disclosed
in the 2025 Form 10-K.
Item 2.
Unregistered
Sales
of Equity Securities
and Use of
Proceeds
(a) None.
(b) Not
applicable.
(c) The Company’s
repurchases of
equity
securities
for
the three months
ended September
30, 2026 were as follows:
Total
Number of
Shares
Purchased
Average
Price Paid
Per Share
Total Number of Shares Purchased
as Part of Publicly Announced
Plans or Programs (1)
Maximum Number
of Shares that
May
Yet Be Purchased
Under Plans or
Programs (1)
Period
July 1 - 31, 2026
- $ - - 474,834
August 1 - 31, 2026
- $ - -
474,834
September
1 - 30, 2026
- $ - -
474,834
Total
- $ - -
(1) As of
September 30, 2026 there were 474,834 shares
available
for repurchase
under
the outstanding
share
repurchase
progra
m:
- On January 24, 2022,
the Company announced
its initial stock
repurchase program
to repurchase
up to
750,000 shares of
Class
A common
stock.
The Company
completed
the repurchase
of all
remaining
shares
authorized
under
this
program
during
the quarter
ende
d
June 30, 2026.
- On April 22, 2024,
the Company announced
the adoption
of a
second repurchase
program to repurchase
up to 500,000 shares
of Class
A common
stock to commence upon
completion
of its first repurchase
program. Accordingly,
the second
repurchase program commenced
in
the quarter
ended
June 30, 2026 upon
completion
of the
Company's
initial
share
repurchase
program.
Item 3.
Defaults Upon
Senior Securities
(a)
Not applicable
(b)
Not applicable
Item 4.
Mine Safety
Disclosures
Not applicable.
Item 5. Other
Information
(a)
Not applicable

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
(b)
Not applicable
(c)
During
the
three
months
ended
September
30,
2026,
none
of
the
Company’s
directors
or
Section
16
reporting
persons
adopted
or
terminated
any Rule 10b5-1
trading
arrangement
or
non-Rule
10b5-1
trading arrangement
(as
such terms
are defined
in Item 408 of
the SEC’s
Regulation S-K).

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
Item 6. Exhibits
Exhibit No.
Description of Exhibit
2.1
Agreement and Plan of Share Exchange, dated December 27, 2021, by and between U.S. Century Bank and USCB
Financial Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No.
001-41196) filed with the S
ecurities and
Exchange Commission
on December
30, 2021).
3.1
Articles of Incorporation, as amended, of USCB Financial Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the
Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (File No. 001-41196) filed with the
Securities and Excha
nge Commission
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
filed
with the Securities and
Exchange Commission
on December
30, 2021).
4.4
Description of USCB Financial Holdings, Inc.’s securities (incorporated by reference to Exhibit 4.4 to the Registrant's Annual
Report on Form 10-K (File No. 001-
41196)
filed
with the Securities and
Exchange Commission
on March 22, 2024).
4.5
Indenture, dated August 14, 2025 by and between USCB Financial Holdings, Inc. and Wilmington Trust, National
Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No.
001-41196) filed with the Securities and Exchange Commis
sion on August 14,
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
41196)
filed
with the Securities and
Exchange Commission
on August 14, 2025).
10.2
Form of Registration Rights Agreement, dated August 14, 2025, by and among USCB Financial Holdings, Inc. and certain institutional buyers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-
41196) filed w
ith the Securities and
Exchange Commission
on August 14, 2025).
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-
14(a) of the Securities
Exchange Act of 1934.
*
31.2
Certification of Chief Financial Officer pursuant to Rule 13a-
14(a) of the Securities
Exchange Act of 1934.
*
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
. **
32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
. **
101
The following financial statements from the
Company’s Quarterly Report
on Form 10-Q
for the quarter
ended September
30,
2026 formatted
in Inline XBRL:
(i) Consolidated
Balance Sheets
(unaudited),
(ii) Consolidated
Statements of
Operations
(unaudited), (iii) Consolidated
Statement
s
of Comprehensive Income (unaudited),
(iv) Consolidated Statements
of Changes
in Stockholders’
Equity (unaudited),
(v) Consolidated
Statements of
Cash Flows (unaudited),
(vi) Notes to Consolidated
Financial
Statements (unaudited).
104
Cover Page
Interactive Data File (formatted
as Inline XBRL and contained
in Exhibit 101)
*
**
Filed herewith.
Furnished hereby.

USCB Financial Holdings,
Inc.
Q3 2026 Form 10-Q
SIGNATURES
Pursuant
to the
requirements
of
the Securities
Exchange
Act of
1934, the
registrant
has duly
caused
this report
to
be
signed
on its
behalf
by
the undersigned
thereunto duly
authorized.
USCB FINANCIAL
HOLDINGS,
INC.
(Registrant)
Signature Title Date
/s/
Luis de
la Aguilera
Chairman,
President
and Chief
Executive
Officer
November
6, 2026
Luis de
la Aguilera
(Principal Executive
Officer)
/s/
Robert
Anderson
Executive
Vice
President
and Chief
Financial
Officer
November
6, 2026
Robert
Anderson
(Principal Financial
Officer
and Principal
Accounting
Officer)